Form 10-Q
period 1995-03-31
ADVANCED TISSUE SCIENCES INC
filed 1995-05-12
CIK 829549

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    ---------

          /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                         OR

          / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ________ TO ________

                      COMMISSION FILE NUMBER:  0-016607

                        ADVANCED TISSUE SCIENCES, INC.
               (Exact name of registrant as specified in charter)
                                    ---------

          Delaware                                            14-1701513
       --------------                                         ----------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

  10933 North Torrey Pines Road
       La Jolla, California                                    92037
- - -----------------------------                                  -----
(Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code:  (619) 450-5730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  /X/          No  / /

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at May 1, 1995 was 30,571,793.

                        ADVANCED TISSUE SCIENCES, INC.
                        (A Development Stage Company)
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995


                                     INDEX
                                     -----

Part I - Financial Information                                      Page
- - ------------------------------                                      ----

  Item 1 - Financial Statements

             Introduction to the Financial Statements.............    1

             Consolidated Balance Sheet -
             March 31, 1995 and December 31, 1994.................    2

             Consolidated Statement of Operations -
             Three Months Ended March 31, 1995 and 1994
               and Cumulative January 21, 1986 (inception)
               to March 31, 1995..................................    3

             Consolidated Statement of Cash Flows -
             Three Months Ended March 31, 1994 and 1994
               and Cumulative January 21, 1986 (inception)
               to March 31, 1995..................................    4

             Consolidated Statement of Stockholders' Equity -
             Three Months Ended March 31, 1995....................    5

             Notes to the Consolidated Financial Statements.......   6-7

  Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations........   8-10

Part II - Other Information
- - ---------------------------

  Item 6 - Exhibits and Reports on Form 8-K.......................    11

Signature.........................................................    11

                           PART I - FINANCIAL INFORMATION
                           ------------------------------


ITEM 1 - FINANCIAL STATEMENTS

                      INTRODUCTION TO THE FINANCIAL STATEMENTS

     The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The financial information presented in this Quarterly Report on Form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                           ADVANCED TISSUE SCIENCES, INC.
                           (A Development Stage Company)
                            CONSOLIDATED BALANCE SHEET
                               Dollars in Thousands

                                                      March 31,        December 31,
                                                        1995               1994
                                                    ------------       ------------
                                                     (Unaudited)
          ASSETS
Current assets:
  Cash and cash equivalents                           $   12,378        $   12,417
  Short-term investments                                   3,636             9,616
  Prepaid expenses                                           846               861
  Other current assets                                     1,215             1,183
                                                      ----------        ----------
    Total current assets                                  18,075            24,077

  Property - net                                           8,353             8,374
  Patent costs - net                                         851               824
  Other assets                                               158               151
                                                      ----------        ----------
    Total assets                                      $   27,437        $   33,426
                                                      ==========        ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligations under
   capital leases                                     $       10        $       10
  Accounts payable                                         1,096             1,850
  Accrued expenses                                         3,516             3,180
                                                      ----------        ----------
     Total current liabilities                             4,622             5,040
                                                      ----------        ----------
Long-term portion of obligations under
   capital leases                                             34                36
                                                      ----------        ----------
Stockholders' equity:
  Preferred Stock, 1,000,000 authorized shares;
   none issued                                                --                --
  Common Stock, $.01 par value; 50,000,000
   authorized shares; issued and outstanding,
   30,570,993 shares at March 31, 1995 and
   30,568,713 shares at December 31, 1994                    306               306
  Additional paid-in capital                             121,608           121,600
  Deficit accumulated during development stage           (99,133)          (93,556)
                                                      ----------        ----------
     Total stockholders' equity                           22,781            28,350
                                                      ----------        ----------
     Total liabilities and stockholders' equity       $   27,437        $   33,426
                                                      ==========        ==========

         See the accompanying notes to the consolidated financial statements.

                           ADVANCED TISSUE SCIENCES, INC.
                            (A Development Stage Company)
                        CONSOLIDATED STATEMENT OF OPERATIONS
                       In Thousands, Except Per Share Amounts
                                     (Unaudited)

                                                                         Cumulative
                                                                         January 21,
                                                                            1986
                                       Three Months Ended March 31,      (inception)
                                       ----------------------------      to March 31,
                                          1995             1994              1995
                                       ----------       ---------        ------------
Revenues:
  Product sales                        $      261       $     363        $    3,960
  Contract and fees                           561              30             5,183
  Interest and other                          283             266             5,881
                                       ----------       ---------        ----------
  Total revenues                            1,105             659            15,024
                                       ----------       ---------        ----------
Costs and expenses:
  Research and development                  4,406           3,799            50,868
  Selling, general and administrative       1,460           1,599            27,123
  Professional and consulting                 468             403             8,845
  Cost of goods sold                          346             375             4,950
  Interest                                      2               2               545
  In-process technology and other              --              --            21,826
                                       ----------       ---------        ----------
  Total costs and expenses                  6,682           6,178           114,157
                                       ----------       ---------        ----------
Net loss                               $   (5,577)      $  (5,519)       $  (99,133)
                                       ==========       =========        ==========

Net loss per share                     $     (.18)      $    (.19)
                                       ==========       =========
Weighted average number of common
  shares used in computation of
  net loss per share                       30,571          29,297
                                       ==========       =========

         See the accompanying notes to the consolidated financial statements.

                            ADVANCED TISSUE SCIENCES, INC.
                            (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                 Dollars in Thousands
                                      (Unaudited)

                                                                         Cumulative
                                                                         January 21,
                                                                            1986
                                       Three Months Ended March 31,      (inception)
                                       ----------------------------      to March 31,
                                          1995             1994              1995
                                       ---------        ---------        ----------
Operating activities:
  Net loss                             $  (5,577)       $  (5,519)       $  (99,133)
  Adjustments to reconcile net
   loss to cash used in operating
   activities:
    Depreciation and amortization            291              267             3,811
    Write-off of acquired in-process
     technology                               --               --            21,000
    Compensation for services paid
     in stock or stock options                --               --             1,493
    Other adjustments to net loss              3                3               287
   Change in assets and liabilities:
    Prepaid expenses and other current
     assets                                  (17)            (300)           (2,061)
    Other assets                              (7)             149                29
    Accounts payable                        (754)            (430)            1,096
    Accrued expenses                         336             (793)            3,516
                                       ---------        ---------        ----------
    Net cash used in operating
     activities                           (5,725)          (6,623)          (69,962)
                                       ---------        ---------        ----------
Investing activities:
  Purchases of short-term
   investments                              (787)         (15,724)         (119,828)
  Sales of short-term investments          6,767            3,386           116,192
  Acquisition of property                   (266)          (1,760)           (9,969)
  Patent application costs                   (34)             (30)           (1,025)
                                       ---------        ---------        ----------
    Net cash provided by (used in)
     investing activities                  5,680          (14,128)          (14,630)
                                       ---------        ---------        ----------
Financing activities:
  Proceeds from borrowings                    --               --               529
  Payments of borrowings                      (2)              (1)           (2,899)
  Loans received from officers                --               --             1,132
  Payment of loan to shareholders             --               --               (50)
  Net proceeds from sale of equity            --           26,214            91,194
  Options exercised                            8               30             7,335
  Purchase of options and other               --               --              (271)
                                       ---------        ---------        ----------
    Net cash provided by financing
     activities                                6           26,243            96,970
                                       ---------        ---------        ----------
Net increase (decrease) in cash
 and cash equivalents                        (39)           5,492            12,378

Cash and cash equivalents at the
 beginning of period                      12,417           18,308                --
                                       ---------        ---------        ----------
Cash and cash equivalents at the
 end of period                         $  12,378        $  23,800        $   12,378
                                       =========        =========        ==========

        See the accompanying notes to the consolidated financial statements.

                            ADVANCED TISSUE SCIENCES, INC.
                            (A Development Stage Company)
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       In Thousands, Except Per Share Amounts
                                     (Unaudited)

                                                          Deficit
                                                        Accumulated
                           Common Stock    Additional     During         Total
                         ---------------    Paid-In     Development   Stockholders'
                         Shares   Amount    Capital        Stage         Equity
                         ------   ------   ---------    -----------   ------------
Balance December 31,
 1994                    30,569   $  306   $ 121,600    $  (93,556)    $  28,350

Options exercised (at
 $3.38 to $8.13 per
 share)                       2                    8                           8

Net loss                                                    (5,577)       (5,577)
                         ------   ------   ---------    ----------     ---------
Balance March 31, 1994   30,571   $  306   $ 121,608    $  (99,133)    $  22,781
                         ======   ======   =========    ==========     =========

        See the accompanying notes to the consolidated financial statements.

                            ADVANCED TISSUE SCIENCES, INC.
                            (A Development Stage Company)
                     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. is a development stage, tissue engineering company engaged in the growth of human tissues and organs for potential therapeutic and laboratory applications. Using its proprietary three-dimensional culture system, the Company has successfully replicated a variety of human tissues, including skin, cartilage, bone marrow and liver. The Company's first therapeutic products, tissue engineered skin products for the treatment of severe burns and chronic skin ulcers, are in multi-site human clinical trials in the United States and France.

Liquidity and Capital Resources - As of March 31, 1995, the Company had available working capital of $13.5 million. The Company believes this is sufficient working capital to fund its operations at current levels into the fourth quarter of 1995. Accordingly, the Company will require additional funds to support its operations after such time and in any event prior to the commer-cial introduction of its therapeutic products. Should the Company be unsuccess-ful in raising such funds, it will be required to adjust the number and extent of the projects being pursued. These adjustments would be expected to include reductions in development programs, personnel, and leased space, deferrals or reductions in executive compensation, and the sale or closure of certain technology or divisions. If these steps are not sufficient to allow the Company to obtain additional sources of financing, the Company would then be forced to delay or reduce the number of clinical trials being pursued.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. The Company's fifty percent interest in the Advanced Tissue Sciences-Smith & Nephew joint venture is accounted for under the equity method. All intercompany accounts and transactions have been eliminated.

NOTE 2 - IN VITRO LABORATORY TESTING BUSINESS

In March 1995, the Company entered into a definitive agreement whereby Stratum Laboratories International ("Stratum Laboratories") will license the technology and purchase certain net assets associated with the Company's in vitro laboratory testing ("IVLT") business. In total, the Company could receive up to $5 million, $1.4 million on the close of the transaction and $3.6 million in license fees and milestone payments. The Company will also have rights to royalties on certain product sales. The close of the transaction is subject to Stratum Laboratories obtaining sufficient funding.

As of March 31, 1995, the net book value of the assets and liabilities to be acquired under the agreement was $221,000. Costs associated with the IVLT business were $730,286 and $773,448 in the three months ended March 31, 1995 and 1994, respectively.

NOTE 3 - NET LOSS PER SHARE

The net loss per share for the three month periods ended March 31, 1995 and 1994 is based on the weighted average number of shares of Common Stock outstanding during the period. Shares to be issued under options have not been included in the calculation of the net loss per share in any period as their effect is antidilutive.

NOTE 4 - STOCK OPTIONS

The following table summarizes activity under the Company's 1992 Stock Option/Stock Issuance Plan (the "1992 Plan") and for other options for Common Stock during the three months ended March 31, 1995:

                               1992 Plan                    Other Options
                       ----------------------------   ----------------------------
                           Number       Price Per        Number       Price Per
                         of Shares        Share        of Shares         Share
                       -------------  -------------  -------------  --------------
Outstanding
  December 31, 1994     2,296,348    	$1.69 - 16.88	    1,898,33	    $1.47 - 10.13
Granted                    18,000     $6.00 -  8.88            --
Exercised                  (2,280)    $3.38 -  8.13            --
Canceled                  (23,445)    $3.38 - 11.75            --
                        ---------                      ---------
Outstanding
  March 31, 1995        2,288,623     $1.69 - 16.88	    1,898,334     $1.47 - 10.13
                        =========                      =========

NOTE 5 - CASH FLOW INFORMATION

Net cash from operating activities reflects cash payments for interest expense of approximately $2,000 in both the three-month periods ended March 31, 1995 and 1994. Cash payments for interest expense for the period January 26, 1986 (inception) to March 31, 1995 have totaled $595,000.

NOTE 6 - SUBSEQUENT EVENTS

The Company is in active negotiations with a leading biopharmaceutical company related to the development and licensing of a stem cell proliferation factor ("SCPF") for commercialization in the United States and Europe. However, under a collaborative research agreement and license option with Kirin Brewery Company, Limited ("Kirin") for the development and commercialization of SCPF in certain Asian countries, the Company is prohibited from entering into a collaboration with any other commercial entity prior to the achievement of certain milestones. In April 1995, in the interest of advancing the research and development of SCPF, the Company and Kirin mutually agreed and are in the process of terminating their collaborative research agreement, although Kirin has expressed a continuing interest in possibly obtaining Asian rights in the future. The Company cannot predict with any certainty that (i) it will be able to enter into any additional collaboration or license agreement on acceptable terms, (ii) any such collaboration will be successful, or (iii) it will receive any additional funding related to SCPF. The Company licensed rights to SCPF from the University of Florida Research Foundation, Inc. ("UFRFI") in
December 1992. Under the license agreement with UFRFI, the Company will be obligated to pay a portion of certain payments received and royalties paid by any sublicensee on SCPF products to UFRFI.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Advanced Tissue Sciences, Inc. is a development stage company engaged in the development and manufacture of living human tissue products for therapeutic and laboratory applications. The Company has incurred, and expects to continue to incur, substantial expenses in support of the development and clinical trials of its Dermagraft (trademark) products for burn and skin ulcer applications, in developing manufacturing systems and facilities for the production of Dermagraft and in advancing other applications of the Company's core technology.

   In addition to Dermagraft, the Company is focusing its activities on the development of tissue engineered cartilage and cardiovascular products. In May 1994, the Company entered into a fifty-fifty joint venture with Smith & Nephew plc ("Smith & Nephew") for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. The Company has also entered into a research and development agreement with St. Jude Medical, Inc. ("St. Jude Medical") under which St. Jude Medical is funding the development of tissue engineered heart valves.

Results of Operations
- - ---------------------

   Revenues were $1,105,000 and $659,000 for the three-month periods ended March 31, 1995 and 1994, respectively. During the quarter ended March 31, 1995, the Company recognized contract revenues of $561,000 from its joint venture with Smith & Nephew and from St. Jude Medical for research performed related to orthopedic applications of cartilage tissue and tissue engineered heart valves, respectively. Sales of the Company's Skin2 (registered trademark) laboratory testing kits decreased $102,000 to $261,000 in the quarter ended March 31, 1995 as compared to the corresponding quarter in 1994. This primarily reflects a decline in the number of units sold to the Company's Asian distributor as higher purchases were made for a validation study in 1994. Product sales in the 1995 period include approximately $37,000 related to validation studies performed, as compared to $176,000 in the first quarter of 1994.

   Research and development expenditures increased $607,000 to $4,406,000 in the quarter ended March 31, 1995 as compared to the corresponding period in 1994. The increase in research and development costs reflects higher costs associated with the production of Dermagraft products for clinical trials and the validation of components of the Company's commercial manufacturing facility. In addition, the Company incurred higher costs in support of the development of orthopedic cartilage and cardiovascular products for the Smith
& Nephew joint venture and St. Jude Medical research programs discussed above. These increases were partially offset by lower costs for preclinical studies of Dermagraft and of liver tissues. Specifically, the increased costs are principally reflected in higher costs for materials and supplies, outside services and overhead.

   Selling, general and administrative costs were $1,460,000 for the three months ended March 31, 1995, as compared to $1,599,000 in the corresponding period of the prior year. The decrease in selling, general and administrative expenses primarily reflects a reduction in headcount and associated costs as compared to 1994.

   Professional and consulting costs for legal, accounting and other consulting services incurred in the three months ended March 31, 1995 and 1994 were $468,000 and $403,000, respectively. The 1995 quarter included higher fees for consultants in support of corporate development activities and for legal fees, while the 1994 period included higher fees for clinical and regulatory consultants.

   Cost of goods sold represents direct and indirect costs of manufacturing the Company's Skin2 laboratory testing kits. Cost of goods sold is net of the costs of products transferred to research and development for use in developing additional applications of the Company's testing kits. The cost of such products is included in research and development expenses based upon estimated direct and indirect production costs assuming planned production capacity.
Cost of goods sold for the three-month periods ended March 31, 1995 and 1994 were $346,000 and $375,000, respectively. Cost of goods sold declined as fewer kits were produced in the 1995 quarter as compared to the corresponding period in 1994.

Liquidity and Capital Resources
- - -------------------------------

   As of March 31, 1995, the Company had available working capital of $13,453,000, a decrease of $5,584,000 from December 31, 1994. The decrease principally reflects funds used for operations and capital expenditures during the first quarter. Capital expenditures were $266,000 in the first three months of 1995, a significant portion of which is related to the validation of the Company's manufacturing facility.

   As discussed above, the alliances formed with Smith & Nephew and St. Jude Medical are helping to fund the development of tissue engineered cartilage for orthopedic applications and fibroblast-based heart valves and, to the extent not offset by additional or increased activities, are reducing the Company's use of working capital in support of these programs during 1995. However, the Company expects to continue to incur substantial research and development expenses, including costs associated with clinical trials, the development of manufacturing processes, and additional expenditures for capital equipment and patents.

   The Company believes it has sufficient working capital to fund its operations at current levels into the fourth quarter of 1995. However, based on the timing of regulatory reviews and approvals, the Company could use working capital at an accelerated rate for such activities as validation of the Company's manufacturing facility and to establish necessary sales, marketing and distribution capabilities. In any event, the Company will require additional funds to support its operations prior to the commercial introduction of its therapeutic products. Sources of such funds may include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and public or private offerings of debt or equity securities, among other sources. There can be no assurance that any additional funds will be available when needed or on terms favorable to the Company, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

   Should the Company be unsuccessful in raising funds it will be required to adjust the number and extent of the projects being pursued. These adjustments are expected to include reductions in development programs, personnel, and leased space, deferrals or reductions in executive compensation, and the sale or closure of certain technology or divisions. If these steps are not sufficient to allow the Company to obtain additional sources of financing, the Company would then be forced to delay or reduce the number of clinical trials being pursued.

   In March 1995, the Company entered into a definitive agreement whereby Stratum Laboratories International ("Stratum Laboratories") will purchase certain net assets and license the technology associated with the Company's in vitro laboratory testing business. In total, the Company could receive up to $5 million, $1.4 million on the close of the transaction and $3.6 million in license fees and milestone payments. The disposition of the in vitro laboratory business could reduce the Company's use of working capital from $1 million to $2 million annually, depending on the Company's ability to reduce fixed and semi-variable costs associated with the business. The close of the transaction is subject to Stratum Laboratories obtaining funding. Assuming such funding is obtained, the transaction is expected to close in the third quarter. See Note 2 to the consolidated financial statements.
                                          -9-

   In addition to the above, the Company will continually review its product development activities in an effort to allocate its resources to those products the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and need, potential for regulatory approval and reimbursement under the existing health care system as well as anticipated health care reforms, technical feasibility, expected and known product attributes and estimated costs to bring the product to market, among others. Based on these and other factors which the Company considers relevant, the Company may from time to time reallocate its resources among its product development activities. Additions to products under development or changes in products being pursued can substantially and rapidly change the Company's funding requirements.

Financial Condition
- - -------------------

   Cash, cash equivalents and short-term investments as of March 31, 1995 have decreased from December 31, 1994 reflecting cash used to fund operations. Accounts payable has decreased significantly from December 31, 1994 to March 31, 1995 primarily reflecting payments related to costs associated with the annual renewal of the Company's liability insurance, for clinical trials and for sponsored research. Accrued expenses have increased over the same period principally due to accruals for salaries, benefits and sponsored research, partially offset by lower accruals for clinical trials.

                             PART II - OTHER INFORMATION
                             ---------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits - None

     (b)    Reports on Form 8-K

    On January 5, 1995, the Company adopted a Shareholder Rights Plan and pursuant thereto issued one preferred share purchase right ("Right") on each outstanding share of Common Stock. The Rights are exercisable only if a person or group acquires, or makes a tender offer to acquire, 15% or more of the Company's Common Stock. In connection with the adoption of the Shareholder Rights Plan, the Company's Board of Directors designated and reserved 500,000 shares of the Company's authorized preferred stock as Series A Junior Participating Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"). The Rights have no voting privileges and expire on January 6, 2005.

    When exercisable, each Right entitles its holder to buy one-hundredth of a share of the Series A Preferred Stock at an exercise price of $55, subject to certain antidilution adjustments. In addition, if at any time after the Rights become exercisable, should (i) the Company be acquired in a merger or other business combination transaction, or sell 50% or more of its consolidated assets or earnings power, each Right will entitle its holder to purchase a number of the acquiring ompany's common shares having a market value at the time of twice the Right's exercise price or (ii) a person or group acquires
15% or more of the Company's outstanding Common Stock, each Right will entitle its holder, other than the acquirer, to purchase, at the Right's then-current exercise price, a number of the Company's Common Stock having a market value of twice the Right's exercise price. The rights are redeemable for one cent per Right at any time up to and including ten days after the acquisition of 15% of the then outstanding Common Stock.



                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ADVANCED TISSUE SCIENCES, INC.


Date:    May 11, 1995               /s/ Arthur J. Benvenuto
      ------------------            --------------------------------
                                    Arthur J. Benvenuto
                                    Chairman of the Board, President
                                     and Chief Executive Officer



Date:    May 11, 1995               /s/ Michael V. Swanson
      ------------------            --------------------------------
                                    Michael V. Swanson
                                    Vice President, Finance and
                                     Administration