Form 10-Q
period 1995-06-30
ADVANCED TISSUE SCIENCES INC
filed 1995-08-11
CIK 829549

                      UNITED STATES SECURITIES AND EXCHANGE
                                    COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

                                    ---------

          /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                         OR

          / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM       TO
                                                -------  ------

                      COMMISSION FILE NUMBER:  0-016607

                        ADVANCED TISSUE SCIENCES, INC.
               (Exact name of registrant as specified in charter)
                                    ---------

          Delaware                                          14-1701513
       --------------                                       ----------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)

   10933 North Torrey Pines Road
       La Jolla, California                                    92037
- - -----------------------------------                            -----
(Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code:  (619) 450-5730

Indicate by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  /X/          No  / /

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at August 1, 1995 was 33,816,440

                      ADVANCED TISSUE SCIENCES, INC.
                      (A Development Stage Company)
              FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995


                                INDEX
                                -----
Part I - Financial Information                                  Page
- - ------------------------------                                  ----
  Item 1 - Financial Statements
             Introduction to the Financial Statements             1

             Consolidated Balance Sheet -
             June 30, 1995 and December 31, 1994                  2

             Consolidated Statement of Operations -
             Three and Six Months Ended June 30, 1995
               and 1994 and Cumulative January 21, 1986
               (inception) to June 30, 1995                       3

             Consolidated Statement of Cash Flows -
             Six Months Ended June 30, 1995 and 1994
               and Cumulative January 21, 1986
               (inception) to June 30, 1995                       4

             Consolidated Statement of Changes in Stockholders'
             Equity - Six Months Ended June 30, 1995              5

             Notes to Consolidated Financial Statements           6-8

  Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                           9-11

Part II - Other Information
- - ---------------------------

  Item 4 - Submission of Matters to a Vote of Security
             Holders                                              12

  Item 6 - Exhibits and Reports on Form 8-K                       12

Signatures                                                        13

                       PART I - FINANCIAL INFORMATION
                       ------------------------------




ITEM 1 - Financial Statements

                    INTRODUCTION TO THE FINANCIAL STATEMENTS

     The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and Quarterly Report on Form 10-Q for the three months ended March 31, 1995.

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


                        ADVANCED TISSUE SCIENCES, INC.
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEET
                            Dollars in Thousands

                                                 June 30,      December 31,
                                                  1995            1994
                                                 --------      ------------
                                               (Unaudited)

     ASSETS
Current assets:
  Cash and cash equivalents (Note 8)             $  20,073      $  12,417
  Short-term investments                                --          9,616
  Prepaid expenses                                     754            861
  Other current assets                               1,097          1,183
                                                 ---------      ---------
    Total current assets                            21,924         24,077
Property - net                                       8,401          8,374
Patent costs - net                                   1,015            824
Other assets                                           251            151
                                                 ---------      ---------
    Total assets                                 $  31,591      $  33,426
                                                 =========      =========

     LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligations under
     capital leases                              $      10      $     10
  Accounts payable                                     862         1,850
  Accrued expenses                                   4,007         3,180
                                                 ---------     ---------
    Total current liabilities                        4,879         5,040
                                                 ---------     ---------
Obligations under capital lease                         31            36
                                                 ---------     ---------

Stockholders' equity:
  Preferred Stock, 1,000,000 authorized
     shares; none issued                                --            --
  Common Stock, $.01 par value;
     50,000,000 authorized shares;
     issued and outstanding, 32,643,653
     at June 30, 1995 and 30,568,713
     shares at December 31, 1994                       326           306
  Additional paid-in capital                         132,135     121,600
  Deficit accumulated during development
     stage                                        (104,861)      (93,556)
                                                 ---------     ---------
                                                    27,600        28,350
  Less note received in connection with the
     sale of common stock (Note 6)                    (919)           --
                                                 ---------     ---------
    Total stockholders' equity                      26,681        28,350
                                                 ---------     ---------
    Total liabilities and stockholders'
     equity                                      $  31,591     $  33,426
                                                 =========     =========

   See the accompanying notes to the consolidated financial statements.

                             ADVANCED TISSUE SCIENCES, INC.
                             (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF OPERATIONS
                         In Thousands, Except Per Share Amounts
                                      (Unaudited)
                                                                                  Cumulative
                                                                                  January 21,
                                                                                     1986
                                                                                 (inception) to
                        Three Months Ended June 30,   Six Months Ended June 30,     June 30,
                        ---------------------------   -------------------------
                           1995            1994         1995           1994          1995
                        -----------    ------------   -----------   -----------   -----------
Revenues:
  Product sales         $     290      $      271     $     551     $     634     $     4,250
  Contract and fees           600              --         1,161            30           5,783
  Interest and other          207             342           490           608           6,088
                        ---------      ----------     ---------     ---------     -----------
  Total revenues            1,097             613         2,202         1,272          16,121
                        ---------      ----------     ---------     ---------     -----------
Costs and expenses:
  Research and
   development              4,591           3,963         8,997         7,762          55,459
  Selling, general and
   administrative           1,486           1,700         2,947         3,299          28,610
  Professional and
   consulting                 399             538           867           941           9,244
  Cost of goods sold          348             354           693           730           5,297
  Interest                      1               2             3             4             546
  In-process technology
   and other                   --              --            --            --          21,826
                        ---------      ----------     ---------     ---------       -----------
  Total costs and
   expenses                 6,825           6,557        13,507        12,736         120,982
                        ---------      ----------     ---------     ---------       -----------
Net loss                $  (5,728)      $  (5,944)    $ (11,305)    $ (11,464)      $(104,861)
                        ==========      ==========    ==========    ==========      ===========
Net loss per share      $    (.19)      $    (.19)    $    (.37)    $    (.38)
                        ==========     ===========    ==========    ==========
Weighted average
   number of common
   shares used in
   computation of net
   loss per share          30,859          30,588        30,715        29,931
                        ==========     ===========    ==========    ==========

       See the accompanying notes to the consolidated financial statements.

                             ADVANCED TISSUE SCIENCES, INC.
                             (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                 Dollars In Thousands
                                      (Unaudited)


                                                                                Cumulative
                                                                                January 21,
                                                                                   1986
                                                 Six Months Ended June 30,     (inceptin) to
                                               ----------------------------       June 30,
                                                  1995             1994            1995
                                               ------------     -----------    --------------
Operating activities:
  Net loss                                     $   (11,305)     $  (11,464)    $    (104,861)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Depreciation and amortization                     577             541             4,097
     Write-off of acquired in-process
      technology                                        --              --            21,000
     Compensation for services paid in
      stock or stock options                            --              --             1,493
     Other adjustments to net loss                      15              18               299
Change in assets and liabilities:
  Prepaid expenses and other current assets            193             179            (1,851)
  Other assets                                        (100)            199               (64)
  Accounts payable                                    (988)           (602)              862
  Accrued expenses                                     827            (686)            4,007
                                                -----------      ----------    --------------
     Net cash used in operating activities         (10,781)        (11,815)          (75,018)
                                                -----------      ----------    --------------
Investing activities:
  Purchases of short-term investments                 (788)        (19,825)         (119,829)
  Sales of short-term investments                   10,404          13,487           119,829
  Acquisition of property                             (594)         (2,607)          (10,297)
  Patent application costs                            (203)            (96)           (1,194)
                                                ----------       ----------    --------------
     Net cash provided by (used in)
       investing activities                          8,819          (9,041)          (11,491)
                                                ----------       ----------    --------------
Financing activities:
  Proceeds from borrowings                              --              --               529
  Payments of borrowings                                (5)             (4)           (2,902)
  Loans received from officers                          --              --             1,132
  Payment of loan to shareholders                       --              --               (50)
  Net proceeds from sale of equity                   9,493          26,197           100,687
  Options exercised                                    130              30             7,457
  Purchase of options and other                         --              --              (271)
                                                ----------      ----------     --------------
     Net cash provided by financing activities       9,618          26,223           106,582
                                               -----------      ----------     --------------
Net increase (decrease) in cash and
 cash equivalents                                    7,656           5,367            20,073
Cash and cash equivalents at the
 beginning of period                                12,417          18,308                --
                                               -----------      ----------     --------------
Cash and cash equivalents at the end
 of period                                     $    20,073      $   23,675     $      20,073
                                               ===========      ==========     ==============

          See accompanying notes to the consolidated financial statements.

                               ADVANCED TISSUE SCIENCES, INC.
                               (A Development Stage Company)
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          In Thousands, Except Per Share Amounts
                                        (Unaudited)

                                                             Deficit
                                                           Accumulated                  Total
                             Common Stock     Additional     During                     Stock-
                           ----------------    Paid-in     Development      Note       holder's
                           Shares    Amount    Capital        Stage      Receivable     Equity
                           -------  -------   ----------   -----------   ----------   ---------
Balance December 31, 1994   30,569  $   306   $  121,600   $  (93,556)                $  28,350

Sales of Common Stock for
  cash less expenses of
  $797 (see Note 2)          1,500       15        9,478           --                     9,493
Options exercised (at $1.67    575        5        1,057           --   $    (919)         143
  to $9.00 per share) and
  Other

Net loss                        --       --           --      (11,305)         --      (11,305)
                          --------  -------   ----------   ----------   ---------    ---------
Balance June 30, 1995       32,644  $   326   $  132,135   $ (104,861)  $    (919)   $  26,681
                          ========  =======   ==========   ==========   =========    =========


     See the accompanying notes to the consolidated financial statements.


                       ADVANCED TISSUE SCIENCES, INC.
                       (A Development Stage Company)
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. is a development stage, tissue engineering company utilizing its proprietary technology to develop and manufacture completely human tissue products for transplantation. The Company has established three units focusing on the worldwide commercialization of skin, cartilage and cardiovascular products. The Company's first therapeutic products, tissue engineered skin products for the treatment of severe burns and chronic skin ulcers, are in multi-site human clinical trials in the United States and France.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. The Company's fifty percent interest in the Advanced Tissue Sciences-Smith & Nephew joint venture is accounted for under the equity method. All intercompany accounts and transactions have been eliminated.

NOTE 2 - PRIVATE PLACEMENT

On June 26, 1995, the Company completed the private placement of 1,500,000 shares of its common stock (the "Shares") pursuant to Regulation D under the Securities Act of 1933, yielding the Company gross proceeds of approximately $10.3 million and net proceeds of $9.5 million. The initial purchase price for the Shares was $6.86 per share, representing an 11.5% discount to the closing bid price of the Company's common stock on June 7, 1995. However, the initial purchase price will be adjusted to result in a purchase price per share to the investors equal to 88.5% of the average closing price of the common stock during a period 90 to 135 calendar days subsequent to the close of the transaction (September 24, 1995 to November 8, 1995).

To the extent 88.5% of such average price exceeds the initial purchase price of $6.86, the investors will provide additional proceeds such that the total proceeds to the Company from the investors equals the product of the 88.5% of the average price and the Shares. However, if 88.5% of the average price is below the initial purchase price of $6.86, additional shares will be issued to the investors such that the purchase price per share to the investors equals the lower of 88.5% of the average price or the price per share the Company issues or sells any shares of its Common Stock or any of its securities which are convertible into or exchangeable for its common stock or any warrants, options or other rights to subscribe for or purchase common stock within 135 calendar days of the close of the transaction (exclusive of shares or options issued pursuant to the Company's option plans or shares issued upon the exercise of options, warrants or rights outstanding on the closing date of the transaction).

In connection with the offering, the Company has agreed to register the Shares within 105 days of the close of the transaction (October 9, 1995). See Note 8 regarding the completion of a series of similar transactions subsequent to the end of the second quarter.

NOTE 3 - IN VITRO LABORATORY TESTING BUSINESS

In March 1995, the Company entered into an agreement whereby Stratum Laboratories International ("Stratum Laboratories") would license the technology and purchase certain net assets associated with the Company's in vitro laboratory testing ("IVLT") business. To date, Stratum Laboratories has not been successful in securing sufficient funding to complete the transaction. As a result, the Company has begun to actively explore alternatives for focusing additional resources on the business.

As of June 30, 1995, the net book value of the assets and liabilities to be acquired under the agreement was $138,656. Costs associated with the IVLT business were $706,000 and $856,000 in the three months ended June 30, 1995 and 1994, respectively, and $1,467,000 and $1,725,000 in the six months ended June 30, 1995 and 1994, respectively.

NOTE 4 - DEVELOPMENT AGREEMENT

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

NOTE 5 - NET LOSS PER SHARE

The net loss per share for the three and six-month periods ended June 30, 1995 and 1994 is based on the weighted average number of shares of common stock outstanding during the period. Shares to be issued under options have not been included in the calculation of the net loss per share in any period as their effect is antidilutive.

NOTE 6 - STOCK OPTIONS

The following table summarizes activity under the Company's 1992 Stock Option/ Stock Issuance Plan (the "1992 Plan") and for other options and warrants for common stock during the six months ended June 30, 1995:

                               1992 Plan                     Other Options
                        ------------------------    ---------------------------
                         Number        Price Per        Number       Price Per
                        of Shares        Share         of Shares       Share
                        -----------   -----------   ------------   ------------

Outstanding
  December 31, 1994      2,296,348    $1.69 - 16.88    1,898,334   $1.47 - 10.13
Granted                    163,000     $5.75 - 8.94      135,000           $6.86
Exercised                  (14,940)    $3.38 - 9.00     (560,000)   $1.67 - 3.13
Canceled                   (86,970)   $3.38 - 13.13      (83,334)          $6.00
                         ----------                    ----------
Outstanding
  June 30, 1995          2,357,438    $1.69 - 16.88    1,390,000    $1.47- 10.13
                         =========                     =========


In May 1995, the Company's Chairman, President and Chief Executive Officer exercised an employee stock option for 550,000 shares of common stock at an exercise price of $1.67 per share. The purchase price of $918,500 was paid with a promissory note bearing interest at 6.75% per annum with principal and interest due in May 1998. The note receivable is reflected as an offset to stockholders' equity in the accompanying balance sheet.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 1995 noncash financing activities consisted of the payment for the exercise of a employee stock option with a note. See Note 6 above. Net cash from operating activities reflects cash payments for interest expense of $3,000 and $4,000 in the six-month periods ended June 30, 1995 and 1994, respectively. Cash payments for interest expense for the period January 26, 1986 (inception) to June 30, 1995 have totaled $597,000.

NOTE 8 - SUBSEQUENT EVENTS

Private Placements - In July 1995, the Company completed a series of private placements issuing a total of 1,114,432 shares of its common stock under Regulation D to the Securities Act of 1933, yielding the Company gross proceeds of approximately $7.6 million and net proceeds of $7.1 million. As these placements were not completed prior to the end of the second quarter, the proceeds from these placements are not reflected in the accompanying balance sheet. Through these placements (including the placement in Note 2 above) the Company has issued 2,614,432 shares of common stock, raising total gross proceeds of $17.9 million and net proceeds of $16.6 million.

The July 1995 private placements were completed on substantially the same terms as the June 1995 placement described in Note 2; however, the periods over which the initial purchase price will be adjusted differ and 385,569 of the shares are to be registered within 160 calendar days of June 26, 1995
(by December 3, 1995). In the July placements, the average price for 728,863 shares will be determined during the period 115 to 160 calendar days after June 26, 1995 (October 19, 1995 to December 3, 1995) and for 385,569 shares during the period 160 to 205 calendar days after June 26, 1995 (December 3, 1995 to January 17, 1996).

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Advanced Tissue Sciences, Inc. is a development stage company engaged in the development and manufacture of living human tissue products for therapeutic and laboratory applications. The Company has incurred, and expects to continue to incur, substantial expenses in support of the development and clinical trials of its Dermagraft "Trademark" products for burn and skin ulcer applications, in developing manufacturing systems and facilities for the production of Dermagraft and in advancing other applications of the Company's core technology.

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

Results of Operations
- - ---------------------

     Revenues increased $484,000 to $1,097,000 and $930,000 to $2,202,000, respectively, in the three and six-month periods ended June 30, 1995 as compared to the corresponding periods of 1994. During the three and six-month periods ended June 30, 1995, the Company recognized contract revenues of $590,000 and $1,151,000, respectively, from its joint venture with Smith & Nephew and from St. Jude Medical for research performed related to orthopedic applications of cartilage tissue and tissue engineered heart valves. No such revenues were earned in the 1994 periods. This increase in contract revenues was partially offset by lower product sales and interest income as described below.

     Sales of the Company's Skin2 "Registered" laboratory testing kits increased slightly in the three-month period, from $271,000 to $290,000, resulting in product sales of $551,000 in the six-month period ended June 30, 1995 as compared to sales of $634,000 in the corresponding period of 1994. Fluctuations in product sales are primarily due to the timing of validation studies. Product sales include revenues received under validation studies of $139,000 and $176,000, respectively, in the three and six-month periods ended June 30, 1995. Sales under validation studies totaled $43,000 and $219,000 in the three and six months ended June 30, 1994, respectively. The second quarter of 1994 also includes approximately $51,000 in deferred sales which were recognized upon regulatory approval of the Skin2 kits for use in classifying corrosive materials. In addition, sales in the second quarter of 1994 were limited by product availability due to manufacturing issues. Lower average invested funds partially offset by higher rates of return resulted in a decline in interest income in the second quarter and for the first six months of 1995 as compared to the corresponding periods of 1994.

     Research and development expenditures have increased significantly in both the three and six-month periods ended June 30, 1995 as compared to the corresponding periods of 1994. Research and development expenditures increased $628,000 to $4,591,000 in the quarter ended June 30, 1995 and $1,235,000 to $8,997,000 during the first half of 1995 as compared to the same periods in 1994. The increase in research and development costs reflects higher costs associated with the production of Dermagraft products for clinical trials and the validation of components of the Company's commercial manufacturing facility. In addition, the Company incurred higher costs in support of the development of orthopedic cartilage and cardiovascular products for the Smith & Nephew joint venture and St. Jude Medical research programs discussed above. These increases were partially offset by lower costs for preclinical studies of Dermagraft and of liver tissues, and for research related to a stem cell growth factor. Specifically, the increased costs are principally reflected in higher costs for materials and supplies, and overhead.

     Selling, general and administrative costs were $1,486,000 and $2,947,000 for the three and six-month periods ended June 30, 1995, respectively, as compared to $1,700,000 and $3,299,000 in the corresponding periods of the prior year. The decrease in selling, general and administrative expenses primarily reflects a reduction in headcount, lower costs for marketing and a decrease in associated overhead costs.

     Professional and consulting costs for legal, accounting and other consulting services were $399,000 and $867,000 in the three and six months ended June 30, 1995, respectively, as compared to $538,000 and $941,000 in the corresponding periods in 1994. Both the three and six-month periods of 1995 included higher fees for consultants in support of corporate development activities, while the 1994 periods included higher fees for legal matters, primarily the agreements with Smith & Nephew and St. Jude Medical as discussed above, and for clinical and regulatory consultants.

     Cost of goods sold represents direct and indirect costs of manufacturing the Company's Skin2 laboratory testing kits. Cost of goods sold is net of the costs of products transferred to research and development for use in developing additional applications of the Company's testing kits. The cost of such products is included in research and development expenses based upon estimated direct and indirect production costs assuming planned production capacity. Cost of goods sold for the three and six-month periods ended June 30, 1995 decreased as compared to the same periods in 1994 as fewer kits were produced in the 1995 periods.

Liquidity and Capital Resources
- - -------------------------------

     In June 1995, the Company sold 1,500,000 shares of common stock and, subsequent to the end of the second quarter, in July 1995, sold an additional 1,114,432 shares common stock in a series of private placements pursuant to Regulation D under the Securities Act of 1933. In total the Company received gross proceeds of $17,935,000. All of the placements were completed on substantially the same terms. The initial purchase price for the shares was $6.86 per share. However, the initial purchase price will be adjusted to result in a purchase price per share to the investors equal to 88.5% of the average closing price of the common stock over a 45-day valuation period. In general, if the adjusted price exceeds $6.86 per share the Company will receive additional proceeds from the investors or, should the adjusted price be below $6.86 per share, the Company will issue additional shares to the investors, such that in either case the average purchase price to the investors will equal the adjusted price. See Notes 2 and 8 to the consolidated financial statements for a more detailed description of the private placements.

     As of June 30, 1995, the Company had available working capital of $17,045,000 (exclusive of net proceeds of $7,072,000 received from the July 1995 private placements discussed above), a decrease of $1,992,000 from December 31, 1994. The decrease principally reflects funds used for operations and capital expenditures offset by the net proceeds from the sale of common stock. Capital expenditures were $594,000 in the first half of 1995, a significant portion of which was related to the validation of the Company's manufacturing facility.

     The Company expects to continue to incur substantial research and development expenses (including costs associated with clinical trials and the development of manufacturing processes), growing costs in anticipation of product commercialization, and additional expenditures for capital equipment and patents. Inclusive of the net proceeds from the July private placements, the Company believes it presently has sufficient working capital to fund its operations at current levels into the third quarter of 1996. However, based on the timing of regulatory reviews and approvals, the Company could use working capital at an accelerated rate for such activities as validation of the Company's manufacturing facility and to establish necessary sales, marketing and distribution capabilities.

     In any event, the Company will require additional funds to support the commercial introduction and further development of its transplantation products. The recently completed private placements have been structured to provide additional funds should the adjusted price over the valuation periods exceed $6.86 as described above. Other sources of funds may include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and public or additional private offerings of debt or equity securities, among others. There can be no assurance, however, that any additional funds will be available when needed or on terms favorable to the Company, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

     As part of its effort to focus additional resources on the business, in March 1995 the Company entered into a agreement whereby Stratum Laboratories International ("Stratum Laboratories") would license the technology and purchase certain net assets associated with the Company's in vitro laboratory testing business. Under the agreement, the Company could receive up to $5 million, $1.4 million on the close of the transaction and $3.6 million in license fees and milestone payments. The license and sale of the in vitro laboratory business could reduce the Company's use of working capital $1 million to $2 million annually, depending on the Company's ability to reduce fixed and semi-variable costs associated with the business. To date, Stratum Laboratories has not been successful in securing sufficient funding and the Company cannot predict with any certainty whether any transaction will be completed. As a result, the Company has begun to explore other alternatives to focus additional resources on the business. However, exclusive of a transaction with Stratum Laboratories, the Company does not expect any short-term changes in the resources being utilized in support of the in vitro laboratory business. See Note 3 to the consolidated financial statements.

     The Company also continually reviews its product development activities in an effort to allocate its resources to those products the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and need, potential for regulatory approval and reimbursement under the existing health care system as well as anticipated health care reforms, technical feasibility, expected and known product attributes and estimated costs to bring the product to market, among others. Based on these and other factors which the Company considers relevant, the Company may from time to time reallocate its resources among its product development activities. Additions to products under development or changes in products being pursued can substantially and rapidly change the Company's funding requirements.

Financial Condition
- - -------------------

Cash, cash equivalents and short-term investments as of June 30, 1995 have decreased slightly from December 31, 1994 as funds used in operations were substantially offset by the net proceeds from the private placement completed in June. Accounts payable has decreased significantly from December 31, 1994 to June 30, 1995 primarily reflecting payments related to costs associated with the annual renewal of the Company's liability insurance, for clinical trials, for sponsored research and rent. Accrued expenses have increased over the same period principally due to accruals for salaries and benefits, sponsored research and clinical trials.

PART II - OTHER INFORMATION
- - ---------------------------


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 25, 1995. During the Annual Meeting, the stockholders elected the following nominees to the Company's Board of Directors to serve for the term of one year or until their successors have been elected and qualified. The votes of the stockholders for each of the director nominees was as follows:

                 Nominee              In Favor          Withheld
         ------------------------  -------------       -----------
          Arthur J. Benvenuto        27,710,996           691,017
          Dr. Gail K. Naughton       27,776,471           625,542
          Jerome E. Groopman, M.D.   27,756,661           645,352
          Jack L. Heckel             27,760,396           641,617
          David S. Tappan, Jr.       27,747,247           654,766
          William B. Walsh, M.D.     27,755,582           646,431
          Dr. Gail R. Wilensky       27,762,131           639,882


There were 2,900 broker non-votes with respect to the election of the directors. At the Annual Meeting, the stockholders also approved the appointment of Ernst & Young as independent auditors of the Company for the fiscal year ending December 31, 1996 with 27,689,118 shares in favor of the proposal, 577,675 shares opposed, and 138,120 shares abstaining.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Number           Description
         ------           -----------
           27        Financial Data Schedule

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated June 26, 1995 under
Item 5 reporting that it completed the private placement of 1,500,000 shares of its Common Stock under Regulation D to the Securities Act of 1933, yielding the Company gross proceeds of approximately $10.3 million.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ADVANCED TISSUE SCIENCES, INC.


Date:  August 9, 1995              /s/ Arthur J. Benvenuto
                                   ------------------------------------
                                   Arthur J. Benvenuto
                                   Chairman of the Board, President and
                                   Chief Executive Officer



Date:  August 9, 1995              /s/ Michael V. Swanson
                                   ------------------------------------
                                   Michael V. Swanson
                                   Vice President, Finance and Administration