Form 10-Q
period 1995-09-30
ADVANCED TISSUE SCIENCES INC
filed 1995-11-08
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

              [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM       TO
                                                      -----    -----


                       COMMISSION FILE NUMBER:  0-016607


                        ADVANCED TISSUE SCIENCES, INC.
              (Exact name of registrant as specified in charter)

                              ----------------

                 Delaware                               14-1701513
     ------------------------------                  ------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     10933 North Torrey Pines Road, La Jolla, California          92037
     ---------------------------------------------------        ----------
          (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:  (619) 450-5730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been sub-ject to such filing requirements for the past 90 days.

                   Yes  X          No
                       ---            ---
The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at November 1, 1995 was 33,850,668.

                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                                   INDEX
                                   -----

                                                                       Page
                                                                       ----
  Part I - Financial Information
  ------------------------------

     Item 1 - Financial Statements

               Introduction to the Consolidated Financial Statements     1

               Consolidated Balance Sheet -
               September 30, 1995 and December 31, 1994                  2

               Consolidated Statement of Operations -
               Three and Nine Months Ended September 30, 1995
                and 1994 and Cumulative January 21, 1986
                (inception) to September 30, 1995                        3

               Consolidated Statement of Cash Flows -
               Nine Months Ended September 30, 1995 and 1994
                and Cumulative January 21, 1986 (inception)
                to September 30, 1995                                    4

               Consolidated Statement of Stockholders' Equity -
                Nine Months Ended September 30, 1995                     5

               Notes to the Consolidated Financial Statements           6-8

     Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      9-11


  Part II -  Other Information
  ----------------------------

     Item 6 - Exhibits and Reports on Form 8-K                           12


  Signature                                                              12

                       PART I - FINANCIAL INFORMATION
                       ------------------------------


 ITEM 1 - FINANCIAL STATEMENTS


            INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and Quarterly Reports on Form 10-Q for the three and six-month periods ended March 31, 1995 and June 30, 1995, respectively.

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

                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET
                             DOLLARS IN THOUSANDS




                                            September 30,       December 31,
                                               1995                1994
                                          -----------------  ----------------
                                            (Unaudited)
     ASSETS

Current assets:
  Cash and cash equivalents                $   17,948          $   12,417
  Short-term investments                        4,575               9,616
  Prepaid expenses                                619                 861
  Other current assets                          1,117               1,183
                                           ----------          ----------

     Total current assets                      24,259              24,077
Property - net                                  8,413               8,374
Patent costs - net                              1,017                 824
Other assets                                      551                 151
                                           ----------          ----------

     Total assets                          $   34,240          $   33,426
                                           ==========          ==========

     LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligations under
    capital leases                         $       11          $       10
  Accounts payable                              1,115               1,850
  Accrued expenses                              4,226               3,180
                                           ----------          ----------

     Total current liabilities                  5,352               5,040
                                           ----------          ----------

Obligations under capital leases                   28                  36
                                           ----------          ----------

Stockholders' equity:
  Preferred Stock, 1,000,000 authorized
   shares; none issued                             --                  --
  Common Stock, $.01 par value; 50,000,000
   authorized shares; issued and
   outstanding, 33,840,468 shares at
   September 30, 1995 and 30,568,713
   shares at December 31, 1994                    338                 306
  Additional paid-in capital                  139,733             121,600
  Deficit accumulated during development
   stage                                     (110,292)            (93,556)
                                            ---------            --------
                                               29,779              28,350

  Less note received in connection with
   the sale of common stock (Note 4)             (919)                 --
                                            ---------            --------
   Total stockholders' equity                  28,860              28,350
                                            ---------            --------
   Total liabilities and
    stockholders' equity                    $  34,240            $ 33,426
                                            =========            ========




     See the accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                 (Unaudited)



                                                                                Cumulative
                                                                                January 21,
                                                                                   1986
                                Three Months                 Nine Months       (inception) to
                             Ended September 30,         Ended September 30,    September 30,
                         -------------------------   -------------------------
                             1995           1994         1995           1994       1995
                         ------------   ----------   ------------   ----------  -------------

Revenues:
 Product sales           $       254    $      153   $       805    $      787  $     4,504
 Contracts and fees              613           486         1,774           516        6,396
 Interest and other              376           339           866           947        6,464
                         -----------    ----------   -----------    ----------  -----------

 Total revenues                1,243           978         3,445         2,250       17,364
                         -----------    ----------   -----------    ----------  -----------

Costs and expenses:
 Research and development      4,666         4,623        13,663        12,385       60,125
 Selling, general and
   administrative              1,329         1,611         4,276         4,910       29,939
 Professional and
   consulting                    413           456         1,280         1,397        9,657
 Cost of goods sold              264           282           957         1,012        5,561
 Interest                          2             2             5             6          548
 In-process technology
   and other                      --            --            --            --       21,826
                         -----------    ----------    ----------     ---------  -----------

 Total costs and
   expenses                    6,674         6,974        20,181        19,710      127,656
                         -----------    ----------    ----------     ---------  -----------

Net loss                 $    (5,431)  $    (5,996)   $  (16,736)    $ (17,460) $  (110,292)
                         ===========    ==========    ==========     =========  ===========

Net loss per share       $      (.16)  $      (.20)   $     (.53)    $    (.58)
                         ===========    ==========    ==========     =========

Weighted average number
 of Common shares used
 in computation of net
 loss per share               33,737        30,561        31,730        30,143
                         ===========    ==========    ==========     =========


                  See the accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             DOLLARS IN THOUSANDS
                                 (Unaudited)



                                                                                Cumulative
                                                                                January 21,
                                                                                   1986
                                                                               (inception) to
                                              Nine Months Ended September 30,   September 30,
                                            ---------------------------------
                                                 1995              1994            1995
                                            --------------    ---------------   -------------

Operating activities:
 Net loss                                     $  (16,736)       $  (17,460)      $ (110,292)
 Adjustments to reconcile net loss
  to cash used in operating
  activities:
    Depreciation and amortization                    997               816            4,517
    Write-off of acquired in-process
      technology                                      --                --           21,000
    Compensation for services paid in
      stock or stock options                          --                --            1,493
    Other adjustments to net loss                     69                23              353
 Change in assets and liabilities:
  Prepaid expenses and other current
    assets                                           308              (253)          (1,736)
  Other assets                                      (400)              199             (364)
  Accounts payable                                  (735)             (278)           1,115
  Accrued expenses                                 1,046              (892)           4,226
                                               ---------        ----------       ----------
    Net cash used in operating
      activities                                 (15,451)          (17,845)         (79,688)
                                               ---------        ----------       ----------
Investing activities:
 Purchase of short-term investments               (5,363)          (29,738)        (124,404)
 Maturities and sales of short-term
   investments                                    10,404            23,210          119,829
 Acquisition of property                          (1,033)           (2,935)         (10,736)
 Patent application costs                           (253)             (125)          (1,244)
                                               ---------        ----------       ----------
    Net cash provided by
     (used in) investing activities                3,755            (9,588)         (16,555)
                                               ---------        ----------       ----------
Financing activities:
 Proceeds from borrowings                             --                --              529
 Payments of borrowings                               (7)               (6)          (2,904)
 Loans received from officers                         --                --            1,132
 Payment of loan to shareholders                      --                --              (50)
 Net proceeds from sale of equity                 16,448            26,197          107,642
 Options exercised                                   786                40            8,113
 Purchase of options and other                        --                --             (271)
                                              ----------        ----------       ----------
    Net cash provided by
     financing activities                         17,227            26,231          114,191
                                              ----------        ----------       ----------

Net increase (decrease) in cash
  and cash equivalents                             5,531            (1,202)          17,948
Cash and cash equivalents at
  the beginning of period                         12,417            18,308               --
                                              ----------        ----------       ----------

Cash and cash equivalents at the
  end of period                               $   17,948        $   17,106       $   17,948
                                              ==========        ==========       ==========



    See the accompanying notes to the consolidated financial statements.


                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                 (Unaudited)


                                                                   Deficit
                                                                 Accumulated               Total
                                                 Additional        During                  Stock-
                                 Common Stock     Paid-In        Development     Note     holders'
                             ------------------
                              Shares    Amount    Capital          Stage      Receivable   Equity
                             --------- --------  -----------    -----------   ----------  ---------

Balance December 31, 1994     30,569   $   306   $ 121,600      $  (93,556)               $  28,350

Sale of Common Stock for
 cash, less expenses of
 $1,487 (see Note 2)           2,614        26      16,422                                   16,448

Options exercised (at
 $1.67 to $12.13 per
 share) and other (see
 Note 4)                         657         6       1,711                    $    (919)        798

Net loss                                                           (16,736)                 (16,736)
                              -------   ------   ---------      ----------    ---------   ---------

Balance September 30, 1995    33,840    $  338   $ 139,733      $ (110,292)   $    (919)  $  28,860
                              =======     ======   =========        ==========    =========     =========
                                                                                                                     ======


         See the accompanying notes to the consolidated financial statements.



                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

 NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. is a development stage, tissue engineering company utilizing its proprietary technology to develop and manufacture completely human tissue products for transplantation. The Company is focusing on the worldwide commercialization of skin, cartilage and cardiovascular products. The Company's first therapeutic products, tissue engineered skin products for the treatment of severe burns and chronic skin ulcers, are in multi-site human clinical trials in the United States and France.

Liquidity and Capital Resources - As of September 30, 1995, the Company had available working capital of $18.9 million. The Company believes this is sufficient working capital to fund its operations at current levels into the third quarter of 1996. Accordingly, the Company will require additional funds to support its operations prior to the commercial introduction of its therapeutic products. Should the Company be unsuccessful in raising such funds, it will be required to adjust the number and extent of the projects being pursued. These adjustments would be expected to include reductions in development programs, personnel, and leased space, deferrals or reductions in executive compensation, and the sale or closure of certain technology or divisions. If these steps are not sufficient to allow the Company to obtain additional sources of financing, the Company would then be forced to delay or reduce the number of clinical trials or products being pursued.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. The Company's fifty percent interest in the Advanced Tissue Sciences-Smith & Nephew joint venture is accounted for under the equity method. All intercompany accounts and transactions have been eliminated.

 NOTE 2 - PRIVATE PLACEMENT

In June and July 1995, the Company completed a series of private placements issuing a total of 2,614,432 shares of its common stock (the "Shares") pursuant to Regulation D under the Securities Act of 1933, yielding the Company gross proceeds of approximately $17.9 million and net proceeds of $16.6 million. The initial purchase price for the Shares was $6.86 per share, representing an 11.5% discount to the closing bid price of the Company's common stock on June 7, 1995. However, the initial purchase price will be adjusted to result in a purchase price per share to the investors equal to 88.5% of the average closing price of the common stock over agreed-upon valuation periods. The valuation periods are from September 24, 1995 to November 8, 1995 with respect to 1,500,000 of the shares, October 19, 1995 to December 3, 1995 with respect to 728,863 of the shares and December 3, 1995 to January 17, 1996 with respect to 385,569 shares.

To the extent 88.5% of the average closing prices during each valuation period exceeds the initial purchase price of $6.86, the investors will provide additional proceeds such that the total proceeds to the Company from the investors equals the product of the 88.5% of the average price times the applicable number of Shares. However, if 88.5% of the average price is below the initial purchase price of $6.86, additional shares will be issued to the investors such that the purchase price per share to the investors equals the lower of (i) 88.5% of the average price or (ii) the price per share the Company issues or sells any shares of its Common Stock or any of its securities which are convertible into or exchangeable for its common stock or any warrants, options or other rights to subscribe for or purchase common stock within 135 calendar days of the close of each transaction (exclusive of shares or options issued pursuant to the Company's option plans or shares issued upon the exercise of options, warrants or rights outstanding on the closing date of the transaction).

NOTE 3 - NET LOSS PER SHARE

The net loss per share for the three and nine-month periods ended September 30, 1995 and 1994 is based on the weighted average number of shares of common stock outstanding during the period. Shares to be issued under options have not been included in the calculation of the net loss per share in any period as their effect is antidilutive.

 NOTE 4  - STOCK OPTIONS

The following table summarizes activity under the Company's 1992 Stock Option/Stock Issuance Plan (the "1992 Plan") and for other options and warrants for common stock during the nine months ended September 30, 1995:




                              1992 Plan                        Other Options
                         ---------------------              -----------------------
                         Number      Price Per              Number        Price Per
                       of Shares       Share              of Shares         Share
                       ---------   -------------        ------------    -------------

Outstanding
 December 31, 1994     2,296,348   $1.69 - 16.88        1,898,334       $1.47 - 10.13

Granted                  216,725   $5.56 - 12.38          235,299               $6.86
Exercised                (77,323)  $3.38 - 12.13         (580,000)      $1.67 -  8.13
Canceled                (152,275)  $3.38 - 13.13          (83,334)              $6.00
                       ---------                        ---------

Outstanding
 September 30, 1995    2,283,475   $1.69 - 16.88        1,470,299       $1.47 - 10.13
                       =========                        =========


In May 1995, the Company's Chairman and Chief Executive Officer exercised an employee stock option for 550,000 shares of common stock at an exercise price of $1.67 per share. The purchase price of $918,500 was paid with a promissory note bearing interest at 6.75% per annum with principal and interest due in May 1998. The note receivable is reflected as an offset to stockholders' equity in the accompanying balance sheet.

 NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 1995 noncash financing activities consisted of the payment for the exercise of an employee stock option with a note (see Note 4 above). Net cash from operating activities reflects cash payments for interest expense of $5,000 and $6,000 in the nine-month periods ended September 30, 1995 and 1994, respectively. Cash payments for interest expense for the period January 26, 1986 (inception) to September 30, 1995 have totaled $599,000.

 NOTE 6 - IN VITRO LABORATORY TESTING BUSINESS

In March 1995, the Company entered into an agreement whereby Stratum Laboratories International ("Stratum Laboratories") would license the technology and purchase certain net assets associated with the Company's in vitro laboratory testing business. Stratum Laboratories was not successful in securing sufficient funding to complete the transaction and, accordingly, the agreement has terminated. As a result, the Company is actively exploring alternatives for focusing additional resources on the business.

NOTE 7 - DEVELOPMENT AGREEMENT

Subsequent to the end of the quarter, in October 1995, the Company entered into an Evaluation and Option Agreement granting Genentech, Inc. ("Genentech") an option to license rights to a Stem Cell Proliferation Factor ("SCPF"). Under the terms of the agreement, Genentech has obtained a one year option to exclusively license rights for in vivo application of SCPF outside Asia. In exchange, Genentech will conduct all further sequencing, cloning and expression of the factor. If the option is exercised, the Company could receive up to $50 million in future equity and milestone payments, and royalties on any product sales. The Company will retain rights to all ex vivo uses of SCPF in Asia, subject to a right of first refusal by

Genentech. In addition, the Company retains worldwide rights to use SCPF in ex vivo tissue engineering applications such as for bone marrow expansion and gene therapy, subject to certain co-exclusive rights with Genentech outside of Asia.

In conjunction with entering into the agreement with Genentech, the Company terminated a license option with Kirin Brewery Company, Limited for the development and commercialization of SCPF in certain Asian countries. The Company licensed exclusive rights to SCPF from the University of Florida Research Foundation, Inc. in December 1992. The Company cannot predict with any certainty whether Genentech will exercise its license option or that it will receive any equity or milestone payments, or royalties related to SCPF.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Advanced Tissue Sciences, Inc. is a development stage company engaged in the development and manu-facture of living human tissue products for therapeutic and laboratory applications. The Company has incurred, and expects to continue to incur, substantial expenses in support of the development and clinical trials of its Dermagraft (TM) products for burn and skin ulcer applications, in developing manufacturing systems and facilities for the production of Dermagraft and in advancing other applications of the Company's core technology.

      In addition to Dermagraft, the Company is focusing its activities on the development of tissue engineered cartilage and cardiovascular products. In May 1994, the Company entered into a fifty-fifty joint venture with Smith & Nephew plc ("Smith & Nephew") for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. The Company has also entered into a research and development agreement with St. Jude Medical, Inc. ("St. Jude Medical") under which St. Jude Medical has agreed to fund the development of tissue engineered heart valves during 1995.

Results of Operations
---------------------

       Revenues increased $265,000 to $1,243,000 and $1,195,000 to $3,445,000,
respectively, in the three and nine-month periods ended September 30, 1995 as compared to the corresponding periods of 1994. During the three and nine-month periods ended September 30, 1995, the Company recognized contract revenues of $613,000 and $1,764,000, respectively, from its joint venture with Smith & Nephew and from St. Jude Medical for research performed related to orthopedic applications of cartilage tissue and tissue engineered heart valves, an increase of $127,000 and $1,278,000, respectively, as compared to the same periods in 1994.

       In addition, sales of the Company's Skin2 (R) laboratory testing kits increased $101,000 in the third quarter of 1995 and $18,000 for the nine-month period as compared to 1994. Sales were limited by product availability due to manufacturing issues in the second and third quarter of 1994. Fluctuations in product sales are primarily due to the timing of validation studies. Product sales include revenues received under validation studies of $48,000 and $224,000, respectively, in the three and nine-month periods ended September 30, 1995. Sales under validation studies totaled $18,000 and $237,000 in the three and nine-month periods ended September 30, 1994, respectively. The nine-month period ended September 30, 1994 also includes approximately $51,000 in deferred sales which were recognized upon regulatory approval of the Skin2 kits for use in classifying corrosive materials.

     Revenues for the nine months ended September 30, 1995 also reflect a $90,000 decrease in interest income as higher rates earned on invested funds were more than offset by lower average invested balances. However, during the third quarter of 1995 higher rates more than offset lower invested balances as additional funds were raised in a series of private placements (see Note 2 to the consolidated financial statements), resulting in a $37,000 increase over 1994.

     Research and development expenditures have increased significantly in the nine months ended September 30, 1995 as compared to the corresponding period in 1994, from $12,385,000 to $13,663,000. The increase in research and development costs reflects higher costs associated with the operation and validation of the Company's commercial manufacturing facility, the production of Dermagraft products for clinical trials and the scale-up of the Dermagraft manufacturing processes. In addition, the Company incurred higher costs in support of the development of orthopedic cartilage and cardiovascular products for the Smith & Nephew joint venture and St. Jude Medical research programs discussed above. The increased costs in 1995 are principally reflected in higher costs for materials and supplies, and overhead. On a year-to date basis, and more significantly in the third quarter of 1995, the increases in research and development costs were partially offset by lower costs for preclinical studies of Dermagraft and of liver tissues, and for research related to a stem cell growth factor. In addition to the above, the third quarter of 1995 reflects lower costs due to decreased production of Dermagraft in support of the Company's pivotal clinical trials.

      Selling, general and administrative costs were $1,329,000 and $4,276,000 for the three and nine-month periods ended September 30, 1995, respectively, as compared to $1,611,000 and $4,910,000 in the corre-sponding periods of the prior year. The decreases in selling, general and administrative expenses primarily reflect a reduction in headcount, lower costs for marketing and a decrease in associated overhead costs.

     Professional and consulting costs for legal, accounting and other consulting services were $413,000 and $1,280,000 in the three and nine months ended September 30, 1995, respectively, as compared to $456,000 and $1,397,000 in the corresponding periods in 1994. Both the three and nine-month periods of 1995 included higher fees for consultants in support of corporate development activities, while the 1994 periods included higher fees for legal matters, primarily the agreements with Smith & Nephew and St. Jude Medical as discussed above, and for technical and regulatory consultants.

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

Liquidity and Capital Resources
-------------------------------

      In June and July 1995, the Company sold 2,614,432 shares of common stock in a series of private placements pursuant to Regulation D under the Securities Act of 1933. In total the Company received gross proceeds of $17,935,000. All of the placements were completed on substantially the same terms. The initial purchase price for the shares was $6.86 per share. However, the initial purchase price will be adjusted to result in a purchase price per share to the investors equal to 88.5% of the average closing price of the common stock over 45-day valuation periods. In general, if the adjusted price exceeds $6.86 per share the Company will receive additional proceeds from the investors or, should the adjusted price be below $6.86 per share, the Company will issue additional shares to the investors, such that in either case the average purchase price to the investors will equal the adjusted price. See Note 2 to the consolidated financial statements.

        As of September 30, 1995, the Company had available working capital of $18,907,000, a decrease of $130,000 from December 31, 1994. The decrease principally reflects funds used for operations and capital expenditures which was almost entirely offset by the net proceeds from the sale of common stock. Capital expenditures were $1,033,000 in the first nine months of 1995, a significant portion of which was related to the validation of the Company's manufacturing facility.

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

       As part of its effort to focus additional resources on the business, in March 1995 the Company entered into an agreement whereby Stratum Laboratories International ("Stratum Laboratories") would license the technology and purchase certain net assets associated with the Company's in vitro laboratory testing business. Stratum Laboratories was not successful in securing sufficient funding and, accordingly, the agreement with Stratum has terminated. As a result, the Company is continuing to explore other alternatives to focus additional resources on the in vitro laboratory testing business. The Company does not anticipate any short-term changes in the resources currently being utilized in support of this business.

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

       The Company also continually reviews its product development activities in an effort to allocate its resources to those products the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and need, potential for regulatory approval and reimbursement under the existing health care system as well as anticipated health care reforms, technical feasibility, expected and known product attributes and estimated costs to bring the product to market. Based on these and other factors which the Company considers relevant, the Company may from time to time reallocate its resources among its product development activities. Additions to products under development or changes in products being pursued can substantially and rapidly change the Company's funding requirements.

Financial Condition
-------------------

Cash, cash equivalents and short-term investments as of September 30, 1995 have not changed significantly from December 31, 1994 as funds used in operations were substantially offset by the net proceeds from the private placements discussed above. Accounts payable has decreased significantly from December 31, 1994 to September 30, 1995 primarily reflecting payments related to costs associated with the annual renewal of the Company's liability insurance, for clinical trials, for sponsored research and rent. Accrued expenses have increased over the same period principally due to accruals for salaries and benefits, sponsored research and process development.

                        PART II - OTHER INFORMATION
                        ---------------------------


 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

             Number                 Description
             ------            -----------------------

              27               Financial Data Schedule

     (b)     Reports on Form 8-K

       The Company filed a Current Report on Form 8-K dated July 7, 1995 under
Item 5 reporting that it completed the private placements of 1,114,432 shares of its Common Stock under Regulation D to the Securities Act of 1933, yielding the Company gross proceeds of approximately $7.6 million.




                                  SIGNATURE


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ADVANCED TISSUE SCIENCES, INC.


Date: November 7, 1995                   /s/  Arthur J. Benvenuto
      ------------------                 --------------------------------
                                         Arthur J. Benvenuto
                                         Chairman of the Board and
                                          Chief Executive Officer



Date: November 7, 1995                   /s/  Michael V. Swanson
      ------------------                 ---------------------------------
                                         Michael V. Swanson
                                         Vice President, Finance and
                                          Administration