Form 10-K405
period 1995-12-31
ADVANCED TISSUE SCIENCES INC
filed 1996-02-23
CIK 829549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                      FOR THE YEAR ENDED DECEMBER 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NO. 0-016607

                            ------------------------

                         ADVANCED TISSUE SCIENCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      14-1701513
        (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
        10933 NORTH TORREY PINES ROAD,
             LA JOLLA, CALIFORNIA                                   92037
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (619) 450-5730

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
     As of February 15, 1996 there were 33,897,048 shares of Common Stock outstanding.

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates on February 15, 1996 was approximately $343,755,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 1996, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Report contains forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors described in this Report.

                                     PART I
ITEM 1.  BUSINESS
INTRODUCTION
     Advanced Tissue Sciences, Inc. (the "Company" or "Advanced Tissue Sciences") is a leading tissue engineering company engaged in the development of living human tissue products for therapeutic applications. The Company is primarily focusing its efforts on skin, cartilage and cardiovascular products. Utilizing principles of cell biology, biochemistry and polymer science, the Company has developed and is applying its patented core technology which permits living human cells to be cultured ex vivo in a manner that allows the cells to develop and assemble into a functioning three-dimensional tissue. The Company has successfully replicated a variety of human tissues and has a number of products under various stages of development.
     Advanced Tissue Sciences' objective is to redefine tissue repair and transplantation by developing, manufacturing and marketing products produced through tissue engineering. The Company's product strategy is to utilize its patented core technology to develop multiple products which address unmet therapeutic needs or offer improved, cost-effective alternatives to current treatment modalities. By building on its base of scientific knowledge through the continued application of its core technology, the Company believes it will achieve significant synergies in the development, clinical testing and manufacture of successive tissue products. In addition, the Company is focusing its development programs on products which are currently being or are expected to be regulated as medical devices. Medical devices are generally subject to a shorter regulatory approval process than biologics or pharmaceuticals. The Company is developing marketing and reimbursement strategies, establishing a direct sales organization and pursuing strategic alliances, to market future commercial products.
     Leading the Company's product development efforts are therapeutic skin products that address the burn and diabetic foot ulcer markets. These products, based on Dermagraft(R), a three-dimensional living human tissue designed by the Company as a temporary or permanent replacement for human dermis, were developed to treat conditions where the dermis (the inner skin layer) has been injured or destroyed, such as in severe burns and chronic skin ulcers. The dermis is essential to normal skin function and healing and, unlike the epidermis (the outer skin layer), does not regenerate into normal tissue after injury. The Company has two lead products currently in pivotal clinical trials, a temporary covering for severe burns ("Dermagraft-TC(TM)") and a dermal replacement product ("Dermagraft-Ulcers") for treating diabetic foot ulcers. The Company expects to submit a premarket approval ("PMA") application to the Food and Drug Administration ("FDA") for Dermagraft-TC in the first half of 1996 and for Dermagraft-Ulcers to treat diabetic foot ulcers in late 1996. The FDA has notified the Company that the PMA applications for both products will receive expedited review.
     The following table summarizes the lead products under development by the Company.
--------------------------------------------------------------------------------

                                                                                   STATUS OF
        PRODUCT                        THERAPEUTIC INDICATION                   DEVELOPMENT(1)
-----------------------  ---------------------------------------------------  -------------------
BURNS
  Dermagraft-TC          Temporary covering for severe burns                  Pivotal clinical
SKIN ULCERS:
  Dermagraft-Ulcers      Dermal replacement for diabetic foot ulcers          Pivotal clinical
ORTHOPEDICS
  Articular Cartilage    Repair of articular surfaces in joints               Pivotal preclinical
  Meniscal Cartilage     Meniscus repair and replacement                      Pilot preclinical
CARDIOVASCULAR
  Heart Valves           Heart valve replacements                             Pilot preclinical
  Blood Vessels          Blood vessel replacements and stents                 Pilot preclinical

---------------
(1) A "pivotal clinical" trial denotes a human trial intended to support an application to the FDA for approval to market a product. A "pivotal preclinical" trial denotes an animal trial intended to support an application to the FDA for approval to commence human clinical trials. A "pilot preclinical" trial denotes animal trials intended to evaluate a product's characteristics prior to beginning pivotal preclinical trials.
--------------------------------------------------------------------------------

     DERMAGRAFT-TC. Dermagraft-TC has been developed as an alternative to human cadaver skin to treat severely burned patients. Dermagraft-TC, consisting of a dermal tissue with an ultrathin synthetic covering, acts as a protective cover to help retain fluids and reduce the risk of infection until a sufficient amount of the patient's own skin becomes available for grafting. Of the approximately 70,000 burn patients hospitalized annually in the United States, approximately 13,000 are severely burned and require skin grafts. The Company's Dermagraft-TC product is initially intended to address the approximately 1,500 severely burned patients with burns exceeding twenty percent body surface area. The Company estimates the total initial United States market opportunity for this indication to be approximately $30 million.

     In December 1995, the Company reported that data from the pivotal clinical trial of Dermagraft-TC achieved statistical significance (p<0.01) with respect to its primary endpoint, the ability of the Company's products to adequately prepare the wound beds for successful autografting. Based on these results, the Company is preparing and expects to submit a PMA application to the FDA during the first half of 1996. In addition, the FDA has notified the Company that the PMA application for Dermagraft-TC will receive expedited review, potentially accelerating the regulatory review period. See "Products -- Burn Products."

     DIABETIC FOOT ULCERS. Dermagraft-Ulcers is a dermal replacement product grown on a bioabsorbable scaffold and is designed to provide a healthy, metabolically active dermal matrix in the ulcer to support wound closure. Approximately 800,000 diabetic foot ulcers patients are treated in the United States each year, 400,000 of which represent the Company's initial target market. Based on data from outside sources, it is estimated that the total United States market opportunity for this targeted indication potentially exceeds $1 billion.

     Enrollment in the pivotal clinical trial of Dermagraft-Ulcers for diabetic foot ulcers in the United States is nearly complete. The primary endpoint in the pivotal trial is complete wound closure. A planned interim analysis of this data showed that the clinical trial was on track to achieve the primary endpoint. Upon completion of the trial, all trial data will be evaluated for statistical significance. If the results of the completed trial are consistent with the results shown at the interim analysis, the Company expects to submit a PMA application to the FDA in late 1996. After the interim analysis, the FDA notified the Company that the PMA application for Dermagraft-Ulcers in the treatment of diabetic foot ulcers will also receive expedited review. In an earlier pilot trial, the Dermagraft-Ulcers patients receiving one piece of Dermagraft-Ulcers per week for eight weeks showed a statistically significant improvement in complete wound closure. In addition, patients healed in the pilot trial treated with Dermagraft-Ulcers had no recurrence of their ulcers after being followed for an average of fourteen months. By contract, published reports have indicated rates of recurrence ranging from twenty percent to fifty percent within the first year following healing. The Company is pursuing strategic alliances with corporate partners to accelerate the commercialization of Dermagraft-Ulcers, assuming receipt of appropriate regulatory approvals. See "Products -- Skin Ulcer Products."

     ORTHOPEDICS. The Company has successfully replicated cartilage tissue ex vivo using the Company's proprietary three-dimensional culture system. Through a joint venture with Smith & Nephew plc ("Smith & Nephew"), the Company is developing several orthopedic applications of tissue engineered cartilage. The joint venture is currently in a pivotal preclinical trial for articular resurfacing which, if successfully completed, is expected to lead to human clinical trials in 1997. Pilot preclinical trials of tissue engineered meniscus have shown successful repair to meniscus defects in subjects followed for up to one year. There are over 1.2 million arthroscopic procedures for repair of the knee, including procedures involving articular cartilage, meniscus and ligament. See "Products -- Orthopedic Products."

     CARDIOVASCULAR. Through the use of its tissue engineering technology, Advanced Tissue Sciences is working on developing cardiovascular products that will grow and repair normally. Over the past year, the Company has made substantial progress in developing dynamic bioreators for growing tissue engineered heart valves and blood vessels. In the United States over 900,000 Americans die each year from cardiovascular disease, and over 60,000 prosthetic heart valves are implanted and over 430,000 vascular graft procedures are performed in the United States. See "Products -- Cardiovascular Products."

     The Company also manufactures and sells Skin2(R) (pronounced "skin squared"), in vitro laboratory testing kits containing living human skin tissue. Skin2 is used by cosmetic, petrochemical, household product and pharmaceutical companies to test products for a variety of indications such as cytotoxicity, irritancy, corrosivity, phototoxicity, sun protection factors and sensitization.

     Advanced Tissue Sciences, Inc. was incorporated under the laws of the State of Delaware in 1987. The Company maintains its executive offices at 10933 North Torrey Pines Road, La Jolla, California 92037, and its telephone number at that address is (619) 450-5730. Financial information regarding the Company's operating losses, research expenditures, export sales, major customers and identifiable assets can be found in a separate section of this Annual Report on Form 10-K beginning on page F-1.

PATENTED CORE TECHNOLOGY

     The Company's tissue engineering technology involves the controlled ex vivo growth of living human tissues and organs on three-dimensional support structures. The Company believes that its technology represents a major advance in medical science. Over the last several decades, technologies have been developed that have made possible the growth of many of the over 200 different types of cells found in the human body in laboratory containers filled with nutrient media. When grown on two-dimensional surfaces, the ability of cells to interact and organize themselves into functioning tissues is limited. In contrast, a three-dimensional framework allows cells to develop and assemble into tissues that more closely resemble their counterparts in the body.

     In normal growth and development, the body uses specialized connective tissue cells to form "stroma" or a living matrix that provides the three-dimensional structure for each organ. Stroma also provides attachment sites and produces growth factors that promote the development of organ cells into functioning tissues. While the specific components and configuration of stroma may differ from organ to organ, the basic principle of three-dimensional stromal support applies to most organs in the body.

     The Company has developed a patented core technology that combines the principles of cell biology, biochemistry and polymer science to create a three-dimensional living support stroma ex vivo. The support stroma is made by first seeding organ-specific stromal cells (cell biology) onto a mesh framework (polymer science) in an environment that simulates the body. The cells attach, divide and secrete extracellular matrix proteins and growth factors (biochemistry), using the mesh as a scaffolding. The process results in a completely human stromal tissue that, in turn, supports the growth of organ cells into functional tissue. Advanced Tissue Sciences has been issued a United States and European patents covering its core technology and numerous patents related to applications of such technology. See "Patents and Proprietary Rights."

     The Company believes that its tissue engineered products may offer some or all of the following benefits, depending upon the particular application of the product:

     - Physiological Human Tissue -- The Company's patented core technology allows cells to grow on a scaffold and develop into a three-dimensional human tissue. The Company's products may then be transplanted as a physiological tissue, as contrasted with the transplantation of cells or scaffolds alone.

     - Multiple Factors For Healing -- The human cells produce multiple growth factors and tissue matrix proteins, all of which the Company believes to be important in the tissue repair process.

     - Completely Human Tissue -- The tissue matrix proteins naturally secreted by the cells consist of human collagens, glycosaminoglycans and other human proteins, rather than animal-derived matrix proteins, which may cause allergic or immune reactions which can occur in response to animal-derived matrix proteins.

     - Safety Tested -- The human tissue materials used in the manufacture of the Company's products are extensively tested at independent laboratories for potential pathogens such as Hepatitis B and HIV. All final product is tested for sterility by performing United States Pharmacopeia (U.S.P.) sterility tests on each product's growth medium.

     - Off-the-Shelf Products -- Medical research has shown that several tissues, including dermal tissue and certain cartilage tissue applications, are not subject to rejection by a recipient's body. Products engineered from these tissues may, therefore, be utilized as universal, permanent replacement products in such applications.

     - Prolonged Shelf Life -- The Company's dermal products can be frozen for long-term storage. Similarly, it is expected that cartilage and some of the other tissues in development will be able to be cryopreserved for a prolonged shelf life.

     - Ease of Use -- The Company's dermal products are easy for physicians to apply using routine medical techniques. In addition, tissue engineered cartilage is being developed to be delivered in a single arthroscopic procedure.

PRODUCTS

     The Company has a number of therapeutic tissue products which are in various stages of clinical trials, preclinical studies and research. Currently, its primary product focus is directed toward skin (for burns and ulcers), orthopedic cartilage and cardiovascular products In addition, based on available resources, clinical results, markets and other cost benefit considerations, the Company intends to bring other potential products to market in the future. The following table summarizes the potential applications and stages of development of these therapeutic products.
--------------------------------------------------------------------------------

                                                                                STATUS OF
         PRODUCT                       THERAPEUTIC INDICATION               DEVELOPMENT(1)(2)
--------------------------  ---------------------------------------------  -------------------
BURNS
  Dermagraft-TC             Temporary covering for severe burns            Pivotal clinical
  Dermagraft-Burns          Dermal replacement for severe burns            Pilot clinical
  Dermagraft-Epidermis      Full thickness skin replacement for burns      Pilot preclinical
SKIN ULCERS
  Dermagraft-Ulcers         Dermal replacement for diabetic foot ulcers    Pivotal clinical
  Dermagraft-Ulcers         Dermal replacement for pressure ulcers         Pilot clinical
  Dermagraft-Ulcers         Dermal replacement for venous ulcers           Pivotal clinical
ORTHOPEDICS
  Articular Cartilage       Repair of articular surfaces in joints         Pivotal preclinical
  Meniscal Cartilage        Meniscal repair and replacement                Pilot preclinical
  Ligament                  Ligament repair or replacement                 Pilot preclinical
  Tendon                    Tendon repair or replacement                   Pilot preclinical
  Bone                      Bone grafting                                  Pilot preclinical
CARDIOVASCULAR
  Heart Valves              Heart valve replacements                       Pilot preclinical
  Blood Vessels             Blood vessel replacements                      Pilot preclinical
  Stents                    Restenosis prevention                          Research
OTHER THERAPEUTIC TISSUES
  Reconstructive
     Applications -
     Cartilage              Facial reconstruction                          Pilot preclinical
     Bone                   Facial reconstruction                          Pilot preclinical
     Dermagraft             Scar revision/temporary wrinkle removal        Research
  Liver                     Bridge to transplantation or replacement       Pilot preclinical
  Bone Marrow               Universal bone marrow replacement              Pilot preclinical
                            Metabolically active tissue for
  Pancreas                  transplantation                                Pilot preclinical
                            Replacements/patches for gastrointestinal
  Gastrointestinal          tract                                          Pilot preclinical

---------------
(1) A "pivotal clinical" trial denotes a human trial intended to support an application to the FDA for approval to market a product. A "pilot clinical" trial denotes a human trial intended to evaluate a product's safety and efficacy prior to beginning a pivotal clinical trial. A "pivotal preclinical" trial denotes an animal trial intended to support an application to the FDA for approval to commence human clinical trials. A "pilot preclinical" trial denotes animal trials intended to evaluate a product's characteristics prior to beginning pivotal preclinical trials. "Research" denotes product development prior to studies in animal models.

(2) See "Burn Products," "Skin Ulcer Products," "Orthopedic Products" and "Cardiovascular Products" with respect to those programs that are being advanced and those programs that may be advanced subject to the availability of additional resources and other factors.
--------------------------------------------------------------------------------

  BURN PRODUCTS

     Although there have been many advances in the care and treatment of severely burned patients, there are limited treatment alternatives and success is highly dependent on the skills of burn surgeons and nurses. As a result of the need for improvements in patient care and the ability to closely monitor product performance, the Company selected severe burns as the target for its first therapeutic use of the Company's tissue engineering technology. In addition, dermal tissue has several advantages over other tissues or organs in that it is grown from fibroblast cells, which are both readily available and not subject to rejection by the body. The Company's burn products are also regulated as devices and, therefore, are generally subject to a shorter regulatory approval process that biologics. See "Government Regulation."

     Currently, to treat large full thickness burns (where both the epidermis and the dermis are destroyed), burn surgeons typically excise the damaged tissue and cover the wound as soon as possible. Conventional treatment for large full thickness burns usually involves the use of temporary coverings to limit infection, reduce pain and prevent loss of body fluids, followed by grafting of the patient's own skin ("autograft") as it becomes available. In most cases, permanent closure of severe burn wounds is achieved with autografts obtained by surgically harvesting areas of the patient's skin which are still intact ("donor sites"). The dermis at the donor site is typically "split" so that the removed graft consists of the entire epidermis and the upper portion of the dermis (a "split-thickness" graft), leaving the bottom portion of the dermis in the donor site to facilitate healing.

     BURN MARKET. Of the approximately 70,000 burn patients hospitalized annually in the United States, approximately 13,000 are severely burned and require skin grafts. Initially, the Company's Dermagraft-TC and Dermagraft-Burns products would be expected to address the approximately 1,500 severely burned patients requiring skin grafts with burns exceeding twenty percent of body surface area. The Company may be able to expand beyond this initial market segment if additional benefits, such as reduced scarring, can be realized. The Company estimates the total initial United States market opportunity for this indication to be approximately $30 million.

     DERMAGRAFT-TC. Patients with extensive full thickness burns have only a limited amount of undamaged skin which can be used as donor sites for autografts. This shortage of donor sites prevents rapid closure of the burn wounds leaving the patient susceptible to infections and fluid loss, both of which can be life-threatening. When sufficient autograft is not available, human cadaver skin is often used as a temporary covering for excised burns. However, cadaver skin may be in short supply, can transmit infection and disease, and often is immunologically rejected within several weeks of application. As a result, the patient may require additional surgical procedures to cover the wound, increasing the overall cost of treatment. Rejection can also give rise to complicating infections of the burn wounds.

     As an alternative to human cadaver skin, the Company has developed Dermagraft-TC. Dermagraft-TC, consisting of Dermagraft dermal tissue with an ultrathin synthetic covering, acts as a temporary epidermis to help retain fluids and prevent infections of the wound bed. As with cadaver skin, Dermagraft-TC must ultimately be removed from the wound bed prior to grafting. However, the Company believes that Dermagraft-TC may offer certain advantages over cadaver skin, such as no immunological rejection, longer-term wound coverage and availability in large amounts. In addition, the human tissue materials used in the manufacture of Dermagraft products, including Dermagraft-TC, are extensively tested for potential pathogens such as Hepatitis B and HIV.

     In December 1995, the Company reported that data from the pivotal clinical trial of Dermagraft-TC achieved statistical significance (p<0.01) with respect to its primary endpoint. The objective of the trial was to show that Dermagraft-TC is equal to or better than cadaver skin when used as a temporary covering for severe burns prior to autografting. The primary endpoint was the ability of the Company's product to adequately prepare the wound beds for successful autografting.

     The pivotal trial was performed under an Investigational Device Exemption ("IDE") approved by the FDA. In the pivotal trial, Dermagraft-TC was compared to cryopreserved (frozen) human cadaver skin. Sixty-six patients were enrolled in twelve burn centers. Each patient served as their own control and was followed for a period of four weeks after autograft. The Company is also following as many patients as possible for up to one year after autografting to evaluate the quality of the wound healing.

     In addition to patients enrolled in the pivotal trial, the Company has enrolled eleven patients at three burn centers in which multiple sheets of Dermagraft-TC have been applied to the patients (as opposed to single sheets in the pivotal trial). Data from these patients and from the pilot clinical trial of Dermagraft-TC will be submitted as a part of the PMA application for Dermagraft-TC discussed below. Patients in this multiple piece study have been treated with up to twenty pieces of Dermagraft-TC. In the study, Dermagraft-TC has remained on the patients for an average of three weeks and, in one severe case, Dermagraft-TC has remained on the patient for over ten weeks.

     Based on the results of the pivotal trial, the Company is preparing and plans to submit a PMA application for Dermagraft-TC to the FDA during the first half of 1996. In addition, the FDA has notified the Company that the PMA application for Dermagraft-TC will receive expedited review from the agency. Expedited review status means the FDA will give the marketing application for Dermagraft-TC a priority review over other pending applications. As with any PMA application, FDA approval will require valid scientific evidence obtained from well-designed, monitored and controlled clinical trials. There can be no assurance, however, that Dermagraft-TC will satisfy the safety and efficacy requirements of the FDA necessary to obtain approval or that the FDA will accept for filing or approve the Company's PMA application in a timely manner. See "Government Regulation."

     The Company also has an agreement with Battelle, a contract research laboratory, and the U.S. Army Institute of Chemical Defense to begin preclinical feasibility testing of Dermagraft-TC in the treatment of chemical burns. In this preclinical study, Dermagraft-TC and cadaver tissue will be placed on chemical wounds for a period of two weeks, followed by autografts over the sites. The study is designed to determine if Dermagraft-TC will adhere as well as cadaver skin and that subsequent autografts take over the Dermagraft-TC sites. The feasibility study is expected to be completed during 1996. FDA approval will also be required in order to make Dermagraft-TC available for use in treating chemical burns.

     DERMAGRAFT-BURNS. The Company has also developed a Dermagraft product ("Dermagraft-Burns") to provide a supporting dermal replacement in the treatment of severely burned patients. The Company believes the Dermagraft-Burns product complements Dermagraft-TC as it is designed to be placed in the burn immediately after the removal of the temporary covering and, also, would be marketed by a common sales force. In addition, the Company believes that Dermagraft-Burns may potentially offer many benefits over current burn treatment options.

     - Stronger attachment -- Skin grafts lacking a dermal component often have an insufficient base for attachment of the epidermis, leaving the patient with a poorly anchored skin graft that is fragile and prone to blistering. Dermagraft-Burns supplies a dermal base upon which epidermis can attach and grow, and is therefore expected to produce a more durable epidermal attachment.

     - Thinner grafts -- Dermagraft-Burns may allow surgeons to use thinner autografts that consist primarily of epidermis, thus sparing the dermis at the patient's donor sites. Thin-graft donor sites have been shown to heal more quickly with less discomfort to the patient and with significantly better cosmetic and functional results. For larger burns which require multiple surgical procedures, more rapid healing of donor sites would also allow the surgeon to harvest grafts more frequently, thereby shortening the patient's overall hospital stay.

     - Reduced scarring -- Scar formation in normal wound healing is, in part, a consequence of insufficient dermis. By providing a dermal surface beneath meshed autografts, Dermagraft-Burns may reduce scarring at the burn site, thereby improving cosmetic appearance and functional outcome.

     Under an IDE approved by the FDA in October 1990, the Company conducted a randomized, multi-center clinical trial of Dermagraft-Burns enrolling seventy-six patients in twelve participating centers from January 1991 to April 1992. An interim analysis of preliminary clinical results was encouraging, indicating that Dermagraft-Burns attached and vascularized reliably on a variety of wound beds and allowed epithelialization from meshed grafts of the patient's own skin, although in some patients the "take", or attachment and survival, of the autograft placed over Dermagraft-Burns was not as high as on control sites. In the interest of optimizing the take of overlying autografts, the Company developed enhanced versions of Dermagraft-Burns. The Company enrolled fourteen additional patients in three centers using enhanced versions of Dermagraft-Burns under supplements to the original IDE.

     Based on results from both the preclinical studies and patients enrolled into the clinical trial using enhanced versions of Dermagraft-Burns, the Company filed and received FDA approval of a further supplement to its IDE. To avoid competing for enrollment with the pivotal trial of Dermagraft-TC, and in consideration of the Company's resources, no patients have been enrolled in the Dermagraft-Burns trials since mid-1994. At this time, the Company cannot predict when or if it will continue clinical trials of its Dermagraft-Burns product. Under any DermagraftBurns clinical trial, patients will have to be observed for one year to determine long-term treatment outcomes and clinical utility. Data collected from all patients who have participated in any phase of the burn trial will be included in any PMA application submitted to the FDA to demonstrate product safety. However, for purposes of establishing efficacy, only those patients treated with the Dermagraft-Burns product meeting the final specifications for commercial release would be considered.

     DERMAGRAFT-EPIDERMIS. The Company has explored a variety of concepts involving a Dermagraft product for burns providing both a epidermal and a dermal layer that could be used as a full thickness skin replacement. The Company has performed research using modifications of the Company's current burn products in combination with a patient's own epidermal cells. In addition, the Company has conducted preclinical studies with epidermal sheets grown from a small specimen of a patient's skin. Epidermal sheets grown by other companies are sometimes used in patients whose burns are so extensive that sufficient autograft skin cannot be harvested. Combined with a tissue engineered dermis, such epidermal sheets could be used as a full-thickness skin replacement that may improve cosmetic outcome.

  SKIN ULCER PRODUCTS

     Based on its initial experience with Dermagraft-Burns, chronic skin ulcers were also selected as one of the Company's first therapeutic targets. The Company believes that Dermagraft-Ulcers may provide a healthy, metabolically active dermal matrix in the ulcer bed that will support growth of the patient's epidermis from the edges of the wound and promote wound closure. Dermagraft-Ulcers may therefore reduce the time required to heal these wounds and potentially reduce the need for skin grafting and reconstructive procedures. Using Dermagraft, the Company is able to benefit from the experience it has gained from the development of the Dermagraft-Burns product, including the use of common raw materials (i.e., cell source, scaffolds, growth media), manufacturing processes, freezing procedures, storage methods and packaging concepts. No safety concerns or incidents of immunologic rejections have been observed with any Dermagraft-based product. Dermagraft-Ulcers is regulated by the FDA as a medical device.

     Traditionally, there have been two approaches to skin ulcer treatment. The most common treatment for less advanced ulcers is to allow normal healing to occur by using dressings and topical medications to protect the wound. Even when successful, this therapy can require many months of repeated treatments to achieve healing. The second approach utilizes conventional skin grafts and is typically used for more advanced skin ulcers. The difficulty of healing donor sites and the risks associated with general anesthesia in the elderly, who suffer the large majority of chronic skin ulcers, often prevent the use of skin grafts for these patients. Both treatment approaches have a high failure rate. The Company has developed Dermagraft-Ulcers to treat three types of skin ulcers: diabetic ulcers, pressure ulcers and venous ulcers.

     ULCER MARKET. Over 2,800,000 cases of chronic, slow-healing or non-healing skin ulcers are treated in the United States each year. In these wounds, skin breaks down as a result of disruption of blood flow to the skin caused either by prolonged pressure over a localized area or by chronic diseases which affect the circulatory or peripheral nervous systems. In many of these patients, skin ulcers are open, often painful, wounds which are resistant to healing for many months or years. In part because current therapies for skin ulcers are often ineffective, the treatment of skin ulcers is an expensive process. Individual patient treatment can cost thousands of dollars per year. Published sources estimate that the United States health care system spends more than $5 billion each year for the treatment of chronic skin ulcers.

     Approximately 800,000 diabetics in the United States suffer from chronic, non-healing diabetic foot ulcers each year, 400,000 of which represent the Company's initial target market. It is estimated that diabetic foot ulcers lead to over 55,000 limb amputations annually in the United States. Based on data from outside sources, it is estimated that the total United States market for treating this targeted indication potentially exceeds $1 billion. In addition, it is estimated that approximately 1,500,000 patients are affected by pressure ulcers and approximately 500,000 patients are diagnosed with venous ulcers in the United States each year.

     DIABETIC FOOT ULCERS. Many diabetic patients experience circulatory deficiencies and decreased nerve sensation in their legs and feet, which prevents them from shifting their weight in response to wound-provoking pressure. The patient may be unaware of some injuries and can leave wounds unattended for days, resulting in an ulcer. Once the ulcer forms, it may heal poorly due to the effects of diabetes on normal healing processes. Unhealed diabetic ulcers can result in gangrenous infection that may lead to amputation of the limb.

     In late 1994, the Company received FDA approval of a supplement to its IDE and began enrolling patients in a single blinded and randomized pivotal clinical trial of Dermagraft-Ulcers for the treatment of diabetic foot ulcers. The Company was given approval to enroll up to 250 patients in twenty centers in the United States. In January 1996, to insure a sufficient number of evaluable patients in the treatment, the FDA approved the enrollment of an additional fifteen patients in each of the treatment and control group in the trial.

     In this pivotal trial, each patient in the treatment group is receiving a dosing regimen of one piece of Dermagraft-Ulcers per week for up to eight weeks. The primary endpoint of the trial, complete wound closure, is being evaluated over a period of twelve weeks. Patients in the trial are also being followed for a total of thirty-two weeks to assess Dermagraft-Ulcers effect on recurrence. Enrollment in the pivotal clinical trial of Dermagraft-Ulcers in the United States is nearly complete.

     A planned interim analysis of the data in late 1995 showed that the clinical trial was on track to achieve the primary endpoint. Upon completion of the trial, all trial data will be evaluated for statistical significance. If the results of the completed trial are consistent with the results of the interim analysis, the Company expects to submit a PMA application to the FDA in late 1996. The FDA has notified the Company that PMA application for Dermagraft-Ulcers in the treatment of diabetic foot ulcers will also receive expedited review. There can be no assurance, however, that the pivotal clinical trial of Dermagraft-Ulcers will be successful or that it will satisfy the safety and efficacy requirements of the FDA necessary to obtain approval, or that the FDA will accept for filing or approve the Company's PMA application in a timely manner. See "Government Regulation."

     The pivotal clinical trial is based on a pilot clinical trial completed in which fifty patients were enrolled in four treatment arms (three Dermagraft-Ulcers, one control). In this trial, the patients in the most effective dosing group which received one piece of Dermagraft-Ulcers per week for up to eight weeks (the dosing level being studied in the pivotal clinical trial), showed a statistically significant improvement (p<0.05) with fifty percent (six of twelve) of the treatment group and eight percent (one of thirteen) of the control patients reaching complete wound closure in twelve weeks. In addition, follow-up data from the pilot trial collected over an average of fourteen months has showed no recurrence of the foot ulcer in the Dermagraft-treated patients. By contrast, published reports have indicated rates of recurrence ranging from twenty to fifty percent within the first year following healing. The ability of a treatment to prevent recurrence of such wounds is important for reasons of clinical utility, reimbursement and overall patient care.

     The Company also has an ongoing pivotal clinical trial in France for Dermagraft-Ulcers in the treatment of diabetic foot ulcers. Enrollment in the French trial is expected to continue through June 1996. The French government has helped to fund the trial and has adopted a new regulatory designation which the Company believes may facilitate the commercialization and reimbursement of the Company's tissue engineered products. If successful, the Company plans to use safety and efficacy from both the French and United States trials to support an application for marketing approval from the French government. There can be no assurance that additional patients will not need to be enrolled to show efficacy, that, upon the conclusion of the clinical trial, Dermagraft-Ulcers will satisfy the safety and efficacy requirements of the French government necessary to obtain approval or that the Company will complete this trial.

     PRESSURE ULCERS. Pressure ulcers are common in hospital and nursing home patients. Pressure ulcers form in skin that is continually compressed under the weight of a bedridden or wheelchair-bound patient, who does not periodically turn or roll to relieve the compressed skin. The compressed skin does not receive blood flow for hours at a time, ultimately forming a wound. Severe pressure ulcers frequently must be closed by use of skin grafts or major reconstructive surgery.

     During 1994, the Company completed a pilot clinical trial of fifty patients segregated into three dosing groups and one control group. The group showing the best results received two pieces of Dermagraft-Ulcers every two weeks for a total of eight pieces. Wound closure was evaluated over a period of twelve weeks. Complete wound healing was achieved in forty-six percent of these patients as compared to twenty-five percent in the control group. Although the Company believes the results on the pilot trial to be encouraging, it does not currently expect to initiate a pivotal clinical trial of Dermagraft-Ulcers until additional resources become available.

     VENOUS ULCERS. Venous ulcers result when damage to the valves of the deep leg veins reduces their ability to return blood to the upper body, leading to pooling of blood in the legs and subsequent breakdown of the skin. Venous ulcers that do not respond to medical treatment often must be closed surgically by use of skin grafts.

     The Company received FDA approval to commence clinical trials for Dermagraft-Ulcers to treat venous skin ulcers in June 1991 under a supplement to its original IDE for Dermagraft-Burns, and began a pilot clinical trial with a single application of Dermagraft-Ulcers in October 1991. Based on the pilot trial, a pivotal clinical trial of a single application of the Dermagraft-Ulcers product began in February 1993 under an additional supplement to the IDE. Enrollment of 210 patients in the clinical trial was completed in November 1993. Patients in the trial were tracked for a period of twenty-four weeks to evaluate wound closure. An interim analysis was completed in April 1994 in order to determine whether the number of patients enrolled would be sufficient to prove efficacy. This interim analysis indicated there were no significant differences between the patients in the control group and those treated with a single dose of Dermagraft-Ulcers.

     Analysis of the six-month follow-up data from patients in the venous ulcer trial did, however, show a statistically significant (p<0.05) difference in the recurrence rate of Dermagraft-treated patients (six percent) versus control patients (nineteen percent). As noted above for diabetic foot ulcers, an important goal in the treatment of chronic skin ulcers is to prevent the recurrence of the wound, which both lowers the cost of treatment and improves overall patient care. The Company has also investigated the potential application of multiple doses of Dermagraft-Ulcers in the treatment of venous ulcers, however its evaluation of cost benefit information indicates that multiple doses may not be cost effective. Although the Company does not currently intend to pursue the use of Dermagraft-Ulcers as a treatment to reduce the recurrence of venous ulcers, it may do so in the future based on further cost benefit analysis and subject to the availability of resources.

  ORTHOPEDIC PRODUCTS

     Many of the product development and manufacturing systems developed by the Company for its existing skin products apply to the growth of orthopedic tissues. The Company believes that its patented core technology and proprietary manufacturing systems allow regulation of critical environmental factors, including oxygen tension, pressure and media composition, that may provide the necessary conditions for the production of a high tensile-strength cartilage capable of withstanding the high shear and load forces present in human joints. The Company believes, and scientific research supports, that tissue engineered cartilage products, like tissue engineered skin, will be non-immunogenic. The FDA has also recently confirmed it will regulate the Company's tissue engineered cartilage products as medical devices. See "Government Regulation."

     Traumatic injuries often cause permanent damage to tissues in human joints such as cartilage, ligaments, tendon and bone. The body has a limited ability to repair these tissues on its own, and there are few treatment options available to replace damaged tissue. The Company is focusing its initial product development efforts on tissue engineered cartilage. Cartilage serves diverse functions in many parts of the body such as providing a gliding surface for smooth joint motion (articular cartilage), and serving to absorb both impact and load-force transmitted to the axial skeleton (meniscus). In many cases, damage to cartilage tissue subsequently leads to further deterioration and osteoarthritis which can eventually require a total joint replacement.

     The Company is developing patented orthopedic cartilage products designed to be delivered in a single arthroscopic procedure through its joint venture with Smith & Nephew. See "Collaborations and Strategic Alliances." The joint venture also has a right of first negotiation to develop other tissue engineered products for orthopedic applications such as ligament, tendon and bone.

     ORTHOPEDIC MARKETS. In the United States each year, there are over 1.2 million arthroscopic procedures of the knee performed, including procedures involving articular cartilage, meniscus and ligaments. By intervening early in the degenerative process, the Company hopes to delay or eliminate the need for some of the 230,000 total knee replacement surgeries performed annually in the United States. There are an additional 400,000 arthroscopic procedures performed each year in the United States in joints such as the shoulder, elbow, wrist, hip and ankle which could also be candidates for the Company's articular cartilage products.

     ARTICULAR CARTILAGE. Articular (joint) cartilage covers the opposing surfaces of all moving joints in the body. Even small defects in the articular cartilage can cause pain and restriction of joint motion. These defects greatly increase the probability of degenerative cartilage problems, such as arthritis, later in life. The primary treatment for these articular defects is to trim away intruding cartilage fragments via arthroscopy which increases joint mobility but does not prevent long-term degenerative changes. Injuries resulting from sports trauma are a common cause of these cartilage defects. To the Company's knowledge, other than autologous transplants of the patient's own cells, there are no commercially available products either synthetic or natural which can replace damaged cartilage in the human body. Tissue engineered cartilage could provide a significant opportunity to treat patients at an earlier stage of joint degeneration, thereby delaying, or in some cases eliminating, the need for total joint replacements.

     In pilot preclinical trials in collaboration with researchers at the Massachusetts Institute of Technology ("MIT"), Children's Hospital in Boston (Children's Hospital), and other academic institutions, tissue engineered cartilage was shown to produce a repair that was predominately articular cartilage and, in addition, had integrated well with the surrounding host tissue. See "Collaborations and Strategic Alliances." Six month data from preclinical studies have demonstrated that cartilage grown by the Company can withstand the biomechanical forces that are exerted in the knee joint. In addition, long-term follow-up has shown persistence of the implanted cartilage. The joint venture is currently performing a pivotal preclinical trial in compliance with FDA Good Laboratory Practices ("GLP") requirements for articular resurfacing and, if successfully completed, expects to request approval from the FDA to begin a pilot human clinical trial in 1997. Products to repair articular cartilage may ultimately be used in any joint in the body, such as shoulders, elbows, wrists, hips and ankles.

     The joint venture is also planning to perform an additional preclinical trial of tissue engineered articular cartilage in the second half of 1996. This trial will utilize a model which closely approximates the joint geometry and biomechanics of the human knee and also allows the joint venture to utilize the specially designed arthroscopic instrumentation being developed by Smith & Nephew for implantation.

     MENISCAL CARTILAGE. The meniscus is a cushion that acts as a shock absorber in the knee which is frequently damaged or destroyed by sports injury or other trauma. Current repair procedures for avascular meniscal injuries have limited success in producing a long-term repair. The Company believes that its cultured cartilage could offer a benefit in the repair and eventual total replacement of the meniscus. The joint venture has conducted collaborative preclinical meniscus studies with scientists at North Shore Hospital/Cornell Medical College. Data from the study at six months and one year showed successful healing of meniscus defects in twenty implants, while there was no healing in the control groups at similar time points. The Smith & Nephew joint venture intends to continue preclinical trials toward an eventual human clinical trial. In addition to this program addressing discrete meniscal defects, the joint venture in conjunction with scientists at Children's Hospital is also conducting early preclinical studies focused on total meniscal replacement with a tissue engineered meniscus.

     LIGAMENT/TENDON. Frequently, sports injuries involve damage to ligaments and tendons, particularly injury to the anterior cruciate ligament. The Company has successfully utilized degradable polymers shaped into tendon-like structures combined with fibroblasts to engineer a living ligament. Research work on the optimization of this technique for replacement of ligament and tendon is underway in collaboration with scientists at MIT and Children's Hospital. Through sponsored research, the Company is exploring growth conditions that may allow it to grow tissue engineered ligament and tendon with biomechanical properties similar to those found in human body.

     BONE. In collaboration with researchers at MIT and Children's Hospital, the Company has successfully grown tissue engineered bone. Research has shown that three-dimensional bone grown ex vivo secreted extracellular matrix proteins and retained biomechanical properties analogous to those tissues in the human body, eliminating the need for extracting bone from other areas of the patient's body. The use of tissue engineered bone to repair large defects in long bones, such as the femur, has been successful in preclinical studies.

  CARDIOVASCULAR PRODUCTS

     Cardiac fibroblasts are closely related to the dermal fibroblasts the Company uses to manufacture its existing skin products; therefore, many of the methods and systems developed by the Company for these products may be applicable to the growth of cardiac fibroblasts as well. Although additional research continues to be performed, the Company also believes it may be possible to use dermal fibroblasts in place of cardiac fibroblasts in tissue engineered products for cardiovascular applications. In addition to the cardiac fibroblasts, the interior of blood vessels, and the valves and chambers of the heart, are lined with endothelial cells. The Company believes that the matrix proteins and growth factors secreted by fibroblasts may induce endothelial cell migration which is important to avoid clotting and the build up of plaque, or atherosclerosis. In addition, the Company believes its cardiovascular products will be regulated as medical devices, similar to its skin and cartilage products.

     CARDIOVASCULAR MARKET. According to the American Heart Association, over 900,000 Americans die each year from cardiovascular disease. Approximately 60 million people suffer from some form of the disease. An aging population is likely to increase the incidence of these diseases and the need for cost effective treatments in the future. While there are many effective treatments for these patients, there are also many problems to be overcome with existing cardiovascular products such as biocompatibility, durability and availability. Tissue engineered cardiovascular products, such as heart valves, blood vessels and stents, may potentially solve some of these issues. Each year, over 60,000 prosthetic heart valves are implanted and over 430,000 vascular graft procedures are performed in the United States.

     HEART VALVES. The valves open and close with every beat of the heart. When a valve becomes damaged or diseased the heart must work harder to pump the same volume of blood. As the condition worsens the valve has to be replaced. Currently, either mechanical or porcine valves are used to replace the native human valves; however, each has its drawbacks. With mechanical valves patients are required to take anticoagulant medication for the rest of their lives to reduce the likelihood of thromboembolic events (i.e., blood clots). Porcine valves have problems with durability and calcification, frequently requiring additional and costly surgery to implant replacement valves.

     During 1994 and 1995, the Company successfully completed a series of feasibility studies to evaluate applications of the its tissue engineering technology to create or improve heart valve replacements under a joint development agreement with St. Jude Medical, Inc. ("St. Jude Medical"), a multinational manufacturer and marketer of mechanical heart valves and other cardiovascular products. See "Collaborations and Strategic Alliances." These studies characterized the deposition of human-specific extracellular matrix proteins into decellularized porcine heart valves colonized with human neonatal fibroblasts and grown under dynamic flow conditions. Long-term growth studies indicated excellent migration and viability throughout the newly-deposited matrix, demonstrating the feasibility of utilizing tissue engineering techniques to create heart valves. In addition, substantial progress has been made in developing bioreators that can mimic the conditions found in the human body.

     Through Company-sponsored research at MIT and Children's Hospital, preclinical trials have demonstrated the feasibility of utilizing tissue engineering to create heart valves using a three-dimensional bioabsorbable scaffolding. In feasibility studies, tissue engineered valve leaflets were created by seeding a synthetic biodegradable fiber matrix with fibroblasts and endothelial cells. The tissue engineered leaflets were then implanted in large animals which were followed for up to six weeks. The leaflets tolerated surgical handling and sutures, and were found to increase in size to compensate for valve growth over the period of implant. Total protein and collagen analysis showed the development of an extracellular matrix and histologies of the constructs resembled native tissue. During 1996, the Company plans to continue preclinical studies to optimize the colonization and growth of tissue engineered valves on synthetic scaffolds.

     As provided in its development agreement with the Company, in early 1996, St. Jude Medical elected not to enter into a licensing agreement for tissue engineered heart valves. Although the feasibility studies were successful, St. Jude Medical indicated that it was focusing its research efforts on acellular product designs that encourage host cell ingrowth. As a result, the Company plans to include heart valves in discussions it is having with other potential corporate partners for a broad strategic alliance with respect to its cardiovascular products.

     BLOOD VESSELS. Vascular grafts are used to repair or replace segments of arterial and venous blood vessels that are weakened, damaged or obstructed due to trauma or disease such as aneurysms and atherosclerosis. Grafts are either autografts (the patient's own veins or arteries), prosthetic grafts made of synthetic materials such as polyesters or other composite materials, or non-viable preserved biological tissue from cadavers or other species. The harvesting of autografts requires extensive surgery which is time consuming, costly and traumatic. In addition, patients requiring multiple bypass surgeries may not have enough suitable vessels to harvest. Prosthetic vascular grafts are generally used for large or medium diameter (>6mm) grafts as small diameter synthetic grafts have generally demonstrated poor performance. Prosthetic vascular grafts also often show insufficient tissue integration and re-endothelization. Problems associated with small diameter synthetic grafts include stenosis (or a narrowing), pseudo aneurysm formation, and acute occlusion due to platelet aggregation. Cryopreserved allograft veins from cadavers are sometimes used, but availability is limited and patency rates are lower than autograft vessels.

     Many companies are attempting to develop small diameter vascular grafts (3-5mm) with characteristics similar to biological grafts. These companies are employing a variety of technologies to reduce thrombosis and promote a rapid ingrowth of tissue such as different weaves and knits, chemical coatings and gelatins, and freeze drying. Advanced Tissue Sciences' research has focused on using specialized polymer constructs, bioreactor design and colonization techniques to create a completely human vessel. Bioreactors are being developed in an effort to simulate the cyclical radial pressure encountered in the body to stimulate the cells to align concentrically, absorbing stress as in a normal vasculature and to establish a configuration native to blood vessels. This should allow the cells to secrete the matrix proteins in a manner more likely to withstand the pressure the vessel will be exposed to in vivo. These matrix proteins, along with various growth factors which are naturally secreted by the grafts, should induce endothelial cell migration and tissue remodeling.

     During 1995, in collaboration with The Georgia Institute of Technology ("Georgia Tech"), biomechanical and immunohistochemical analysis of the tissue engineered blood vessels demonstrated increased strength, and the synthesis of elastin and other matrix proteins, both of which are essential to blood vessel formation and function. Through sponsored research, a feasibility study has been performed with a small diameter (3.5 mm) blood vessel. The blood vessel was created by seeding a synthetic biodegradable tube with fibroblasts and endothelial cells. The blood vessel was then implanted in a large animal model and has shown normal function for up to eight weeks. The tissue engineered blood vessels have also been easy to handle and suture.

     STENTS. The Company is also evaluating the feasibility of a biological stent. Stents are generally synthetic materials that are inserted in a vessel after angioplasty (the mechanical removal of an occlusion by the insertion and inflation of a balloon catheter) in an attempt to prevent restenosis or re-occlusion of the vessel. Without stent intervention approximately forty percent of patients will experience restenosis of the vessel within two years of plaque removal. Placing a living stent comprised of healthy human cells may provide a more stable vascular lining, thereby preventing or reducing thrombosis or restenosis.

  OTHER THERAPEUTIC TISSUES

     Many other organ tissues have been successfully grown using the Company's technology that could potentially be developed into therapeutic products. Commercialization of these or other tissues, such as pancreas, gastrointestinal and blood/brain barrier tissues, is dependent on a number of factors, including the Company's assessment of each tissue type's market potential and the availability to the Company of sufficient resources, either alone or through collaboration with corporate partners.

     RECONSTRUCTIVE APPLICATIONS. There may be several applications for the Company's cartilage and bone products in reconstructive surgery. Reconstructive implants offer an important alternative at a time when silicon, Teflon, and other implant materials are being taken off the market. Under the Company's sponsored research agreement with MIT and Children's Hospital, researchers have performed pilot preclinical studies with engineered cartilage and bone for reconstructive applications.

     CARTILAGE. Studies sponsored by the Company have shown that cartilage implants retain their shape for up to one year after implantation into the facial regions of animals. In addition, researchers in this collaboration have developed an injectable cartilage product that has been successfully utilized to construct total ear and nose implants. Such implants have persisted in animals for over twelve months. An injectable cartilage may also be useful for cartilage augmentation, total meniscus replacement, and intravertebral disc repair.

     BONE. An engineered bone tissue, under collaborative development with scientists at MIT and Children's Hospital, could be useful in facial bone reconstruction in addition to joint replacement and bone grafting. Scientists have shown that three-dimensional bone grown ex vivo secreted extracellular matrix proteins and retained biomechanical properties analogous to those tissues in the human body, eliminating the need for extracting bone from other areas of the patient's body. Research has also advanced in the growth of a bone/cartilage composite which could offer additional solutions to reconstructive surgery. Studies have shown that full thickness cranial bone defects in animals can be corrected by implantation of tissue engineered bone.

     LIVER. The liver is the body's major metabolic organ. The only treatment for liver failure today is a liver transplant and currently there is an insufficient supply of transplantable livers. It is currently estimated that 35,000 people die each year from chronic liver disorders, including many who are waiting for a transplant, while only 3,500 liver transplants are performed each year.

     Advanced Tissue Sciences has demonstrated the ability to culture enzymatically active animal and human liver cells (hepatocytes) in long-term cultures. The Company's system allows for the active growth of liver cells which retain their ability to manufacture a variety of liver proteins and enzymes required for normal hepatic function. The Company has reported successful engraftment and persistence of liver tissue implanted in various regions in rats, including subcutaneous, intraperitoneal, and supra hepatic sites. In addition, the Company has conducted pilot preclinical trials that involved implantation of engineered liver tissue into both small and large animal models. In these trials, the implants have functioned well for approximately three months (the duration of the experiment).

     BONE MARROW. Bone marrow is ultimately responsible for the production of all of the body's blood and immune cells. The Company believes that a universal bone marrow cultured ex vivo could be used as a replacement in patients whose bone marrow has been damaged or destroyed during radiation or chemotherapy treatments. The Company has successfully replicated animal and human bone marrow and natural killer cells (an anti-cancer cell component of the immune system) and has conducted pilot preclinical trials involving the infusion of replicated bone marrow cells. In addition, the Company has also grown and grafted bone marrow cultures with high percentages of stem cells on biodegradable polymer scaffolds.

  SKIN2 LABORATORY TESTING KITS

     The Company's first commercially introduced product, Skin2 laboratory testing kits, contain compart-mentalized squares of living human skin tissue. Skin2 is used by cosmetic, petrochemical, household product and pharmaceutical companies to test products under development. Results of testing performed with the Skin2 kits can be obtained within three to twenty-four hours, as compared to the minimum period of several days that is required for many other in vitro or in vivo assays. To date, the Company has developed four different Skin(2) models to address specific testing needs.

     Skin(2) was initially launched to test products for cytotoxicity, and skin and eye irritation. As it has gained scientific validation and acceptance, the Company has expanded the applications of Skin(2) to include testing for corrosivity, phototoxicity and wound healing, and methods to evaluate sun protection factors and sensitization. During 1994, the U.S. Department of Transportation and Transport Canada approved Skin(2) for use as an alternative to live animal testing of potentially corrosive materials. The approvals were the first time a government regulatory agency has granted approval of an in vitro test method containing human tissue.

STAGE OF PRODUCT DEVELOPMENT

     Although two of the Company's products are in advanced stages of pivotal clinical trials, the remainder of the Company's other products are at earlier stages of research, development and testing. These products will require significant additional research and development, including extensive preclinical and clinical testing, and regulatory approvals prior to commercialization. All of the Company's products are subject to the risks of failure inherent in the development of products based on innovative technologies. Such risks include the possibilities that any or all of these products are found to be unsafe or ineffective or otherwise fail to receive necessary regulatory approvals, that products are uneconomical to market, that third parties may hold proprietary rights that preclude the Company from marketing its products, or that the Company's products fail to achieve market acceptance in light of competing technologies and products. See "Products" and "Government Regulations."

     A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. Although the Company has obtained favorable results to date in preclinical studies and clinical trials of certain of its products, such results may not be predictive of results that will ultimately be obtained in or throughout such clinical trials.

     The Company continually reviews its product development activities in an effort to allocate its resources to those products the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and need, potential for regulatory approval and reimbursement under the existing healthcare system as well as anticipated healthcare reforms, technical feasibility, expected and known product attributes and estimated costs to bring the product to market. Based on these and other factors which the Company considers relevant, the Company may from time to time reallocate its resources among its product development activities. Additions of products under development or changes to products being pursued can substantially and rapidly change the Company's funding requirements.

THIRD PARTY REIMBURSEMENT

     The Company's ability to commercialize products successfully may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third party coverage will be available for the Company to maintain price levels sufficient for realization of an appropriate return on its investment in developing new products. Government and other third party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA, and by refusing, in some cases, to provide any coverage for uses of approved products for indications for which the FDA has not granted marketing approval. Recent initiatives to reduce the federal deficit and to reform health care delivery are increasing these cost containment efforts. As managed care organizations continue to expand as a means of containing health care costs, the Company believes there may be attempts by such organizations to restrict the use or delay authorization to use new products, such as those being developed by the Company, pending completion of cost/benefit analyses of such products by those managed care organizations. If adequate coverage and reimbursement levels are not provided by government and other third party payors for uses of the Company's products, the market acceptance of these products could be adversely affected.

PRODUCT LIABILITY

     The use of any of the Company's products, whether for commercial applications or during clinical trials, exposes the Company to an inherent risk of product liability claims in the event such products cause injury, disease or result in adverse effects. Such liability might result from claims made directly by health care institutions, contract laboratories or others selling or using such products. The Company currently maintains product liability insurance coverage; however, there can be no assurance that the level or breadth of any insurance coverage will be sufficient to fully cover potential claims. Such insurance is becoming increasingly expensive and difficult to obtain. There can be no assurance that adequate insurance coverage will be available in the future at an acceptable cost, if at all, or in sufficient amounts to protect the Company against such liability. The obligation to pay any product liability claim in excess of whatever insurance the Company is able to acquire could have a material adverse effect on the business, financial condition and future prospects of the Company.

COLLABORATIONS AND STRATEGIC ALLIANCES

     The Company's strategy for the development, clinical testing, manufacturing and commercialization of certain of its proposed tissue replacement products includes entering into various collaborations with corporate partners, licensees and others. The Company has entered into a number of collaborative arrangements in connection with its product development activities.

     Smith & Nephew plc. In 1994, Smith & Nephew plc and the Company entered into a fifty-fifty joint venture for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. Smith & Nephew is a leading worldwide health care company with extensive sales and distribution capabilities, selling arthoscopic instrumentation, trauma, casting and support products, orthopedic implants and wound management products. Under the agreement, Smith & Nephew is contributing the first $10 million in joint venture funding and the Company has contributed certain technology licenses. Joint venture revenues and further expenditures will be shared equally by the partners. After the first $10 million of joint venture funding occurs, the Company has the ability to borrow up to $10 million from Smith & Nephew under pre-negotiated terms, should it so elect to fund the Company's share of further joint venture expenditures. The joint venture also has the right of first negotiation to develop tissue engineered bone, tendon and ligament for orthopedic applications. Advanced Tissue Sciences has retained all rights to non-orthopedic cartilage applications.

     Under the terms of the agreement, Advanced Tissue Sciences will be responsible for supervising the manufacturing of the cartilage tissue products. The joint venture will execute the research and development program, develop a worldwide marketing plan and will utilize Smith & Nephew's established selling and distribution network in over ninety countries to market the products. Smith & Nephew, a world leader in arthroscopy with its Dyonics and Acufex brands, will separately be responsible for developing and manufacturing the instrumentation necessary for the arthroscopic insertion of the joint venture's cartilage products. The joint venture's initial product development efforts are being focused on the repair or replacement of damaged articular and meniscus cartilage in knee joints. Since 1994, the joint venture has performed extensive preclinical trials of three-dimensional cartilage products for articular joint resurfacing and meniscal repair. The joint venture is currently in a pivotal preclinical trial for articular resurfacing, which, if successfully completed, is expected to lead to human clinical trials in 1997. See
"Products -- Orthopedic Products."

     St. Jude Medical, Inc. In February 1994, the Company and St. Jude Medical, Inc. entered into an agreement to pursue the joint development of tissue engineered heart valves. Separately, St. Jude Medical purchased 563,380 shares of Advanced Tissues Sciences' Common Stock for $5 million. During the collaboration, the parties conducted a series of feasibility studies to evaluate applications of Advanced Tissue Sciences' tissue engineering technology to create or improve heart valve replacements by leveraging the knowledge gained with fibroblast-based products from Dermagraft. Although the feasibility studies were successful, in early 1996, St. Jude Medical elected not to enter into a licensing agreement for tissue engineered heart valves. St. Jude Medical indicated that it was focusing its research efforts on acellular product designs that encourage host cell ingrowth.

     As part of the joint development agreement, St. Jude Medical has non-exclusive rights to certain proprietary technology developed under the agreement to the extent it does not infringe on the Company's core tissue engineering patents. Under certain circumstances, St. Jude Medical has a right of first refusal to license the Company's heart valve technology. The Company presently intends to include heart valves in discussions it is having with other potential corporate partners for a strategic alliance with respect to its cardiovascular products. However, the Company cannot predict with any certainty whether it will be able to enter into any additional collaboration or license agreements with another company on acceptable terms or that any such collaboration will be successful.

     University of Florida/Genentech, Inc./Kirin Brewery Company,
Limited. Under a license agreement entered into in November 1992, the Company obtained exclusive worldwide rights to a stem cell proliferation factor ("SCPF") from the University of Florida Research Foundation, Inc., an affiliate of the University of Florida. SCPF is believed to stimulate the growth of hematopoietic stem cells, the cells responsible for repopulating red blood cells and cells of the immune system. Under the license agreement, the Company is responsible for costs and maintenance fees related to the filing of patent applications arising out of the sponsored research and will be required to pay royalties on the sales of any SCPF-related products. Subject to compliance with the terms of the agreement, the license extends for the life of certain SCPF-related patents, should any such patents issue.

     In October 1995, the Company entered into an Evaluation and Option Agreement granting Genentech, Inc. ("Genentech") an option to license rights to SCPF. Under the terms of the agreement, Genentech has obtained a one year option to exclusively license rights for in vivo applications of SCPF outside Asia. In exchange, Genentech will conduct all further sequencing, cloning and expression of the factor. If the option is exercised, the Company could receive future equity and milestone payments, plus royalties on any product sales. The Company will retain rights to all in vivo uses of SCPF in Asia, subject to a right of first refusal by Genentech. In addition, the Company retains worldwide rights to use SCPF in ex vivo tissue engineering applications such as for bone marrow expansion and gene therapy, subject to certain co-exclusive rights with Genentech outside of Asia. The Company cannot predict with any certainty whether Genentech will exercise its license option or if the Company will receive any equity or milestone payments, or royalties related to SCPF.

     In March 1993, the Company entered into a collaborative research agreement with Kirin Brewery Company, Limited ("Kirin"), a leading biopharmaceutical company in Japan, to develop SCPF and to fund certain SCPF-related research conducted at the Company. In conjunction with entering into the agreement with Genentech, the Company terminated a license option with Kirin for the development and commercialization of SCPF in certain Asian countries. Kirin agreed to terminate the option and underlying collaborative research agreement to allow the Company to pursue the Genentech collaboration, but has expressed a continued interest in possibly obtaining Asian rights in the future.

     Massachusetts Institute of Technology/Children's Hospital in Boston. In connection with its acquisition of Neomorphics, Inc. in September 1992, the Company entered into sponsored research and license agreements with MIT and Children's Hospital. Under the research agreement, the Company has agreed to sponsor research conducted at MIT and Children's Hospital for an aggregate minimum of $1.1 million in 1996 and $1 million in 1997. The research agreement may be renewed annually thereafter for four additional years. The Company has the right to terminate the agreement under certain circumstances. Under the license agreement, the Company has rights to certain existing and future MIT and Children's Hospital patents and technology which relate to tissue engineering, organ transplantation and polymer science. The Company is responsible for patent application costs and the related maintenance fees applicable to inventions derived from the sponsored research.

     The Company continually seeks and considers collaborative arrangements to obtain funding for the development of its products. Such arrangements may involve the issuance of additional equity or debt securities and marketing rights to the funding party. The Company may seek collaborative arrangements and separate funding for its programs which may include joint ventures, third party equity investments or other financing structures.

     Although the Company believes that its partners in these collaborations have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities are not within the control of the Company. Moreover, the collaboration agreements generally provide that they may be terminated by the collaborator prior to their expiration under circumstances that are outside the control of the Company. In addition, there can be no assurance that these collaborators will pay any additional option or license fees to the Company or that they will develop or market any products under the agreements. Finally, if the Company's collaboration agreements are terminated prior to their expiration or if the other parties to such agreements fail to adequately perform, there can be no assurance that submission of products for regulatory approval will not be delayed or that the Company's ability to deliver products on a timely basis will not be impaired.

     Furthermore, there can be no assurance that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that existing or future collaborative arrangements will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, it would experience increased capital requirements to undertake research, development and marketing of its proposed products at its own expense. In addition, the Company may encounter significant delays in introducing its proposed products into certain markets or find that the development, manufacture or sale of its proposed products in such markets is adversely affected by the absence of such collaborative agreements.

RESEARCH AND DEVELOPMENT

     The Company has invested a substantial portion of its resources into research related to the Company's core technology, the development and clinical trials of products related to such technology, and the development of manufacturing systems and processes. The Company has incurred research and development costs of $18,498,000, $16,459,000 and $13,810,000 in the years ended December 31, 1995, 1994 and 1993, respectively, of which approximately $2,378,000, $913,000, and $1,422,000 represents costs incurred for customer sponsored research and under government grants. The Company expects to continue to incur substantial research and development costs related to its core technology, clinical trials of products related to such technology and the development of manufacturing processes and systems.

     The Company has established its own research and development laboratory facilities, is collaborating with academic and medical institutions, and has entered into agreements with several other major companies and institutions to assist in developing or marketing its technology. In the event the Company is unable to obtain or maintain these arrangements, the Company may need to expand its own facilities for research and development, clinical testing and marketing. The Company may also enter into additional arrangements with third parties for certain proposed applications of its technology; however, there can be no assurance that such arrangements can be obtained. The failure to obtain or maintain such arrangements on desirable terms could have an adverse impact on the Company.

MANUFACTURING AND SUPPLY

     Advanced Tissue Sciences is developing proprietary manufacturing systems to produce the Company's tissue replacement products. These systems are intended to allow for the maintenance of sterility and result in the manufacture of highly reproducible living tissues. While the Company has clinical scale manufacturing experience producing its Dermagraft products, it has no commercial scale manufacturing experience with these specific products. The Company believes it has the manufacturing capacity to produce sufficient quantities of Dermagraft to support its ongoing clinical trials. In addition, the Company has constructed and is in the process of developing and validating commercial scale manufacturing for its Dermagraft-TC and Dermagraft-Ulcers products. The Company has also developed manufacturing capabilities which it believes are adequate for the current and anticipated production needs of its Skin(2) laboratory testing kits.

     The Company has completed construction and validation of a large scale manufacturing facility designed to comply with the good manufacturing practices ("GMPs") requirements prescribed by the FDA. The Company is currently developing processes to manufacture commercial quantities of its Dermagraft-TC and Dermagraft-Ulcers products. Each product is expected to be grown in a bioreactor which is being optimized to allow for the uniform growth, freezing, shipping and storage of the tissue. Tissues are to be automatically fed in a system which electronically maintains a consistent growth environment. The Company has engaged Fluor Daniel, Inc. to assist in the design, fabrication and installation of commercial scale process systems for the manufacture of Dermagraft-TC and Dermagraft-Ulcers. The manufacturing process is being designed to enable the Company to grow multiple pieces of tissue at one time. The Company believes much of the design of this manufacturing process could be useful in manufacturing other tissue replacement products as well. Any significant delays in the completion of validation or regulatory inspection of the new facility could have a material adverse effect on the ability of the Company to ultimately market is products on a timely and profitable basis, and on the Company's ability to conduct its business.

     Although most of the raw materials used in the manufacture of the Company's Dermagraft products are available from more than one supplier, changes in certain critical components (such as the polymers used in Dermagraft) could cause the FDA to require the Company to prove equivalency of the materials or potentially to modify or perform additional clinical trials for the Dermagraft products, which could have the effect of postponing the completion of clinical trials associated with that product. To date, the Company has not experienced difficulty in obtaining necessary raw materials.

     The mesh framework used by the Company in its Dermagraft-Burns and Dermagraft-Ulcers products is available under a supply agreement with only one FDA-approved manufacturing source. Similarly, the synthetic mesh framework used by the Company in its Dermagraft-TC product is available under a supply agreement with a different FDA-approved manufacturing source. Because the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain component parts and packaging materials in their applications, FDA approval of a new supplier would be required if these materials become unavailable from the current supplier.

     Although the Company has not experienced difficulty acquiring these materials for the manufacture of its Dermagraft products for clinical trials, no assurance can be given that interruptions in supplies will not occur in the future or that the Company would not have to obtain substitute vendors for these materials. Any significant supply interruption would adversely affect the Company's clinical trials as well as its product development and marketing programs. In addition, an uncorrected impurity or supplier's variation in a raw materials, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture products.

     The Company's research and development activities and operations involve the controlled use of small quantities of radioactive compounds, chemical solvents and other hazardous materials. In addition, the Company's business involves the growth of human tissues. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any liability could have a material adverse effect on the business, financial condition and future prospects of the Company.

SALES AND MARKETING

     The Company currently intends to market its Dermagraft-TC product directly in the United States and Europe, where the markets are concentrated in specialized trauma units or burn centers. Eighty of the approximately 140 specialized trauma units and burn centers in the United States treat approximately seventy-five percent of all burn patients. Due to the highly concentrated nature of this market, the Company currently intends to market its Dermagraft-TC products through a direct sales organization in the United States and with a direct sales force or through individual distributors in other foreign markets. The Company is currently working with burn experts and others to develop reimbursement strategies and economic analyses for the use of Dermagraft-TC. The Company intends to have data supporting the potential cost-offsets associated with the use of Dermagraft-TC available for marketing purposes at the time of commercial introduction of the product.

     The Company estimates that there are approximately 800,000 diabetic foot ulcer patients treated each year in the United States. More than half of those ulcer patients are treated by podiatrists, with approximately ten percent of all podiatrists accounting for the treatment of over sixty percent of these patients. The Company intends to focus its initial marketing efforts on these high volume podiatrists either through its own direct sales force or through collaboration with a corporate marketing partner. The Company believes that doctors and third party payors recognize the high cost of treating diabetic foot ulcers. The Company intends to have an economic model supporting the product's cost effectiveness available at the time of commercial introduction. The Company is currently in discussions regarding the formation of strategic marketing relationships to address the worldwide markets for diabetic foot ulcers.

     The Company has entered into a joint venture with Smith & Nephew for the development and commercialization of orthopedic cartilage products and may selectively seek further strategic alliances with leading healthcare companies to market some its other tissue engineered products.

     Achieving marketing acceptance for the Company's products will require a substantial commitment of the Company's resources. The Company will have to establish an effective internal sales and marketing organization and/or rely on corporate partners, licensees or on arrangements with others to market its products domestically and internationally. The Company has no direct experience marketing, or obtaining third party reimbursement for its Dermagraft products and there can be no assurance that the Company will be successful in these efforts.

PATENTS AND PROPRIETARY RIGHTS

     The Company's ability to compete effectively will depend, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes. The Company relies on patents, trade secrets and know-how to maintain its competitive position. To date, the Company owns seven issued patents in the United States. In addition, foreign counterparts to some of the United States patents have issued in several foreign countries. The United States patents expire at various times between 2005 and 2012.

     In October 1990, the Company received a United States patent on its core technology. This product patent covers three-dimensional living stromal tissue produced by culturing stromal cells in vitro on a biocompatible framework. The stromal tissue provides the growth factors and structural proteins used in the Company's three-dimensional matrix to grow organ tissues. This patent expires in October 2007. In September 1995, the Company was granted a corresponding patent by the European Patent Office covering a three-dimensional stroma tissue and its use to grow skin, bone marrow and liver tissue. The European patent expires in April 2007.

     In November 1993, the Company received a United States patent relating to Dermagraft, covering both three-dimensional dermal tissue and full thickness skin tissue cultured on living stromal tissue prepared in vitro and, in August 1995, the Company received a patent covering the growth and implantation of its Dermagraft dermal skin replacement. These patents expire in November 2010 and August 2012, respectively. In October 1995, a United States Patent was issued relating to Dermagraft-TC. This product patent covers a variety of temporary burn coverings which use a synthetic membrane with an attached dermal component. This patent will expire in October 2012.

     Two United States patents have issued relating to the Company's laboratory testing kits. These patents cover the use of a variety of living tissues produced by the Company's tissue replication technology and expire in July 2008 and November 2009. The Company's other issued United States patent covers bone marrow transplantation techniques in which marrow cells are expanded in vitro prior to transplantation and expires in January 2005.

     The Company has filed additional United States and foreign patent applications relating to its technology. In addition, the Company has certain licensing rights to United States and foreign patents and patent applications filed by MIT related to cell growth and organ regeneration and repair, and biodegradable polymers, subject to certain limitations as to applicable tissues and fields of use, and by the University of Florida related to SCPF. In addition, there are currently thirteen pending United States patent applications and eight allowed United States applications that will issue as patents. See "-- Collaborations and Strategic Alliances."

     There can be no assurance that any applications will result in issued patents or that any current or future issued or licensed patents, trade secrets or know-how will afford protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others. In addition, there can be no assurance that others will not independently develop proprietary technologies or processes which are the same as or substantially equivalent to those of the Company. The Company could also incur substantial costs in defending itself in suits brought against it on such patents or in bringing suits to protect the Company's patents or patents licensed by the Company against infringement. The Company protects its proprietary technology and processes in part by confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or independently discovered by competitors.

COMPETITION

     The biomedical technology industry is subject to rapid, unpredictable and significant technological change. Competition from universities, research institutions and pharmaceutical, chemical, medical device and biotechnology companies is intense. Many competitors or potential competitors have greater financial resources, research and development capabilities and manufacturing and marketing experience than the Company. In general, the first biomedical product to be commercialized for a particular therapeutic indication is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which the Company can develop products, complete clinical trials, obtain regulatory approvals and develop commercial manufacturing capability may be determinative factors in establishing the Company's competitive position. The Company's ability to attract and retain qualified scientific, manufacturing, marketing and other personnel, obtain and maintain patent protection and secure funding are also expected to be key competitive factors for the Company.

     In the field of tissue engineering and the treatment of damaged or diseased tissue, the Company competes with several companies which are developing various tissue replacement products, including skin substitutes and cultured cartilage. In addition, the Company is aware of a number of biotechnology, pharmaceutical, medical device and chemical companies that are developing other types of products as alternatives to tissue replacement for a variety of indications, including burns and chronic skin ulcers. These treatments employ a variety of approaches such as growth factors, tri-peptides and completely synthetic materials.

     The Company's Dermagraft-TC product is intended to serve as an alternative to cadaver skin or porcine tissue, which are generally sold by tissue banks. The Company is also aware of several companies that have developed technologies involving processed cadaver skin used as a dermal replacement (LifeCell Corporation), or sheets of epidermis grown from the patient's own skin (Genzyme Tissue Repair and Cell Culture Technology). Their products have not required FDA approval and are, therefore, currently available on the market for the treatment of severe burns. In addition, Integra Life Sciences ("Integra") has developed a skin replacement product with a silicon covering using cells seeded onto a bovine collagen and glycosaminoglycan matrix. Integra has received a market approvable letter from the FDA, subject to the fulfillment of various manufacturing and marketing requirements.

     In the area of diabetic foot ulcers, Chiron Corporation ("Chiron"), in collaboration with a division of Johnson & Johnson, announced completion of Phase III clinical trials of its platelet-derived growth factor ("PDGF") for the treatment of diabetic foot ulcers in September of last year. Chiron has not yet announced the data from its clinical trial nor has it discussed its specific plans for submitting a New Drug Application for PDGF. In addition, the Company believes that Organogenesis Inc. ("Organogenesis") plans to begin clinical trials for the use of Graftskin, a product using cultured human cells seeded onto a bovine collagen matrix, for the treatment of diabetic foot ulcers. Organogenesis has already submitted a PMA application for Graftskin in the treatment of venous leg ulcers and has been granted expedited review by the FDA for that indication.

     In the area of cartilage repair, Genzyme Tissue Repair is currently selling a service to process a patient's own cartilage cells as a treatment for articular defects in the knee. The Company is aware that Integra and Osirus Therapeutics, Inc. are also engaged in research on cultured cartilage products. The Company is not aware of any competitor that is developing an off-the-shelf completely human cartilage tissue that can be arthroscopically inserted.

     For all of its products, the Company expects to compete primarily on the uniqueness of its technology and product features, and on the quality and cost-effectiveness of its products and the timing of commercial introduction. The Company believes that its tissue engineered products may have many attributes that differentiate it from other competitors including that the Company's products are completely human and are designed to be available "off-the-shelf" to end-users. However, other factors such as the Company's ability to secure regulatory approval for its products, to implement production and marketing plans and to secure adequate capital resources, will also impact its competitive position. There can be no assurance that the Company will have the resources to compete successfully with such companies or that competition generally will not adversely affect the Company's results of operations or ability to successfully market its products.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. The Company's preclinical studies and clinical trials and the manufacturing and marketing of its products are subject to extensive, costly and rigorous regulation by various governmental authorities in the United States and other countries. Many of the Company's proposed products will require regulatory approval prior to commercialization. There can be no assurance that any products developed by the Company, independently or in collaboration with others, will meet applicable regulatory criteria to receive the required approvals for manufacturing and marketing.

     Except for the Company's Skin2 and other proposed research and laboratory testing products, manufacture and sale of the Company's products is subject to extensive regulation by the FDA, as well as by other federal, state and foreign authorities. There is currently no requirement for government premarket approval pertaining to the marketing of research and laboratory testing products. However, if customers intend to use the results of such tests for safety and efficacy data in support of final product approval by the FDA or other regulatory agencies, they must be able to demonstrate the validity of these tests.

     In the United States, the FDA regulates the clinical testing, and manufacture, distribution and promotion of medical devices and biologics pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act") and regulations promulgated thereunder. The Company's Dermagraft products and cartilage products are subject to regulation as medical devices. The Company's other tissue replacement products, currently in various stages of development, could be regulated either as medical devices or as biologic products. Legislative and regulatory initiatives concerning the regulation of tissue and organ transplants are ongoing and could possibly affect the future regulation of the Company's tissue engineered products. It is not possible at the present time to predict accurately either the time frame for such action, or the ultimate effect that such initiatives could have, if any, on the products under development by the Company. Certain of the Company's potential products, such as bone marrow replacement products, are not currently regulated by the FDA, but may ultimately be regulated either as a medical device or a biologic. Unlike PMA submissions for medical devices, the FDA has no regulatory time limit within which it must review and act upon submissions treated as biologics. As a result, the time period for final action often takes several years from submission, usually exceeding that expected for a PMA application.

     To obtain FDA approval to market medical devices similar to those under development by the Company, the FDA requires proof of safety and efficacy in human clinical trials performed under an Investigational Device Exemption (an "IDE"). An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the IDE application is approved, human clinical trials may begin. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of a PMA application. Premarket approval from the FDA is required before commercial distribution of devices similar to those under development by the Company is permitted in the United States.

     The PMA application must be supported by extensive data, including preclinical and human clinical trial data, to prove the safety and efficacy of the device. By regulation, the FDA has 180 days to review a PMA application and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. While the FDA has responded to PMA applications within the allotted time period, reviews more often occur over a significantly more protracted period, and a number of devices for which a PMA application was submitted by other companies have never been cleared for marketing. This is a lengthy and expensive process and there can be no assurance that such FDA approval will be obtained.

     The Dermagraft-TC and Dermagraft-Ulcers products are currently in pivotal clinical trials. The Company expects to prepare and submit a PMA application for the Dermagraft-TC product in the first half of 1996 and for the Dermagraft-Ulcers product in late 1996, based upon the results of the respective trials. There can be no assurance that the Company will submit the PMA applications in these time frames, if at all, or that the FDA will conclude that the respective trial results support a finding of safety and efficacy for either of these products.

     In addition, even though the Company has been informed by the FDA that the Company's Dermagraft-TC and Dermagraft-Ulcers products will receive expedited PMA review from the agency, there can be no assurance that such status will accelerate the review process or that such status will not be rescinded by the FDA if other products performing substantially the same functions are approved by the FDA prior to the Company receiving its approval. There can be no assurance that the FDA will approve any Dermagraft-TC or Dermagraft-Ulcers PMA applications in a timely manner, if at all. Moreover, even if such approvals are obtained, post-approval regulation of the Company's products could result in the withdrawal, suspension or limitation of approvals or limit the further marketing of the Company's products. Delays in obtaining United States or foreign approvals could result in substantial additional costs to the Company and adversely affect the Company's competitive position. In addition, delays in regulatory approvals that may be encountered by corporate collaborators or other licensees of the Company could adversely affect the Company's ability to receive royalties.

     The Company has constructed and is in the process of developing and validating commercial scale manufacturing for its Dermagraft-TC and Dermagraft-Ulcers products. The Company's manufacturing facility must be registered, inspected, and licensed by various regulatory authorities, including the California Department of Health and Human Services, and must comply with FDA's GMP requirements. There can be no assurance that the facility will be found to comply with such GMP requirements and other requirements and that necessary regulatory approvals will be obtained on a timely basis, if at all.

     With respect to the manufacture of products, if any, for which PMA approval is granted, the Company will be subject to routine inspection by the FDA and certain state agencies, including the California Department of Health and Human Services, for compliance with GMP requirements, adverse event reporting requirements and other applicable regulations. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operation.

     Whether regulated by the FDA as a medical device or biologic, or otherwise by any state or foreign authorities, the approval process for any of the Company's products is expensive and time consuming and no assurance can be given that any regulatory agency will grant its approval. The inability to obtain, or delays in obtaining, such approval would adversely affect the Company's ability to commence marketing therapeutic applications of its technology. There is no assurance that the Company will have sufficient resources to complete the required testing and regulatory review processes. Furthermore, the Company is unable to predict the extent of adverse governmental regulation which might arise from future United States or foreign legislative or administrative action.

     In addition, any products distributed by the Company pursuant to the above authorizations are subject to pervasive and continuing regulation by the FDA and certain states, including California. Products must be manufactured in registered establishments and must be manufactured in accordance with the GMP requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices also is subject to regulation in certain instances.

     The Company is also subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices and the use, handling and disposal of hazardous or potentially hazardous substances used in connection with the Company's research and development work. Although the Company believes it is in compliance with these laws and regulations in all material respects, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws or regulations in the future.

EMPLOYEES

     As of February 1, 1996, the Company employed 159 people, of whom 69 were engaged in research and development, 51 in operations, and 39 in marketing and administrative functions. The Company's staff includes thirteen employees with Ph.D. or M.D. degrees. None of the Company's employees are represented by a labor union, and the Company believes that its employee relations are good. In addition to its employees the Company, through its strategic alliances and academic collaborations, works with other leading physicians and scientists.

     The Company's success will depend in large part upon its ability to attract and retain qualified scientific, management, marketing and sales personnel as well as the continued contributions of its existing senior management, and scientific and technical personnel. The Company faces strong competition for such personnel and there can be no assurance that the Company will be able to attract or retain such individuals. In particular, the loss of the services of either Arthur J. Benvenuto, the Company's Chairman and Chief Executive Officer, or Dr. Gail K. Naughton, its President and Chief Operating Officer, would have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

     The Company leases approximately 66,000 square feet of space at its headquarters facility in La Jolla, California of which approximately 80% is allocated to manufacturing and research. The facility is leased through September 12, 2000, subject to an option to renew the lease for five additional years. The Company's other facilities are also located in La Jolla, California. The Company's sublease for its Skin2 manufacturing facility, consisting of approximately 6,000 square feet, expires on May 31, 1996, subject to options to renew the sublease for an additional six months. The Company also leases approximately 8,000 square feet of laboratory and office space under a lease that expires on July 31, 1997.

     The Company believes that its property and equipment are generally well maintained, in good operating condition and adequate for its current needs. See "Business -- Manufacturing and Supply."

ITEM 3.  LEGAL PROCEEDINGS

     There is no material litigation pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to vote of security holders during the quarter ended December 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market under the symbol ATIS. The last reported high and low closing prices as reported for the Company's Common Stock as reported by Nasdaq for the last two fiscal years are set forth below.

                                                                            HIGH     LOW
                                                                            ----     ---
    YEAR ENDED DECEMBER 31, 1995:
      First Quarter.......................................................  $ 9 1/8  $7
      Second Quarter......................................................   10 3/8   5 9/16
      Third Quarter.......................................................   14 5/8   9 3/4
      Fourth Quarter......................................................   11 5/8   8 1/2
    YEAR ENDED DECEMBER 31, 1994:
      First Quarter.......................................................  $ 9 1/4  $7 3/4
      Second Quarter......................................................    8 1/8   4 7/16
      Third Quarter.......................................................    7 5/8   4 5/8
      Fourth Quarter......................................................    9 1/4   6 1/4

     The last sale price of the Company's Common Stock as reported on the Nasdaq National Market on February 22, 1996 was $10.25. The market price of the Company's Common Stock, like that of the securities of other biotechnology companies, has fluctuated significantly in recent years and is likely to fluctuate in the future. From time to time the market for securities of biotechnology companies has in fact experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. In addition, announcements by the Company or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights, the progress of clinical trials or government regulation, public concern as to the safety of devices or drugs, the issuance of securities analysts' reports and general market conditions may all have a significant effect on the market price of the Common Stock. Fluctuations in financial performance from period to period also may have a significant impact on the market price of the Common Stock.

HOLDERS

     As of December 31, 1995, there were 1,237 holders of record of the Company's Common Stock.

DIVIDENDS

     The Company has never paid cash dividends on its Common Stock and does not expect to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data of the Company appears in a separate section of this Annual Report on Form 10-K on page F-1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations appears in a separate section of this Annual Report on Form 10-K beginning on page F-2.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and schedules, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two years prior to the date of the most recent financial statements and the subsequent interim period, the Company has not had a change in its independent auditors nor have there been any disagreements between the Company and its independent auditors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections titled "Directors and Nominees" and "Executive Officers " appearing in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section titled "Executive Compensation" appearing in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section titled "Principal Stockholders" appearing in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section titled "Certain Transactions" appearing in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

     The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                                 PAGE
                                                                             -------------
    Consolidated Balance Sheet as of December 31, 1995 and 1994............       F-6
    Consolidated Statement of Operations for the Years Ended December 31,
      1995, 1994 and 1993, and the Cumulative Period January 21, 1986
      (inception) to December 31, 1995.....................................       F-7
    Consolidated Statement of Cash Flows for the Years Ended December 31,
      1995, 1994 and 1993, and the Cumulative Period January 21, 1986
      (inception) to December 31, 1995.....................................       F-8
    Consolidated Statement of Stockholders' Equity (Deficit) for the Period
      January 21, 1986 (inception) to December 31, 1995....................   F-9 to F-10
    Notes to the Consolidated Financial Statements.........................  F-11 to F-19
    Report of Ernst & Young LLP, Independent Auditors......................      F-20

     (2) Financial Statement Schedules:

     All schedules have been omitted, since they are not applicable, not required or the information is included in the financial statements or the notes thereto.

     (3) Exhibits:

EXHIBIT
  NO.                      TITLE                                  METHOD OF FILING
-------   ----------------------------------------    ----------------------------------------
 3.1      Restated Certificate of Incorporation of    Incorporated by Reference to Exhibit 4.1
          Advanced Tissue Sciences, Inc. as in        to the Registrant's Registration
          Effect on July 2, 1992                      Statement No. 33-50156 on Form S-8
 3.2      Restated By-Laws of the Registrant Dated    Incorporated by Reference to Exhibit 3
          September 17, 1991                          to the Registrant's Form 10-Q for the
                                                      Quarter Ended October 31, 1991
 4        Rights Agreement, Dated as of January 6,    Incorporated by Reference to Exhibit 1
          1995, between the Company and Chemical      to the Registrant's Current Report on
          Trust Company of California, including      Form 8-K Dated January 5, 1995
          the Certificate of Determination for the
          Series A Junior Participating Preferred
          Stock as Exhibit A, the form of Summary
          of Rights to Right Certificate as
          Exhibit B and the Purchase Preferred
          Shares as Exhibit C
10.1      Form of Indemnification Agreement           Incorporated by Reference to Exhibit
          Between the Company and Each of the         10.6 to the Registrant's Annual Report
          Directors of the Company                    on Form 10-K for the Year Ended January
                                                      31, 1991
10.2      Nonqualified Stock Option Agreement,        Incorporated by Reference to Exhibit
          Dated June 3, 1991 between the Company      19.1 to the Registrant's Form 10-Q for
          and Arthur J. Benvenuto                     the Quarter Ended July 31, 1991
10.3      Nonqualified Stock Option Agreement,        Incorporated by Reference to Exhibit
          Dated June 3, 1991 between the Company      19.2 to the Registrant's Form 10-Q for
          and Dr. Gail K. Naughton                    the Quarter Ended July 31, 1991
10.4**    Advanced Tissue Sciences, Inc. 1992         Incorporated by Reference to Exhibit
          Stock Option/Stock Issuance Plan            99.1 to the Registrant's Registration
                                                      Statement No. 33-82310 on Form S-8
10.5      Agreement and Plan of Merger Among          Incorporated by Reference to Exhibit 2
          Neomorphics, Inc. and Advanced Tissue       to the Registrant's Current Report on
          Sciences, Inc. and the Shareholders of      Form 8-K dated August 4, 1992
          Neomorphics, Inc. and ATSI Acquisition
          Corp. Dated July 31, 1992
10.6(a)   Licensing Agreement between the             Incorporated by Reference to Exhibit
          Massachusetts Institute of Technology       10.8(a) to the Registrant's Transition
          and Advanced Tissue Sciences, Inc. Dated    Report on Form 10-K for the Eleven
          July 24, 1992                               Months Ended December 31, 1992
10.6(b)   Sponsored Research Agreement between the    Incorporated by Reference to Exhibit
          Massachusetts Institute of Technology       10.8(b) to the Registrant's Transition
          and Advanced Tissue Sciences, Inc. Dated    Report on Form 10-K for the Eleven
          July 24, 1992                               Months Ended December 31, 1992
10.7*     Patent License Agreement with Research      Incorporated by Reference to Exhibit
          Component by and between the University     10.9 to the Registrant's Transition
          of Florida Research Foundation, Inc. and    Report on Form 10-K for the Eleven
          Advanced Tissue Sciences, Inc. Dated        Months Ended December 31, 1992
          November 30, 1992
10.8*     Agreement between Kirin Brewery Company,    Incorporated by Reference to Exhibit
          Limited and Advanced Tissue Sciences,       10.10 to the Registrant's Transition
          Inc. Dated March 5, 1993                    Report on Form 10-K for the Eleven
                                                      Months Ended December 31, 1992
10.9*     Agreement between Advanced Tissue           Incorporated by Reference to Exhibit
          Sciences, Inc. and Smith & Nephew plc       10.1 to the Registrant's Form 10-Q for
          Dated May 6, 1994                           the Quarter Ended March 31, 1994

EXHIBIT
  NO.                      TITLE                                  METHOD OF FILING
-------   ----------------------------------------    ----------------------------------------
10.10     Investment Agreement between Advanced       Incorporated by Reference to Exhibit 4.1
          Tissue Sciences, Inc. and Ramius            to the Registrant's Current Report on
          Hatteras Partners, L.P., Dated February     Form 8-K dated February 9, 1996
          9, 1996
21        Subsidiaries of the Registrant              Filed Herewith
23        Consent of Ernst & Young LLP,               Filed Herewith
          Independent Auditors
27        Financial Data Schedule                     Filed Herewith

---------------

* The Company has requested and received confidential treatment with respect to certain portions of these documents.

** Key employees (including officers and directors), non-employee Board members and independent consultants are eligible to participate in the 1992 Stock Option/Stock Issuance Plan.

     (b) Reports on Form 8-K

     During the fourth quarter ended December 31, 1995, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 22, 1996
                                          ADVANCED TISSUE SCIENCES, INC.

                                          By:    /s/ ARTHUR J. BENVENUTO
                                                   Arthur J. Benvenuto
                                            Chairman of the Board of Directors
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                TITLE                        DATE
----------------------------------------  ----------------------------------  ------------------
        /s/ ARTHUR J. BENVENUTO           Chairman of the Board of Directors   February 22, 1996
----------------------------------------  Chief Executive Officer
          Arthur J. Benvenuto             (principal executive officer)
        /s/ DR. GAIL K. NAUGHTON          Director, President and              February 22, 1996
----------------------------------------  Chief Operating Officer
          Dr. Gail K. Naughton
         /s/ MICHAEL V. SWANSON           Vice President, Finance and          February 22, 1996
----------------------------------------  Administration (principal
           Michael V. Swanson             financial
                                          and accounting officer)
      /s/ JEROME E. GROOPMAN, M.D.        Director                             February 22, 1996
----------------------------------------
        Jerome E. Groopman, M.D.
           /s/ JACK L. HECKEL             Director                             February 22, 1996
----------------------------------------
             Jack L. Heckel
        /s/ DAVID S. TAPPAN, JR.          Director                             February 22, 1996
----------------------------------------
          David S. Tappan, Jr.
       /s/ WILLIAM B. WALSH, M.D.         Director                             February 22, 1996
----------------------------------------
         William B. Walsh, M.D.
        /s/ DR. GAIL R. WILENSKY          Director                             February 22, 1996
----------------------------------------
          Dr. Gail R. Wilensky

                            SELECTED FINANCIAL DATA

     See Note 1 to the accompanying consolidated financial statements for a discussion of the basis of presentation. This summary of selected financial data should be read in conjunction with the consolidated financial statements and notes presented on pages F-6 to F-19.

                                                                                               CUMULATIVE
                                                                                              JANUARY 21,
                                                                 ELEVEN                           1986
                              YEAR ENDED DECEMBER 31,         MONTHS ENDED    YEAR ENDED     (INCEPTION) TO
                          --------------------------------    DECEMBER 31,    JANUARY 31,     DECEMBER 31,
                            1995        1994        1993        1992(1)          1992             1995
                          --------    --------    --------    ------------    -----------    --------------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Product sales.........  $  1,177    $  1,042    $  1,401      $    755        $   488        $    4,876
  Contracts and fees....     2,388         923       3,493            62             44             7,010
  Interest and other....     1,185       1,250         972         1,393            825             6,783
Research and development
  expenses..............    18,498      16,459      13,810         5,666          3,863            64,960
Net loss(2).............   (23,125)    (22,775)    (17,691)      (31,990)        (6,805)         (116,681)
Net loss per share(2)...  $   (.72)   $   (.75)   $   (.67)     $  (1.40)       $  (.36)
Weighted average shares
  used in the
  calculation of net
  loss per share........    32,266      30,250      26,453        22,896         18,691

                                                         DECEMBER 31,
                                         ---------------------------------------------    JANUARY 31,
                                           1995         1994        1993      1992(1)        1992
                                         ---------    --------    --------    --------    -----------
                                                                (IN THOUSANDS)
Cash, cash equivalents and short-term
  investments..........................  $  18,929    $ 22,033    $ 21,693    $ 34,970     $  15,005
Working capital........................     15,747      19,037      17,529      34,404        13,871
Total assets...........................     31,141      33,426      30,363      40,096        19,521
Long-term debt.........................         25          36          46          --         1,409
Deficit accumulated during development
  stage................................   (116,681)    (93,556)    (70,781)    (53,090)      (21,100)
Stockholders' equity...................     25,900      28,350      24,863      38,089        16,204

---------------

(1) The Company changed from a January 31 fiscal year end to a December 31 calendar year end in 1992 resulting in an eleven-month reporting period ended December 31, 1992.

(2) Includes a nonrecurring charge for acquired in-process technology of $21.4 million relates to an acquisition in the eleven-month period ended December 31, 1992.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advanced Tissue Sciences is a development stage company engaged in the development and manufacture of living human tissue products for therapeutic applications. The Company has incurred, and expects to continue to incur, substantial and increasing expenditures in support of the development and clinical trials of its Dermagraft(R) products for burn and skin ulcer applications, in developing manufacturing systems and facilities for the production and commercialization of Dermagraft, in building its sales and marketing capabilities, and in advancing other applications of the Company's core technology.

     In addition to its Dermagraft skin products, the Company is focusing its resources on the development of tissue engineered cartilage and cardiovascular products. These activities have been supported by a variety of strategic relationships over the past several years. In May 1994, the Company entered into a joint venture with Smith & Nephew plc ("Smith & Nephew") for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. Over the past two years, the Company has worked with St. Jude Medical, Inc. ("St. Jude Medical") on the development of tissue engineered heart valves. In early 1996, St. Jude Medical elected not to enter into a licensing agreement and, accordingly, the Company is currently funding all of its cardiovascular research and development activities internally. Since September 1992, the Company has sponsored early stage research programs at the Massachusetts Institute of Technology ("MIT") and Children's Hospital in Boston ("Children's Hospital") directed toward the tissue engineering of cartilage, liver and numerous other tissues and several polymer technologies. See Note 3 of Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

  Year Ended December 31, 1995 as Compared to the Year Ended December 31, 1994

     Revenues increased $1,535,000 to $4,750,000, or approximately 48%, during 1995 as compared to 1994. In 1995, the Company recognized contract revenues of $1,548,000 and $830,000, respectively, from its joint venture with Smith & Nephew and from St. Jude Medical for research performed related to orthopedic applications of cartilage tissue and tissue engineered heart valves as compared to $893,000 from the Smith & Nephew joint venture in 1994. The Company internally funded its cardiovascular research in 1994. Revenues for 1995 also reflect a $74,000 decrease in interest income as compared to 1994 as higher rates earned on invested funds were more than offset by lower average invested balances.

     Revenues also include sales of the Company's Skin(2)(R) laboratory testing kits which increased $135,000, or approximately 13%, in 1995 as compared to 1994. Sales in 1994 were limited by product availability due to manufacturing issues in the second and third quarters. Product sales fluctuate depending on the number and timing of validation studies initiated either by the Company or third parties. Product sales include revenues received under validation studies of $379,000 and $259,000, respectively, in 1995 and 1994. Revenues in calendar 1994 also include approximately $51,000 in deferred sales which were recognized upon regulatory approval of the Skin(2) kits for use in classifying corrosive materials.

     Research and development expenditures have increased from $16,459,000 in 1994 to $18,498,000 in 1995, approximately a 12% increase. The increase in research and development costs reflects higher costs associated with the use and validation of the Company's commercial manufacturing facility, the production of Dermagraft products for clinical trials and the scale up of the Dermagraft manufacturing processes. In addition, the Company incurred higher costs in support of the development of orthopedic cartilage and cardiovascular products for the Smith & Nephew joint venture and St. Jude Medical research programs discussed above. The increased costs in 1995 are principally reflected in higher costs for outside engineering services and overhead. These increases were partially offset by lower costs for preclinical studies of Dermagraft and of liver tissues, and for research related to a stem cell growth factor. Research and development costs are expected to continue to increase in 1996 in support of process scale up, the validation of manufacturing equipment, continuing clinical trials, and cartilage and cardiovascular product development.

     Selling, general and administrative costs were $6,115,000 in 1995, a decline of $330,000, or approximately five percent, from $6,445,000 in 1994. The decrease in selling, general and administrative expenses primarily reflects a slightly lower headcount and a decrease in associated costs.

     Professional and consulting costs for legal, accounting and other consulting services were $1,897,000 in 1995 as compared to $1,718,000 in 1994. The increase of $179,000, or approximately 10%, in 1995 reflects fees for consultants in support of corporate development activities and higher fees for recruiting personnel partially offset by lower fees for scientific consultants. Calendar 1994 also included higher fees for legal matters, primarily as a result of corporate development activities.

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

  Year Ended December 31, 1994 as Compared to the Year Ended December 31, 1993

     Revenues declined 45% from $5,866,000 to $3,215,000 in 1994 as compared to 1993. During 1994, the Company received $893,000 in research funding related to the joint venture with Smith & Nephew, while 1993 included a commitment fee and research funding of $3,272,000 under an agreement with Kirin Brewery Company, Limited ("Kirin") related to research on a stem cell growth factor. No such funds were received in 1994 and the agreement with Kirin was terminated in 1995 (see Note 3 of Notes to the Consolidated Financial Statements). As discussed below, revenues also reflect a 26% decline in sales of the Company's Skin2 laboratory testing kits from $1,401,000 in 1993 to $1,042,000 in 1994. These declines were partially offset by a $314,000 increase in interest income during 1994 due to higher average invested balances and higher rates earned on such investments as compared to 1993.

     The decline in Skin2 sales in 1994 primarily reflects limited product availability due to manufacturing issues in the second and third quarters. Product sales include revenues received under validation studies of $259,000 and $250,000 in 1994 and 1993, respectively. Calendar year 1994 also includes approximately $51,000 in sales deferred from 1993 which were recognized upon regulatory approval of the Skin2 kits for use in classifying corrosive materials.

     Research and development expenditures increased significantly, or approximately 19%, from $13,810,000 to $16,459,000 in 1994 as compared to 1993.
Research and development expenditures during 1994 increased primarily due to costs for, and associated with, the production of Dermagraft for preclinical and clinical trials, process development expenditures for the scale up of Dermagraft manufacturing and the clinical trials for Dermagraft products. In addition, costs increased with respect to research and development of cartilage tissues as a result of the joint venture with Smith & Nephew and for heart valves as a result of the agreement with St. Jude Medical, as well as due to costs related to the development of a growth factor and of liver and bone marrow tissues. Specifically, the increased costs are principally reflected in higher costs for personnel, material and supplies, and overhead.

     Selling, general and administrative costs were $6,445,000 and $6,224,000 in 1994 and 1993, respectively, an increase of approximately four percent. The increase in selling, general and administrative expenses primarily relates to higher costs for increased personnel and salaries, and associated overhead costs, partially offset by lower relocation costs.

     Professional and consulting costs for legal, accounting and other consulting services incurred in 1994 and 1993 were $1,718,000 and $1,864,000, respectively. Calendar 1994 included higher fees for scientific consultants, while 1993 included higher fees for recruiting personnel, legal fees and marketing and regulatory consultants.

     Cost of goods sold decreased from $1,458,000 to $1,360,000 as the number of kits sold declined during 1994 as compared to 1993, a decrease of approximately seven percent. Cost of goods sold in 1993 also includes costs associated with a move to a new manufacturing facility.

     In 1993, shareholder interest and other includes a $200,000 charge for foreign taxes on the commitment fee received under the agreement with Kirin referred to above.

LIQUIDITY AND CAPITAL RESOURCES

     In June and July 1995, the Company sold 2,614,432 shares of Common Stock in a series of private placements, resulting in net proceeds of $20.3 million, $677,000 of which was received in January 1996 and, accordingly, is not reflected in the accompanying balance sheet for the year ended December 31, 1995. The purchase prices ranged from $8.11 to $8.62 per share. See Note 8 of Notes to the Consolidated Financial Statements.

     As of December 31, 1995, the Company had available working capital of $15,747,000, a decrease of $3,290,000 from December 31, 1994. The decrease principally reflects funds used for operations and capital expenditures substantially offset by the net proceeds from sales of Common Stock. Capital expenditures were $1,476,000 in 1995, a significant portion of which was related to the validation of the Company's manufacturing facility and the acquisition of information systems. The Company expects to continue to incur substantial research and development expenses (including costs associated with clinical trials and the development of manufacturing processes), growing costs in anticipation of product commercialization, and additional expenditures for capital equipment (including increased expenditures for manufacturing equipment) and patents.

     In February 1996, the Company entered into an Investment Agreement with a newly formed investment group for an equity line which allows the Company to access up to $50 million through sales of its Common Stock. The equity line will remain available for a period of two years. The decision to draw any funds under the Investment Agreement and the timing of any such draw are solely at the Company's discretion. The Investment Agreement provides that the Company can obtain up to $15 million at any one time through the sale of its Common Stock. Any sales against the equity line will be at a five percent discount to the average low sales prices of the Company's Common Stock over a specified period of time as determined by market volume at the time of the draw. The Company's ability to draw under the Investment Agreement is subject to certain conditions including but not limited to registration of the shares, a minimum trading price of $2.00 per share and certain limitations on the number of shares of Common Stock held by the investment group at any point in time. In addition, the Company has filed to register 3,000,000 shares of Common Stock for sale in an underwritten public offering. The public offering is expected to be completed in the first half of 1996. If the public offering is consummated, the Company has agreed it will not draw on the equity line for a period of 180 days from the date the public offering is completed without the prior written consent of Goldman, Sachs & Co. See Note 12 of Notes to the Consolidated Financial Statements.

     The Company believes it will have sufficient funds to support its operations for at least the next twelve months, based on available working capital and funds from the public offering, if successful, or availability under the equity line. The Company is also pursuing strategic alliances which could provide additional funding to the Company.

     The Company continually reviews its product development activities in an effort to allocate its resources to those products the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and need, potential for regulatory approval and reimbursement under the existing health care system as well as anticipated health care reforms, technical feasibility, expected and known product attributes and estimated costs to bring the product to market. Based on these and other factors which the Company considers relevant, the Company may from time to time reallocate its resources among its product development activities. Additions to products under development or changes in products being pursued can substantially and rapidly change the Company's funding requirements.

     To the extent necessary, further sources of funds may include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. There can be no assurance, however, that any additional funds will be available when needed or on terms favorable to the Company, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

FINANCIAL CONDITION

     Cash, cash equivalents and short-term investments as of December 31, 1995 have decreased by $3,104,000 from December 31, 1994 as funds used in operations were significantly offset by the net proceeds from the private placements discussed above. Other assets increased $663,000 to $814,000 from December 31, 1994 to December 31, 1995 primarily reflecting deposits for process equipment and molds for Dermagraft manufacturing. Accounts payable has decreased significantly from $1,850,000 at December 31, 1994 to $1,183,000 at December 31, 1995 principally reflecting the timing of payments for clinical trials, for sponsored research and rent. Accrued expenses have increased $842,000 over the same period reflecting accruals for process engineering, salaries and benefits, and clinical studies. Stockholders' equity decreased $2,450,000 from December 31, 1994 to December 31, 1995 reflecting a net loss for the year that was substantially offset by proceeds from sales of equity, including the exercise of options.

                         ADVANCED TISSUE SCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
A S S E T S
Current assets:
  Cash and cash equivalents..........................................  $  18,929     $  12,417
  Short-term investments.............................................         --         9,616
  Prepaid expenses...................................................        820           861
  Other current assets...............................................      1,214         1,183
                                                                       ---------      --------
     Total current assets............................................     20,963        24,077
Property -- net......................................................      8,332         8,374
Patent costs -- net..................................................      1,032           824
Other assets.........................................................        814           151
                                                                       ---------      --------
     Total assets....................................................  $  31,141     $  33,426
                                                                       =========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligations under capital leases................  $      11     $      10
  Accounts payable...................................................      1,183         1,850
  Accrued expenses...................................................      4,022         3,180
                                                                       ---------      --------
     Total current liabilities.......................................      5,216         5,040
                                                                       ---------      --------
Obligations under capital leases.....................................         25            36
                                                                       ---------      --------
Commitments and contingencies (Notes 6 and 7)
Stockholders' equity:
  Preferred Stock, $.01 par value; 1,000,000 shares authorized; none
     issued..........................................................         --            --
  Common Stock, $.01 par value; 50,000,000 shares authorized;
     issued and outstanding, 33,885,928 shares at December 31, 1995
     and 30,568,713 shares at December 31, 1994......................        339           306
  Additional paid-in capital.........................................    143,161       121,600
  Deficit accumulated during development stage.......................   (116,681)      (93,556)
                                                                       ---------      --------
                                                                       26,819...        28,350
  Less note received in connection with the sale of Common Stock
     (Note 8)........................................................       (919)           --
                                                                       ---------      --------
     Total stockholders' equity......................................     25,900        28,350
                                                                       ---------      --------
     Total liabilities and stockholders' equity......................  $  31,141     $  33,426
                                                                       =========      ========

      See the accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        CUMULATIVE
                                                                                        JANUARY 21,
                                                                                           1986
                                                     YEAR ENDED DECEMBER 31,          (INCEPTION) TO
                                                 --------------------------------      DECEMBER 31,
                                                   1995        1994        1993            1995
                                                 --------    --------    --------     ---------------
Revenues:
  Product sales................................  $  1,177    $  1,042    $  1,401        $   4,876
  Contracts and fees...........................     2,388         923       3,493            7,010
  Interest and other...........................     1,185       1,250         972            6,783
                                                 --------    --------    ---------       ---------
     Total revenues............................     4,750       3,215       5,866           18,669
                                                 --------    --------    ---------       ---------
Costs and expenses:
  Research and development.....................    18,498      16,459      13,810           64,960
  Selling, general and administrative..........     6,115       6,445       6,224           31,778
  Professional and consulting..................     1,897       1,718       1,864           10,274
  Cost of goods sold...........................     1,359       1,360       1,458            5,963
  Interest.....................................         6           8           1              549
  Stockholder interest and other...............        --          --         200              426
  In-process technology........................        --          --          --           21,400
                                                 --------    --------    ---------
     Total costs and expenses..................    27,875      25,990      23,557          135,350
                                                 --------    --------    ---------       ---------
Net loss.......................................  $(23,125)   $(22,775)   $(17,691)       $(116,681)
                                                 ========    ========    =========       =========
Net loss per share.............................  $   (.72)   $   (.75)   $   (.67)
                                                 ========    ========    =========
Weighted average number of common shares used
  in the computation of net loss per share.....    32,266      30,250      26,453
                                                 ========    ========    =========

      See the accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        CUMULATIVE
                                                                                        JANUARY 21,
                                                                                           1986
                                                     YEAR ENDED DECEMBER 31,          (INCEPTION) TO
                                                 --------------------------------      DECEMBER 31,
                                                   1995        1994        1993            1995
                                                 --------    --------    --------     ---------------
Operating activities:
  Net loss.....................................  $(23,125)   $(22,775)   $(17,691)       $(116,681)
  Adjustments to reconcile net loss to cash
     used in operating activities:
     Depreciation and amortization.............     1,421       1,102         905            4,941
     Write-off of acquired in-process
       technology..............................        --          --          --           21,000
     Compensation for services paid in stock or
       stock options...........................        55          --          43            1,548
     Other adjustments to net loss.............       212          38          61              496
  Change in assets and liabilities:
     Prepaid expenses and other current
       assets..................................        10        (754)        151           (2,034)
     Other assets..............................      (663)        200        (237)            (627)
     Accounts payable..........................      (667)        512         765            1,183
     Accrued expenses..........................       842        (928)      2,674            4,022
                                                 --------    --------    --------        ---------
          Net cash used in operating
            activities.........................   (21,915)    (22,605)    (13,329)         (86,152)
                                                 --------    --------    --------        ---------
Investing activities:
  Purchases of short-term investments..........    (5,363)    (35,196)    (25,728)        (124,404)
  Sales of short-term investments..............    14,979      28,965      37,622          124,404
  Acquisition of property......................    (1,476)     (3,145)     (4,283)         (11,179)
  Patent application costs.....................      (323)       (164)        (86)          (1,314)
                                                 --------    --------    --------        ---------
          Net cash provided by (used in)
            investing activities...............     7,817      (9,540)      7,525          (12,493)
                                                 --------    --------    --------        ---------
Financing activities:
  Proceeds from borrowings.....................        --          --          --              529
  Payments of borrowings.......................       (10)         (8)         (1)          (2,907)
  Loans received from officers.................        --          --          --            1,132
  Payment of loan to shareholders..............        --          --          --              (50)
  Net proceeds from sale of equity.............    19,515      26,197          --          110,709
  Options exercised............................     1,105          65       4,422            8,432
  Purchase of options and other................        --          --          --             (271)
                                                 --------    --------    --------        ---------
          Net cash provided by financing
            activities.........................    20,610      26,254       4,421          117,574
                                                 --------    --------    --------        ---------
Net increase (decrease) in cash and
  cash equivalents.............................     6,512      (5,891)     (1,383)          18,929
Cash and cash equivalents at the
  beginning of period..........................    12,417      18,308      19,691               --
                                                 --------    --------    --------        ---------
Cash and cash equivalents at the end of
  period.......................................  $ 18,929    $ 12,417    $ 18,308        $  18,929
                                                 ========    ========    ========        =========

      See the accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               COMMON STOCK
                                     ---------------------------------                  DEFICIT
                                                                                      ACCUMULATED       NOTE            TOTAL
                                        CLASS A*           CLASS B       ADDITIONAL     DURING       RECEIVABLE/    STOCKHOLDERS'
                                     ---------------   ---------------    PAID-IN     DEVELOPMENT     DEFERRED         EQUITY
                                     SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL        STAGE      COMPENSATION      (DEFICIT)
                                     ------   ------   ------   ------   ----------   -----------   -------------   -------------
January 21, 1986 (inception) to
 January 31, 1988
  Shares issued by predecessor
    company converted on merger (at
    $26.67 per share):
    For cash.......................       1    $ 20                                                                   $      20
    For patent rights..............       1      17                                                                          17
    For services...................              16                                                                          16
  Par value adjustment on merger...      (2)    (53)        2             $     53                                           --
  Split of Class B Common..........                     7,708    $  8           (8)                                          --
  Sale of stock for cash, less
    expenses of $25 (at $1.11 per
    share).........................                       377                  393                                          393
  Issuances in payment of
    liabilities
    (at $1.11 per share)...........                       863       1          958                                          959
  Other............................                                            235                                          235
  Net loss.........................                                                    $  (1,863)                        (1,863)
                                     ------   ------   ------   ------   ----------   -----------                   -------------
Balance, January 31, 1988..........      --      --     8,950       9        1,631        (1,863)                          (223)
  Sale of Units for Class A Common,
    less expenses of $1,533 (at
    $1.67 per share)...............   4,140      41                          5,326                                        5,367
  Sale of Class A Common for cash
    and a note receivable (at $1.67
    per share).....................     550       5                            913                    $    (913)              5
  Options exercised ($.01 to $.20
    per share).....................     211       2                             29                                           31
  Conversion of Class B to Class A
    Common.........................      67       1       (67)                  (1)                                          --
  Surrender and cancellation.......                      (150)                                                               --
  Options granted for services and
    other..........................                                            174                         (147)             27
  Net loss.........................                                                       (2,716)                        (2,716)
                                     ------   ------   ------   ------   ----------   -----------   -------------   -------------
Balance, January 31, 1989..........   4,968      49     8,733       9        8,072        (4,579)        (1,060)          2,491
  Sale of stock for cash, less
    expenses of $104
    (at $1.25 per share)...........   1,600      16                          1,880                                        1,896
  Exercise of Class A Warrants,
    less expenses of $592 (at $2.55
    per share).....................   4,114      41                          9,856                                        9,897
  Options exercised (at $.01 to
    $1.81 per share)...............      25       1                             18                                           19
  Conversion of Class B to Class A
    Common.........................     926       9      (926)     (1)          (8)                                          --
  Options granted for services and
    other..........................                                            375                           11             386
  Net loss.........................                                                       (4,228)                        (4,228)
                                     ------   ------   ------   ------   ----------   -----------   -------------   -------------
Balance, January 31, 1990..........  11,633     116     7,807       8       20,193        (8,807)        (1,049)         10,461
  Options exercised (at $1.25 to
    $1.69 per share)...............      51                                     80                                           80
  Repurchase of Class A Common.....    (550)     (5)                          (913)                         913              (5)
  Conversion of Class B to Class A
    Common.........................   3,790      38    (3,790)     (4)         (34)                                          --
  Options granted for services and
    other..........................     (29)                                   850                         (438)            412
  Surrender of Class B Common......                    (4,000)     (4)           4                                           --
  Net loss.........................                                                       (5,488)                        (5,488)
                                     ------   ------   ------   ------   ----------   -----------   -------------   -------------
Balance, January 31, 1991..........  14,895     149        17      --       20,180       (14,295)          (574)          5,460
  Options exercised (at $1.63 to
    $5.31 per share)...............     356       4                            771                                          775
  Exercise of Class B Warrants,
    less expenses of $746 (at $3.82
    per share).....................   4,513      45                         16,449                                       16,494
  Conversion of Class B to Class A
    Common.........................      17               (17)                                                               --
  Options granted for services.....                                                                         377             377
  Other............................     (13)                                   (97)                                         (97)
  Net loss.........................                                                       (6,805)                        (6,805)
                                     ------   ------   ------   ------   ----------   -----------   -------------   -------------
Balance, January 31, 1992..........  19,768    $198        --    $ --     $ 37,303     $ (21,100)     $    (197)      $  16,204
                                                       ======   ======
                                     ------   ------                     ----------   -----------   -------------   -------------

---------------

* Represents Common Stock prior to the designation of classes in October 1987.
                                                                     (Continued)

                         ADVANCED TISSUE SCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        DEFICIT
                                                               COMMON                 ACCUMULATED       NOTE            TOTAL
                                             COMMON STOCK*    STOCK TO   ADDITIONAL     DURING       RECEIVABLE/    STOCKHOLDERS'
                                            ---------------      BE       PAID-IN     DEVELOPMENT     DEFERRED         EQUITY
                                            SHARES   AMOUNT    ISSUED     CAPITAL        STAGE      COMPENSATION      (DEFICIT)
                                            ------   ------   --------   ----------   -----------   -------------   -------------
Balance, January 31, 1992.................  19,768    $198                $ 37,303     $ (21,100)     $    (197)      $  16,204
  Sale of Common Stock for cash, less
    expenses of $2,514 (at $14.50 per
    share)................................   2,300      23                  30,813                                       30,836
  Issuance of stock and stock to be issued
    to Neomorphics' stockholders (Note
    8)....................................     682       7    $15,000        5,993                                       21,000
  Options exercised (at $1.69 to $8.13 per
    share)................................   1,103      11                   2,007                                        2,018
  Options granted for services............                                                                  154             154
  Other...................................     (15)     (1)                   (132)                                        (133)
  Net loss................................                                               (31,990)                       (31,990)
                                            ------   ------   --------   ----------   -----------   -------------   -------------
Balance, December 31, 1992................  23,838     238     15,000       75,984       (53,090)           (43)         38,089
  Options and warrants exercised, less
    expenses of $40 (at $1.69 to $8.13 per
    share)................................   1,812      18                   4,784                                        4,802
  Stock issued to Neomorphics'
    stockholders
    (Note 8)..............................   1,486      15    (15,000 )     14,985                                           --
  Options granted for services............                                                                   43              43
  Other...................................     (29)                           (380)                                        (380)
  Net loss................................                                               (17,691)                       (17,691)
                                            ------   ------   --------   ----------   -----------   -------------   -------------
Balance, December 31, 1993................  27,107     271         --       95,373       (70,781)            --          24,863
  Sale of Common Stock for cash, less
    expenses of $1,803 (at $8.00 per
    share) (Note 8).......................   2,875      29                  21,168                                       21,197
  Sale of Common Stock to St. Jude
    Medical, Inc. (at $8.875 per share)
    (Note 8)..............................     563       6                   4,994                                        5,000
  Options exercised (at $1.69 to $8.13 per
    share)................................      24                              65                                           65
  Net loss................................                                               (22,775)                       (22,775)
                                            ------   ------   --------   ----------   -----------   -------------   -------------
Balance, December 31, 1994................  30,569     306         --      121,600       (93,556)            --          28,350
  Sale of Common Stock for cash, less
    expenses of $1,744 (at $6.86 to $8.47
    per share) (Note 8)...................   2,614      26                  19,489                                       19,515
  Options exercised (at $1.67 to $12.13
    per share)............................     703       7                   2,017                         (919)          1,105
  Options granted for services............                                      55                                           55
  Net loss................................                                               (23,125)                       (23,125)
                                            ------   ------   --------   ----------   -----------   -------------   -------------
Balance, December 31, 1995................  33,886    $339    $    --     $143,161     $(116,681)     $    (919)      $  25,900
                                            ======   ======   =========   ========    ==========    ============    ===========

---------------

* Represents Class A Common Stock prior to the elimination of classes in June 1992.

      See the accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     Organization -- Advanced Tissue Sciences, Inc. is a development stage, tissue engineering company utilizing its proprietary technology to develop and manufacture completely human tissue products for transplantation. The Company is focusing on the worldwide commercialization of skin, cartilage and cardiovascular products. The Company's first therapeutic products, tissue engineered skin products for the treatment of severe burns and chronic skin ulcers, are in multi-site human clinical trials.

     Liquidity and Capital Resources -- As of December 31, 1995, the Company had available working capital of $15.7 million. In addition to available working capital, in February 1996 the Company filed to register 3,000,000 shares of Common Stock in an underwritten public offering and obtained an equity line which could provide up to $50 million in funding. The Company believes it will have sufficient funds to support its operations for at least the next twelve months, based on funds from the public offering, if successful, or availability under the equity line. The Company is also pursuing strategic alliances which could provide additional funding to the Company. See Note 12.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. The Company's fifty percent interest in the Advanced Tissue Sciences-Smith & Nephew joint venture is accounted for under the equity method (see Note 3). All intercompany accounts and transactions have been eliminated.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates.

     Dependence on Certain Suppliers -- The mesh frameworks used by the Company in its therapeutic products are sourced from single manufacturers. Any significant supply interruption would adversely affect the Company's clinical trials. In addition, an uncorrected impurity or supplier's variation in raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture its products.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents and Short-term Investments -- Cash equivalents consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of three months or less at the date of acquisition. Cash equivalents were approximately $18,622,000 and $12,421,000 as of December 31, 1995 and 1994, respectively. Short-term investments consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of one year or less but more than three months at the date of acquisition. Cash equivalents and short-term investments are stated at amortized cost, which approximates market value. As of December 31, 1995 and 1994, the Company's cash equivalents and short-term investments were classified as available-for-sale and consisted of (in thousands):

                                                                     1995        1994
                                                                   --------    --------
        Debt securities of U.S. government agencies..............   $13,051     $11,739
        United States treasury bills.............................     2,682       6,767
        Commercial paper.........................................     2,889         697
                                                                   --------    --------
             Total cash equivalents and short-term investments...   $18,622     $19,203
                                                                    =======     =======

     These investments all mature in less than one year. There were no significant unrealized or realized gains or losses related to such securities during the years ended December 31, 1995 or 1994.

     Property is recorded at cost and is depreciated using estimated useful lives which range from 5 to 10 years. For financial statement purposes, depreciation is generally computed using the straight-line method. For tax purposes depreciation is generally computed by accelerated methods on allowable useful lives. Amortization of capitalized leases is included with depreciation expense.

     Patents -- The Company owns and has patents pending in the United States and abroad to protect the processes and products being developed by the Company. Direct patent application and maintenance costs related to patents issued are amortized over the estimated useful life of the patent, generally 17 years. Such costs related to pending applications are deferred until the patent is issued or charged to operations at the time a determination is made not to pursue an application. Patents are presented net of accumulated amortization of approximately $134,000 and $109,000 as of December 31, 1995 and 1994, respectively. Patent application and maintenance costs related to licensing agreements are expensed as incurred.

     Revenue Recognition -- Revenues from product sales are recognized when products are shipped. Revenues under collaborative research agreements are recognized over the period specified in the related agreement. Revenues from government grants are recognized based on the performance requirements of the grant or as the grant expenditures are incurred. Expenses related to such agreements and grants are classified as research and development expenses.

     Export Sales; Major Customers -- Export sales of the Company's laboratory testing kits, principally to Europe and Asia, totaled approximately $622,000, $435,000 and $486,000 in the years ended December 31, 1995, 1994 and 1993, respectively, 37%, 54% and 15% of which were sold to the Company's Asian distributor, Oriental Yeast Company. The Company has no foreign operations.

     Research and Development Costs are expensed as incurred. Such costs include proprietary research and development activities and expenses associated with collaborative research agreements.

     Cost of Goods Sold includes the direct and indirect costs of manufacturing the Company's laboratory testing kits. Cost of goods sold is net of the cost of products transferred to research and development for use in developing additional applications of the Company's laboratory testing kits. The cost of such products is included in research and development expenses based upon the estimated direct and indirect production costs assuming planned production during the period.

     Net Loss Per Share is based on the weighted average number of the shares of Common Stock issued and outstanding and, for the year ended December 31, 1993, 1,486,079 shares of Common Stock which were distributed on March 31, 1993 as part of purchase price of Neomorphics, Inc. as if such shares had been issued and outstanding on January 1, 1993 (see Note 8). Shares to be issued under options and warrants have not been included in the calculation of the net loss per share in any period as their effect is antidilutive.

     New Accounting Standard -- In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("FAS 121"), effective for fiscal years beginning December 15, 1995. FAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived asset that are expected to be disposed. The Company does not believe, based on current circumstances, the effect of the adoption of FAS 121 will have a material impact on its financial statements.

NOTE 3 -- STRATEGIC ALLIANCES

     In October 1995, the Company entered into an Evaluation and Option Agreement granting Genentech, Inc. ("Genentech") an option to license rights to a Stem Cell Proliferation Factor ("SCPF"). Under the terms of the agreement, Genentech has obtained a one year option to exclusively license rights for in vivo applications of SCPF outside Asia. In exchange, Genentech will conduct all further sequencing, cloning and expression of the factor. If the option is exercised, the Company could receive future equity and milestone payments, and royalties on any product sales. The Company will retain rights to all in vivo uses of SCPF in Asia, subject to a right of first refusal by Genentech. In addition, the Company retains worldwide rights to use SCPF ex vivo tissue engineering applications such as for bone marrow expansion and gene therapy, subject to certain co-exclusive rights with Genentech outside of Asia. The Company cannot predict with any certainty whether Genentech will exercise its license option or if the Company will receive any equity or milestone payments, or royalties related to SCPF.

     In conjunction with entering into the agreement with Genentech, the Company terminated a license option with Kirin Brewery Company, Limited for the development and commercialization of SCPF in certain Asian countries. The Company licensed exclusive rights to SCPF from the University of Florida Research Foundation, Inc. in December 1992.

     In May 1994, Smith & Nephew plc ("Smith & Nephew") and the Company signed an agreement to, and subsequently entered into, a joint venture for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. Smith & Nephew is a leading worldwide health care company with extensive sales and distribution capabilities selling arthroscopic instrumentation, trauma casting and support products, orthopedic implants and wound management products.

     Under the joint venture agreement, Smith & Nephew is contributing the first $10 million in joint venture funding and the Company has contributed certain technology licenses. From inception to December 31, 1995, joint venture expenditures totaling $3,352,000 have been funded by Smith & Nephew. Expenditures in excess of $10 million and joint venture revenues will be shared equally by the partners. The joint venture also has a right of first negotiation to develop tissue engineered bone, tendon and ligament for orthopedic applications. The Company has retained all non-orthopedic cartilage tissue rights. During the years ended December 31, 1995 and 1994, respectively, the Company recognized $1,548,000 and $893,000 in contract revenue for research and development activities performed for the joint venture.

     In February 1994, St. Jude Medical, Inc. ("St. Jude Medical") and the Company entered into a joint development agreement under which the parties have conducted a series of feasibility studies to evaluate applications of the Company's tissue engineering technology to create or improve heart valve replacements. As part of the agreement, St. Jude Medical obtained exclusive rights to license technology resulting from such feasibility studies. Separately, St. Jude Medical and the Company entered into a Common Stock Purchase Agreement (see Note 8). In January 1995, the agreement was extended to December 31, 1995 and the Company received $830,000 in funding in 1995 for research on tissue engineered heart valves. As provided in the joint development agreement, in early 1996, St. Jude Medical elected not to enter into a licensing agreement with the Company for tissue engineered heart valves.

     The Company has also entered into sponsored research and license agreements with the Massachusetts Institute of Technology ("MIT") and Children's Hospital in Boston ("Children's Hospital") effective September 1992. Under the license agreement, the Company has rights to certain existing and future MIT patents and technology arising from the sponsored research which relate to tissue engineering, organ transplantation and polymer science. Under the research agreement, the Company has agreed to sponsor research until December 31, 1997 (see Note 7). The research agreement may be renewed annually thereafter for four additional years.

NOTE 4 -- PROPERTY

     The major classes of property as of December 31, 1995 and 1994 are as follows (in thousands):

                                                                    1995        1994
                                                                   -------     -------
        Equipment................................................  $ 6,772     $ 6,064
        Furniture and fixtures...................................      413         400
        Leasehold improvements...................................    5,696       5,039
        Equipment under capital leases...........................       55          55
        Construction in progress.................................       --         126
                                                                   -------     -------
                                                                    12,936      11,684
        Less accumulated depreciation and amortization...........   (4,604)     (3,310)
                                                                   -------     -------
          Property -- net........................................  $ 8,332     $ 8,374
                                                                   =======     =======

NOTE 5 -- ACCRUED EXPENSES

     Accrued expenses as of December 31, 1995 and 1994 consist of (in thousands):

                                                                      1995       1994
                                                                     ------     ------
        Salaries and benefits......................................  $1,144     $1,014
        Sponsored research.........................................     946      1,035
        Clinical studies...........................................     865        638
        Product and process engineering............................     243         --
        Deferred sales.............................................     118         61
        Professional fees..........................................      94         89
        Other......................................................     612        343
                                                                     ------     ------
                                                                     $4,022     $3,180
                                                                     ======     ======

NOTE 6 -- LEASE COMMITMENTS

     Operating lease commitments are primarily for the Company's research and manufacturing facilities. The leases for the Company's primary facility include the cost of utilities and certain services, and provide for an annual rental increase of 3% to 7% based on the Consumer Price Index. These facility leases expire in September 2000; however, the leases include options to extend the terms for an additional five years. Other facility leases expire in May 1996 and July 1997 and provide for increases based on the Consumer Price Index. The leases include an option to extend the term of the lease for up to six months and one year, respectively. Capital leases are for equipment.

     The following is a summary of the annual future minimum capital and operating lease commitments as of December 31, 1995 (in thousands):

                                                                   CAPITAL     OPERATING
                                                                   LEASES       LEASES
                                                                   -------     ---------
        Year Ending December 31:
          1996...................................................  $    16      $ 1,756
          1997...................................................       16        1,712
          1998...................................................       13        1,621
          1999...................................................       --        1,686
          2000...................................................       --        1,302
        Thereafter...............................................       --           --
                                                                   -------     ---------
        Total minimum lease payments.............................       45      $ 8,077
                                                                                =======
        Less amount representing interest........................       (9)
                                                                   -------
        Present value of net minimum lease payments..............  $    36
                                                                    ======

     Rental expense charged to operations under operating leases for facilities and equipment for the year ended December 31, 1995, 1994 and 1993 amounted to approximately $1,982,000, $1,812,000 and $1,202,000, respectively.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     Under the research and licensing agreements with MIT and Children's Hospital, the Company has agreed to sponsor research for a minimum of $1,130,000 in calendar year 1996 and $1 million in calendar year 1997. The Company is also responsible for patent application costs and associated maintenance fees related to inventions under these and other licensing agreements. In addition, the Company has consulting agreements with the two principal scientists at MIT and Children's Hospital, whereby the Company has agreed to pay each such scientist a consulting fee of $100,000, which fee will increase ten percent per annum (currently $133,000), through September 1997. The parties have the right to terminate these agreements under certain circumstances.

     The Company seeks to protect its proprietary technology through the use of various aspects of United States and foreign patent law and contractual arrangements. The Company owns seven United States patents and has numerous patent applications pending and allowed both in the United States and internationally. However, there can be no assurance that the Company's patents or patent applications will afford protection against competitors with similar technology, nor can there be any assurance that the Company's present patents will not be infringed upon or designed around by others.

NOTE 8 -- CAPITAL STOCK

     The Company is authorized to issue 50,000,000 shares of Common Stock, of which 33,885,928 shares were outstanding as of December 31, 1995, and 1,000,000 shares of Preferred Stock, of which there are no shares outstanding. The Board of Directors of the Company is authorized to designate the rights, preferences and limitations for any issuance of Preferred Stock. As of December 31, 1995, the Company had 5,608,006 shares of Common Stock reserved for issuance under options and warrants.

     In January 1995, the Company adopted a Shareholder Rights Plan and pursuant thereto issued one preferred share purchase right ("Right") on each outstanding share of Common Stock. The Rights are exercisable only if a person or group acquires, or makes a tender offer to acquire, 15% or more of the Company's Common Stock. In connection with the adoption of the Shareholder Rights Plan, the Company's Board of Directors designated and reserved 500,000 shares of the Company's authorized preferred stock as Series A Junior Participating Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"). The Rights have no voting privileges and expire on January 6, 2005.

     When exercisable, each Right entitles its holder to buy one-hundredth of a share of the Series A Preferred Stock at an exercise price of $55, subject to certain antidilution adjustments. In addition, if at any time after the Rights become exercisable, should (i) the Company be acquired in a merger or other business combination transaction, or sell 50% or more of its consolidated assets or earnings power, each Right will entitle its holder to purchase a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price or (ii) a person or group acquire 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder, other than the acquirer, to purchase, at the Right's then-current exercise price, a number of the Company's Common Stock having a market value of twice the Right's exercise price. The rights are redeemable for one cent per Right at any time up to and including ten days after the acquisition of 15% of the then outstanding Common Stock.

     In June and July 1995, the Company completed a series of private placements issuing a total of 2,614,432 shares of its Common Stock. The initial purchase price for the shares was $6.86 per share, representing an 11.5% discount to the closing bid price of the Company's Common Stock on June 7, 1995. However, as provided in the placements, the initial purchase price was adjusted to result in a purchase price per share to the investors equal to 88.5% of the average closing price of the Common Stock over agreed-upon valuation periods. In total, the Company received net proceeds of $20.3 million, $677,000 of which was received in January 1996 and, accordingly, is not reflected in the accompanying balance sheet for the year ended December 31, 1995. In connection with the placements, the Company also issued warrants to purchase 235,299 shares of Common Stock. The final purchase prices of the shares issued in the private placements and the exercise prices for the warrants range from $8.11 to $8.62.

     In May 1995, the Company's Chairman of the Board and Chief Executive Officer exercised an employee stock option for 550,000 shares of Common Stock at an exercise price of $1.67 per share. The purchase price of $918,500 was paid with a promissory note bearing interest at 6.75% per annum with principal and interest due in May 1998. The note receivable is deducted from stockholders' equity in the accompanying balance sheet.

     In January 1994, the Company sold 2,500,000 shares of its Common Stock at $8.00 per share through a public offering. In February 1994, the underwriters exercised an over-allotment option to purchase an additional 375,000 shares of Common Stock at $8.00 per share. In total, the Company received net proceeds of approximately $21.5 million from the offering. Also in February 1994, St. Jude Medical, Inc. and the Company entered into a Common Stock Purchase Agreement whereby St. Jude Medical purchased 563,380 shares of the Company's Common Stock for $5 million or $8.875 per share.

     During 1993, an option to purchase 143,382 Units was exercised. The option had been granted in connection with the underwriting of the Company's initial public offering in 1988. Each Unit was exercisable at $5.44 and consisted of three shares of Common Stock and three Class A Warrants. Each Class A Warrant entitled the holder to purchase one share of Common Stock and one Class B Warrant at a price of $2.55 per share. Each Class B Warrant entitled the holder to purchase 1.1 shares of Common Stock at $3.82 per share. In total, the Company received proceeds of approximately $3.7 million from the exercise of the option and the related warrants.

     In September 1992, the Company acquired Neomorphics, Inc., a privately-held development stage company engaged in the research and development of new methods for engineering human tissue and organ replacements. Pursuant to the Agreement and Plan of Merger, the acquisition was accomplished by an exchange of all of Neomorphics outstanding stock for shares of the Company's Common Stock having a value of $21 million. The purchase price was paid in two installments. In the first installment, $6 million or 682,314 shares of the Company's Common Stock, was distributed to Neomorphics' shareholders in September 1992. The balance of the purchase price, $15 million or 1,486,079 shares of Common Stock, was distributed in March 1993. The number of shares issued was based on the average of the closing sales prices of the Company's Common Stock on the Nasdaq National Market during the twenty consecutive trading days ending on and including the third trading day prior to the respective distributions.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

     In June 1992, the stockholders approved the Company's 1992 Stock Option/Stock Issuance Plan (the "1992 Plan"). On the August 1, 1992 effective date of the 1992 Plan, the Company's 1987 Incentive Stock Option and Appreciation Plan and the 1990 Stock Option Plan for Non-Employee Directors, and stock options outstanding under these two predecessor plans, were incorporated into the 1992 Plan. The 1992 Plan provides for the grant of incentive stock options, non-qualified stock options and stock issuances to employees and consultants and automatic 50,000-share option grants to non-employee directors on a periodic basis, currently to a maximum of 4,450,000 shares of Common Stock.

     In addition to the 1992 Plan, the Company has issued options to directors, consultants, employees and others as compensation for services. These options vest and are exercisable over a variety of periods as determined by the Company's Board of Directors. The following table summarizes activity under the 1992 Plan and for other options and warrants for Common Stock for the years ended December 31, 1995 and 1994:

                                              1992 PLAN                     OTHER OPTIONS
                                     ---------------------------     ---------------------------
                                      NUMBER         PRICE PER        NUMBER         PRICE PER
                                     OF SHARES         SHARE         OF SHARES         SHARE
                                     ---------     -------------     ---------     -------------
    Outstanding, December 31,
      1993.........................  2,432,513     $1.69 - 16.88     1,825,000     $1.47 - 10.13
      Granted......................    256,950     $4.63 -  9.13        83,334             $6.00
      Exercised....................    (12,950)    $3.13 -  8.13       (10,000)            $1.69
      Canceled.....................   (380,165)    $3.13 - 14.75            --
                                     ---------                       ---------
    Outstanding, December 31,
      1994.........................  2,296,348     $1.69 - 16.88     1,898,334     $1.47 - 10.13
      Granted......................    304,925     $5.56 - 12.88       235,299     $6.86 -  8.47
      Exercised....................   (112,783)    $3.38 - 12.13      (590,000)    $1.67 -  8.13
      Canceled.....................   (170,975)    $3.38 - 15.38       (83,334)            $6.00
                                     ---------                       ---------
    Outstanding, December 31,
      1995.........................  2,317,515     $1.69 - 16.88     1,460,299     $1.47 - 10.13
                                      ========                        ========

     At December 31, 1995, options and warrants for 2,802,345 shares of Common Stock are exercisable at a weighted average price of $5.81 per share, 1,536,747 shares of which are exercisable under the 1992 Plan at a weighted average price of $5.16 per share.

     During the years ended December 31, 1995 and 1993, $55,000 and $37,000, respectively, was charged to expense in connection with options granted to employees reflecting amortization of the difference between the fair market value of the shares at the date of grant and the grant price over the vesting period. In addition, $6,000 was charged to expense reflecting the estimated fair value of options issued for services during the year ended December 31, 1993.

     Effective January 1, 1993, the Company adopted the Advanced Tissue Sciences, Inc. 401(k) Plan (the "401(k) Plan"). Employees meeting certain eligibility requirements may elect to participate and contribute to the 401(k) Plan. Under the 401(k) Plan, the Company may elect to match a discretionary percentage of contributions. No such matching contributions have been made to the 401(k) Plan since its inception.

NOTE 10 -- INCOME TAXES

     The Company has federal and California net operating loss carryforwards of $112 million and $32 million, respectively, as of December 31, 1995. The difference between the federal and California net tax loss carryforwards principally result from the Company not having operations in California until late 1989, a fifty percent limitation on California loss carryforwards and the capitalization of certain research and development expenses for California purposes. As of December 31, 1995, the Company also has federal and California research and development tax credit carryforwards of $3,399,000 and $990,000, respectively. The federal tax operating loss and research and development tax credit carryforwards will begin expiring in 2001, while the California tax operating loss and research and development tax credit carryforwards will begin expiring in 1997, unless previously utilized.

     Utilization of future net operating loss carryforwards could be limited if certain cumulative changes in the Company's ownership were to occur. Included in the federal loss carryforwards, and subject to an annual limitation, are approximately $5 million of losses acquired with the acquisition of Neomorphics.

     Net deferred tax assets have been completely offset by a valuation allowance as realization of the deferred tax assets is uncertain. During the year ended December 31, 1995, the valuation allowance increased by $9,791,000. Significant components of the Company's net deferred tax assets as of December 31, 1995 and 1994 are as follows (in thousands):

                                                                   1995         1994
                                                                 --------     --------
        Deferred tax assets:
          Net operating loss carryforwards.....................  $ 39,913     $ 31,921
          Research and development credits.....................     4,389        3,379
          Capitalized research and development.................     2,166        1,417
          Other................................................       791          676
                                                                 --------     --------
             Total deferred tax assets.........................    47,259       37,393
                                                                 --------     --------
        Deferred tax liabilities:
          Patent expense.......................................      (414)        (339)
                                                                 --------     --------
             Total deferred tax liability......................      (414)        (339)
                                                                 --------     --------
        Net deferred tax assets before valuation allowance.....    46,845       37,054
        Valuation allowance....................................   (46,845)     (37,054)
                                                                 --------     --------
        Net deferred tax assets................................  $     --     $     --
                                                                 ========     ========

     Approximately $6.2 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when and if recognized, will be allocated directly to additional paid-in capital.

NOTE 11 -- SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes the significant non-cash investing and financing activities of the Company and provides other supplemental cash flow information.

     Non-cash financing and investing activities have included (i) the delivery of a promissory note as payment for the exercise of a stock option (see Note 8) in the year ended December 31, 1995 and (ii) the acquisition of Neomorphics, Inc. through the issuance of Common Stock (see Note 8), the exercise of stock options by the delivery of Common Stock having a fair market value of $380,000 and the financing of $55,000 of equipment through a capital lease during the year ended December 31, 1993. The fair market value of Common Stock delivered to exercise stock options was based on the closing price of the Company's Common Stock as reported on the Nasdaq National Market on the applicable date. Other non-cash investing and financing activities included the issuance of compensatory stock options to employees and stock options to directors, consultants and others for services (see Note 9).

     Net cash from operating activities reflects cash payments for interest expense of approximately $6,000, $8,000 and $1,000 for the years ended December 31, 1995, 1994 and 1993, respectively, and $600,000 for the cumulative period January 21, 1986 to December 31, 1995.

NOTE 12 -- SUBSEQUENT EVENTS

     Equity Line -- Effective February 9, 1996, the Company entered into an investment agreement (the "Investment Agreement") with a newly formed investment group for an equity line which allows the Company to access up to $50 million through sales of its Common Stock. The equity line will remain available for a period of two years. The decision to draw any funds under the Investment Agreement and the timing of any such draw are solely at the Company's discretion.

     The Investment Agreement provides that the Company can obtain up to $15 million at any one time through the sale of its Common Stock. Any sales against the equity line will be at a five percent discount to the average low sales prices of the Company's Common Stock over a specified period of time as determined by market volume at the time of the draw. The Company's ability to draw under the Investment Agreement is subject to certain conditions including, but not limited to, registration of the shares, a minimum trading price of $2.00 per share, and certain limitations on the number of shares of Common Stock held by the investment group at any point in time.

     As a commitment fee for keeping the equity line available for the two-year period, the Company issued a warrant to the investment group exercisable for 175,000 shares of Common Stock at an exercise price of $10.50 per share. Under the Investment Agreement and the warrant, a registration statement pertaining to the warrant shares is to be filed by the earlier of 180 days from the date of the warrant or before any funds are drawn under the Investment Agreement.

     Public Offering -- In February 1996, the Company filed to register 3,000,000 shares of Common Stock for sale in an underwritten public offering (the "Offering"). In addition, the Company has granted the underwriters an option for 30 days following the close of such Offering to purchase an additional 450,000 shares of Common Stock. All of the shares offered are to be sold by the Company. If successful, the Offering is expected to be completed in the first half of 1996; however, the Company cannot predict with any certainty whether the Offering will be completed and, if completed, the number of shares that will be sold or the amount of proceeds that it will receive.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Advanced Tissue Sciences, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Tissue Sciences, Inc. (a development stage company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1995 and for the cumulative period from January 21, 1986 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Tissue Sciences, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 and for the cumulative period from January 21, 1986 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

San Diego, California
February 22, 1996

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                      TITLE                                  METHOD OF FILING
-------   ----------------------------------------    ----------------------------------------
 3.1      Restated Certificate of Incorporation of    Incorporated by Reference to Exhibit 4.1
          Advanced Tissue Sciences, Inc. as in        to the Registrant's Registration
          Effect on July 2, 1992                      Statement No. 33-50156 on Form S-8
 3.2      Restated By-Laws of the Registrant Dated    Incorporated by Reference to Exhibit 3
          September 17, 1991                          to the Registrant's Form 10-Q for the
                                                      Quarter Ended October 31, 1991
 4        Rights Agreement, Dated as of January 6,    Incorporated by Reference to Exhibit 1
          1995, between the Company and Chemical      to the Registrant's Current Report on
          Trust Company of California, including      Form 8-K Dated January 5, 1995
          the Certificate of Determination for the
          Series A Junior Participating Preferred
          Stock as Exhibit A, the form of Summary
          of Rights to Right Certificate as
          Exhibit B and the Purchase Preferred
          Shares as Exhibit C
10.1      Form of Indemnification Agreement           Incorporated by Reference to Exhibit
          Between the Company and Each of the         10.6 to the Registrant's Annual Report
          Directors of the Company                    on Form 10-K for the Year Ended January
                                                      31, 1991
10.2      Nonqualified Stock Option Agreement,        Incorporated by Reference to Exhibit
          Dated June 3, 1991 between the Company      19.1 to the Registrant's Form 10-Q for
          and Arthur J. Benvenuto                     the Quarter Ended July 31, 1991
10.3      Nonqualified Stock Option Agreement,        Incorporated by Reference to Exhibit
          Dated June 3, 1991 between the Company      19.2 to the Registrant's Form 10-Q for
          and Dr. Gail K. Naughton                    the Quarter Ended July 31, 1991
10.4**    Advanced Tissue Sciences, Inc. 1992         Incorporated by Reference to Exhibit
          Stock Option/Stock Issuance Plan            99.1 to the Registrant's Registration
                                                      Statement No. 33-82310 on Form S-8
10.5      Agreement and Plan of Merger Among          Incorporated by Reference to Exhibit 2
          Neomorphics, Inc. and Advanced Tissue       to the Registrant's Current Report on
          Sciences, Inc. and the Shareholders of      Form 8-K dated August 4, 1992
          Neomorphics, Inc. and ATSI Acquisition
          Corp. Dated July 31, 1992
10.6(a)   Licensing Agreement between the             Incorporated by Reference to Exhibit
          Massachusetts Institute of Technology       10.8(a) to the Registrant's Transition
          and Advanced Tissue Sciences, Inc. Dated    Report on Form 10-K for the Eleven
          July 24, 1992                               Months Ended December 31, 1992
10.6(b)   Sponsored Research Agreement between the    Incorporated by Reference to Exhibit
          Massachusetts Institute of Technology       10.8(b) to the Registrant's Transition
          and Advanced Tissue Sciences, Inc. Dated    Report on Form 10-K for the Eleven
          July 24, 1992                               Months Ended December 31, 1992
10.7*     Patent License Agreement with Research      Incorporated by Reference to Exhibit
          Component by and between the University     10.9 to the Registrant's Transition
          of Florida Research Foundation, Inc. and    Report on Form 10-K for the Eleven
          Advanced Tissue Sciences, Inc. Dated        Months Ended December 31, 1992
          November 30, 1992
10.8*     Agreement between Kirin Brewery Company,    Incorporated by Reference to Exhibit
          Limited and Advanced Tissue Sciences,       10.10 to the Registrant's Transition
          Inc. Dated March 5, 1993                    Report on Form 10-K for the Eleven
                                                      Months Ended December 31, 1992
10.9*     Agreement between Advanced Tissue           Incorporated by Reference to Exhibit
          Sciences, Inc. and Smith & Nephew plc       10.1 to the Registrant's Form 10-Q for
          Dated May 6, 1994                           the Quarter Ended March 31, 1994
10.10     Investment Agreement between Advanced       Incorporated by Reference to Exhibit 4.1
          Tissue Sciences, Inc. and Ramius            to the Registrant's Current Report on
          Hatteras Partners, L.P., Dated February     Form 8-K dated February 9, 1996
          9, 1996

EXHIBIT
  NO.                      TITLE                                  METHOD OF FILING
-------   ----------------------------------------    ----------------------------------------
21        Subsidiaries of the Registrant              Filed Herewith
23        Consent of Ernst & Young LLP,               Filed Herewith
          Independent Auditors
27        Financial Data Schedule                     Filed Herewith

---------------

* The Company has requested and received confidential treatment with respect to certain portions of these documents.

** Key employees (including officers and directors), non-employee Board members and independent consultants are eligible to participate in the 1992 Stock Option/Stock Issuance Plan.