Form 10-Q
period 1996-03-31
ADVANCED TISSUE SCIENCES INC
filed 1996-05-13
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR

        [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM _____ TO _____



                      COMMISSION FILE NUMBER:  0-016607


                        ADVANCED TISSUE SCIENCES, INC.
              (Exact name of registrant as specified in charter)



                       Delaware                       14-1701513
               ---------------------------         ----------------
             (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)      Identification No.)

      10933 North Torrey Pines Road, La Jolla, California          92037
      ---------------------------------------------------        ---------
             (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code:  (619) 450-5730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X          No
                       -----           -----

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at April 30, 1996 was 37,147,323.

                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996



                                   INDEX

                                                                      Page
                                                                      ----
Part I - Financial Information
- ------------------------------

  Item 1 - Financial Statements

           Introduction to the Financial Statements                     1

           Consolidated Balance Sheet -
           March 31, 1996 and December 31, 1995                         2

           Consolidated Statement of Operations -
           Three Months Ended March 31, 1996 and 1995
             and Cumulative January 21, 1986 (inception)
             to March 31, 1996                                          3

           Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 1996 and 1995
             and Cumulative January 21, 1986 (inception)
             to March 31, 1996                                          4

           Consolidated Statement of Stockholders' Equity -
           Three Months Ended March 31, 1996                            5

           Notes to the Consolidated Financial Statements              6-8

   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      9-11


Part II -  Other Information
- ----------------------------

   Item 6 - Exhibits and Reports on Form 8-K                            12


Signature                                                               12

                       PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS


                   INTRODUCTION TO THE FINANCIAL STATEMENTS

     The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The financial information presented in this Quarterly Report on Form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

     The discussion in this Quarterly Report on Form 10-Q, particularly those relating to strategic alliances, potential acceleration of the use of working capital (principally to fund increased research and development, and general and administrative expenses), and commercialization of the Company's products, are forward-looking statements involving risks and uncertainties within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934. No assurance can be given that the Company will successfully complete clinical trials, obtain FDA approval, scale-up manufacturing processes, successfully market such products, achieve the milestones required to receive additional funding, or enter into new strategic alliances. These and other risks are detailed in publicly available filings with the Securities and Exchange Commission such as the Company's Annual Report on
Form 10-K for the year ended December 31, 1995 and Registration Statement on Form S-3 (File No. 333-01185) and in the quarterly report to stockholders dated May 1996. The forward-looking statements herein are qualified in their entirety by reference to the risks and risk factors described in such reports and registration statement.

                        ADVANCED TISSUE SCIENCES, INC.
                        (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEET
                             Dollars in Thousands



                                                      March 31,        December 31,
                                                        1996             1995
                                                    ------------       ------------
                                                     (Unaudited)


          ASSETS
Current assets:
  Cash and cash equivalents                        $   40,032          $   18,929
  Short-term investments                                9,998                  --
  Prepaid expenses                                        718                 820
  Other current assets                                  1,337               1,214
                                                   ----------          ----------
    Total current assets                               52,085              20,963
  Property - net                                        8,318               8,332
  Patent costs - net                                    1,055               1,032
  Other assets                                          1,781                 814
                                                   ----------          ----------
    Total assets                                   $   63,239          $   31,141
                                                   ==========          ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligations under
   capital leases                                  $       12          $       11
  Accounts payable                                      1,040               1,183
  Accrued expenses                                      4,458               4,022
                                                   ----------          ----------
     Total current liabilities                          5,510               5,216
                                                   ----------          ----------
Obligations under capital leases                           22                  25
                                                   ----------          ----------
Stockholders' equity:
  Preferred Stock, $.01 par value; 1,000,000
    shares authorized; none issued                         --                  --
  Common Stock, $.01 par value; 50,000,000
    shares authorized; issued and outstanding,
    36,912,223 shares at March 31, 1996 and
    33,885,928 shares at December 31, 1995                369                 339
  Additional paid-in capital                          181,969             143,161
  Deficit accumulated during development stage       (123,712)           (116,681)
                                                   ----------          ----------
                                                       58,626              26,819

  Less note received in connection with the
    sale of Common Stock                                 (919)               (919)
                                                   ----------          ----------
     Total stockholders' equity                        57,707              25,900
                                                   ----------          ----------
     Total liabilities and stockholders' equity    $   63,239          $   31,141
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


                        ADVANCED TISSUE SCIENCES, INC.
                        (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    In Thousands, Except Per Share Amounts
                                 (Unaudited)



                                                                         Cumulative
                                                                         January 21,
                                                                            1986
                                       Three Months Ended March 31,      (inception)
                                       ----------------------------      to March 31,
                                          1996             1995              1996
                                       ----------       ---------        ------------



Revenues:
  Sales                                $      302       $     261        $    5,178
  Contracts and fees                          658             561             7,668
  Interest and other                          267             283             7,050
                                       ----------       ---------        ----------
  Total revenues                            1,227           1,105            19,896
                                       ----------       ---------        ----------
Costs and expenses:
  Research and development                  5,229           4,406            70,189
  Selling, general and administrative       1,922           1,460            33,700
  Professional and consulting                 628             468            10,902
  Cost of goods sold                          478             346             6,441
  Interest                                      1               2               550
  In-process technology and other              --              --            21,826
                                       ----------       ---------        ----------
  Total costs and expenses                  8,258           6,682           143,608
                                       ----------       ---------        ----------
Net loss                               $   (7,031)      $  (5,577)       $ (123,712)
                                       ==========       =========        ==========

Net loss per share                     $     (.21)      $    (.18)
                                       ==========       =========
Weighted average number of common
  shares used in computation of
  net loss per share                       34,061          30,571
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


                        ADVANCED TISSUE SCIENCES, INC.
                        (A Development Stage Company)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             Dollars in Thousands
                                 (Unaudited)


                                                                         Cumulative
                                                                         January 21,
                                                                            1986
                                       Three Months Ended March 31,      (inception)
                                       ----------------------------      to March 31,
                                          1996             1995              1996
                                       ---------        ---------        ----------



Operating activities:
  Net loss                             $  (7,031)       $  (5,577)       $  (123,712)
  Adjustments to reconcile net
   loss to cash used in operating
   activities:
    Depreciation and amortization            412              291              5,353
    Write-off of acquired in-process
     technology                               --               --             21,000
    Compensation for services paid in
     stock, stock options or warrants         62               --              1,610
    Other adjustments to net loss             45                3                541
   Change in assets and liabilities:
    Prepaid expenses and other current
     assets                                  (21)             (17)            (2,055)
    Other assets                            (154)              (7)              (781)
    Accounts payable                        (143)            (754)             1,040
    Accrued expenses                         436              336              4,458
                                       ---------        ---------         ----------
    Net cash used in operating
     activities                           (6,394)          (5,725)           (92,546)
                                       ---------        ---------         ----------
Investing activities:
  Purchases of short-term
   investments                            (9,998)            (787)          (134,402)
  Maturities and sales of short-
   term investments                           --            6,767            124,404
  Acquisition of property                   (392)            (266)           (11,571)
  Patent application costs                   (74)             (34)            (1,388)
                                       ---------        ---------         ----------
    Net cash provided by (used in)
     investing activities                (10,464)           5,680            (22,957)
                                       ---------        ---------         ----------
Financing activities:
  Proceeds from borrowings                    --               --                529
  Payments of borrowings                      (2)              (2)            (2,909)
  Net proceeds from sale of equity        37,720               --            148,429
  Options and warrants exercised             243                8              8,675
  Purchase of options and other               --               --                811
                                       ---------        ---------         ----------
    Net cash provided by financing
     activities                           37,961                6            155,535
                                       ---------        ---------         ----------
Net increase (decrease) in cash
 and cash equivalents                     21,103              (39)            40,032

Cash and cash equivalents at the
 beginning of period                      18,929           12,417                 --
                                       ---------        ---------         ----------
Cash and cash equivalents at the
 end of period                         $  40,032        $  12,378         $   40,032
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



                                                          Deficit
                                                        Accumulated                Total
                           Common Stock    Additional     During                   Stock-
                         ---------------    Paid-In     Development     Note      holders'
                         Shares   Amount    Capital        Stage      Receivable   Equity
                         ------   ------   ---------    -----------  -----------  ---------



Balance, December 31,
 1995                    33,886   $  339   $ 143,161    $(116,681)    $  (919)    $  25,900

Sales of Common Stock
 for cash less expenses
 of $2,656 (at $13.25
 per share) (Note 3)      3,000       30      37,064                                 37,094

Warrants issued as
 commitment fee
 under equity line
 (at $10.50 per
 share) (Note 3)                                 875                                    875

Valuation adjust-
 ment of Common
 Stock issued in
 private place-
 ment less expenses
 of $51 (Note 3)                                 626                                    626

Options exercised (at
 $3.38 to $11.75 per
 share)                      26                  243                                    243

Net loss                                                    (7,031)                  (7,031)
                         ------   ------   ---------    ----------   ---------    ---------
Balance March 31, 1996   36,912   $  369   $ 181,969    $ (123,712)  $    (919)   $  57,707
                         ======   ======   =========    ==========   =========    =========


        See the accompanying notes to the consolidated financial statements.


                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. is a development stage, tissue engineering company engaged in the growth of human tissues and organs for therapeutic applications. Using its proprietary three-dimensional culture system, the Company has successfully replicated a variety of human tissues, including skin, cartilage, bone marrow and liver. The Company's leading therapeutic products are tissue engineered skin products for the treatment of severe burns, for which the Company has submitted an application for marketing approval in the United States to the Food and Drug Administration, and for diabetic foot ulcers, which is in multi-site human clinical trials in the United States and France.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries. The Company's fifty percent interest in the Advanced Tissue Sciences-Smith & Nephew joint venture for the development of tissue engineered cartilage for orthopedic applications is accounted for under the equity method (see Note 2). All intercompany accounts and transactions have been eliminated.

NOTE 2 - STRATEGIC ALLIANCES

In April 1996, the Company entered into an agreement with Smith & Nephew plc ("Smith & Nephew") to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft (R), the Company's tissue engineered dermal replacement, in the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). Upon signing, Smith & Nephew paid an upfront fee of $10 million and agreed to pay the Company up to an additional $60 million on the achievement of certain milestones. Smith & Nephew is a worldwide health care company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue. Under the agreement, the Dermagraft Joint Venture will be responsible for the further development, manufacturing, marketing and sales of Dermagraft for diabetic foot ulcers and will have a right of first refusal to develop Dermagraft for several other indications. The Company has retained rights to develop Dermagraft for burns and for plastic and reconstructive surgery. The companies have agreed to complete definitive agreements and to share equally in the expenses and revenues of the Dermagraft Joint Venture beginning January 1, 1997. As part of the agreement, Smith & Nephew has also agreed to loan the Company up to $10 million during 1997.

St. Jude Medical, Inc. ("St. Jude Medical") and the Company entered into a joint development agreement under which the parties conducted a series of feasibility studies to evaluate applications of the Company's tissue engineering technology to create or improve heart valve replacements in February 1994 and, in January 1995, the agreement was extended to December 31, 1995. The Company recognized $203,000 in funding from St. Jude Medical in three months ended March 31, 1995. As provided in the joint development agreement, in early 1996, St. Jude Medical elected not to enter into a licensing agreement with the Company for tissue engineered heart valves. As a result, the Company is in discussions with other companies for a broader strategic alliance with respect to its cardiovascular products. The Company is unable to predict with any certainty whether it will be able to enter into any such alliance.

In 1994, Smith & Nephew and the Company began a separate joint venture for the development of tissue engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew is contributing the first $10 million in funding. The Cartilage Joint Venture incurred a net loss of $1,256,000 in the three-month period ended March 31, 1996, bringing total expenditures of the joint venture funded by Smith & Nephew to $5,213,000 from inception to March 31,1996. Cartilage Joint
Venture revenues and expenditures in excess of $10 million will be shared equally by the partners. During the three months ended March 31, 1996 and 1995, the Company recognized $648,000 and $358,000, respectively, in contract revenue for research and development activities performed for the Cartilage Joint Venture.

NOTE 3 - CAPITAL STOCK

Public Offering - In March 1996, the Company sold 3,000,000 shares of Common Stock at $13.25 per share in an underwritten public offering. In addition, in April 1996, the underwriters partially exercised the over-allotment option related to the offering and purchased an additional 223,800 shares of Common Stock at $13.25 per share. In total, the Company received net proceeds of $40.0 million from the offering. As the over-allotment option was exercised subsequent to the end of the first quarter, net proceeds of $2.8 million from such exercise are not reflected in the accompanying balance sheet.

Equity Line - In February 1996, the Company entered into an investment agreement (the "Investment Agreement") with a newly formed investment group for an equity line which allows the Company to access up to $50 million through sales of its Common Stock. The equity line will remain available for a period of two years. The decision to draw any funds under the Investment Agreement and the timing of any such draw are solely at the Company's discretion.

The Investment Agreement provides that the Company can obtain up to $15 million at any one time through the sale of Common Stock. Any sales against the equity line will be at a five percent discount to the average low sales prices of the Company's Common Stock over a specified period of time as determined by market volume at the time of the draw. The Company's ability to draw under the Investment Agreement is subject to certain conditions including, but not limited to, registration of the shares, a minimum trading price of $2.00 per share, and certain limitations on the number of shares of Common Stock held by the investment group at any point in time.

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

Private Placement - In July 1995, the Company completed a series of private placements. The initial purchase price for the shares was $6.86 per share, representing an 11.5% discount to the closing bid price of the Company's Common Stock on June 7, 1995. However, as provided in the placements, the initial purchase price was adjusted to result in a price per share to the investors equal to 88.5% of the average closing price of the Common Stock over agreed-upon valuation periods. The final valuation period for 385,569 of the shares purchased in the private placement ended in January 1996, resulting in a final purchase price of $8.62 per share and additional net proceeds of $626,000 to the Company.

NOTE 4 - NET LOSS PER SHARE

The net loss per share for the three-month periods ended March 31, 1996 and 1995 is based on the weighted average number of shares of Common Stock outstanding during the periods. Shares to be issued under options have not been included in the calculation of the net loss per share in any period as their effect is antidilutive.

NOTE 5 - CASH FLOW INFORMATION

Non-cash activity during the three months ended March 31, 1996 included the issuance of a warrant exercisable for Common Stock as a commitment fee for a two-year equity line (see Note 3). The commitment fee of 1.75% of the equity line, or $875,000, was negotiated between the Company and the investment group providing the equity line and represents the estimated fair market value of the warrant. The value of the warrant is being amortized to expense on a straight line basis over the commitment period. There were no significant non-cash transactions in the three-month period ended March 31, 1995.

Net cash from operating activities reflects cash payments for interest expense of approximately $1,000 and $2,000 in the three-month periods ended March 31, 1996 and 1995, respectively. Cash payments for interest expense for the period January 26, 1986 (inception) to March 31, 1996 have totaled $601,000.

NOTE 6 - STOCK OPTIONS

The following table summarizes activity under the Company's 1992 Stock Option/Stock Issuance Plan (the "1992 Plan") and for other options and warrants exercisable for Common Stock during the three months ended March 31, 1996:

                            1992 Plan            Other Options and Warrants
                     -----------------------     --------------------------
                       Number     Price Per         Number       Price Per
                     of Shares      Share         of Shares        Share
                     -----------  ---------      -----------   -------------
Outstanding
 December 31, 1995   2,317,515   $1.69 - 16.88    1,460,299    $1.47- 10.13
Granted              1,145,650   $7.63 - 13.50      175,000          $10.50
Exercised              (16,295)  $3.38 - 11.75      (10,000)          $8.13
Canceled                (5,680)  $8.00 - 15.38           --
                     ---------   -------------    ---------
Outstanding
 March 31, 1996      3,441,190   $1.69 - 16.88    1,625,299    $1.47- 10.50
                     =========                    =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Advanced Tissue Sciences is a development stage company engaged in the development and manufacture of living human tissue products for therapeutic applications. The Company has incurred, and expects to continue to incur, substantial and increasing expenditures in support of the development and clinical trials of its Dermagraft (R) products for burn and skin ulcer applications, in developing manufacturing systems and facilities for the production and commercialization of Dermagraft, in building its sales and marketing capabilities, and in advancing other applications of the Company's core technology. In addition to its Dermagraft skin products, the Company is focusing its resources on the development of tissue engineered cartilage and cardiovascular products.

     These activities have been supported by a variety of strategic relationships over the past several years. In May 1994, the Company entered into a joint venture with Smith & Nephew plc ("Smith & Nephew") for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. Over the past two years, the Company worked with St. Jude Medical, Inc. ("St. Jude Medical") on the development of tissue engineered heart valves. In early 1996, St. Jude Medical elected not to enter into a licensing agreement and, accordingly, the Company is currently funding all of its cardiovascular research and development activities internally. See Note 2 to the consolidated financial statements. Since September 1992, the Company has sponsored early stage research programs at the Massachusetts Institute of Technology ("MIT") and Children's Hospital in Boston ("Children's Hospital") directed toward the tissue engineering of cartilage, liver and numerous other tissues and several polymer technologies.

Results of Operations
- ---------------------

     Revenues were $1,227,000 and $1,105,000 for the three-month periods ended March 31, 1996 and 1995, respectively, as both contract revenues and sales increased. During the quarter ended March 31, 1996, the Company recognized contract revenues of $648,000 for research and development of orthopedic applications of tissue engineered cartilage performed for its joint venture with Smith & Nephew, as compared to $358,000 in the corresponding quarter of 1995. Contract revenues from the joint venture with Smith & Nephew are expected to continue to exceed 1995 levels throughout the balance of the year. The three months ended March 31, 1995 also included contract revenues of $203,000 related to research performed under the agreement with St. Jude Medical for the development of tissue engineered heart valves as discussed above. Sales of the Company's Skin2(R) laboratory testing kits increased $41,000 to $302,000 in the quarter ended March 31, 1996 as compared to the corresponding quarter in 1995. Product sales generally fluctuate based on the number and timing of validation studies initiated either by the Company or third parties. Product sales include revenues received under validation studies of $86,000 and $37,000 in the three-month periods ended March 31, 1996 and 1995, respectively.

     Research and development expenditures increased $823,000 to $5,229,000 in the quarter ended March 31, 1996 as compared to the corresponding period in 1995. The increase in research and development costs primarily reflects higher costs associated with the operation and maintenance of the Company's manufacturing facility, expenditures in support of the scale up of Dermagraft manufacturing processes, and increased levels of research and development in support of the Company's orthopedic cartilage joint venture with Smith & Nephew as discussed above. Increased costs for the operation of the manufacturing facility reflect that the facility was not completed and clinical production did not begin in the facility until mid-1995. Costs have increased in support of the cartilage joint venture primarily with respect to accelerating process development activities and preclinical studies. Specifically, the increased research and development costs are principally reflected in higher costs for engineering services, operating costs of and depreciation associated with the manufacturing facility and additional personnel. Expenditures for research and development are expected to continue to be incurred at levels higher than in 1995 throughout the balance of 1996.

     Selling, general and administrative costs were $1,922,000 for the three months ended March 31, 1996, as compared to $1,460,000 in the corresponding period of the prior year. The increase in selling, general and administrative expenses primarily reflects higher salaries and relocation costs and amortization of the commitment fee associated with the equity line established in February 1996 (see Note 3 to the consolidated financial statements). Selling, general and administrative costs are expected to continue to increase as the Company begins to build its sales and marketing capabilities in anticipation of approval of Dermagraft-TC (TM). There can be no assurance however that the Food and Drug Administration will accept the Company's application for marketing approval for filing, that the product will be approved or that the Company will be able to successfully market the product.

     Professional and consulting costs for legal, accounting and other consulting services incurred in the three months ended March 31, 1996 and 1995 were $628,000 and $468,000, respectively. The 1996 quarter included higher fees for legal services related to the equity line, strategic alliances and intellectual property, for regulatory and marketing consultants and for the recruitment of personnel. The 1995 quarter included higher fees for consultants in support of corporate development activities.

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

Liquidity and Capital Resources
- -------------------------------

     In March 1996, the Company sold 3,000,000 shares of Common Stock at $13.25 in an underwritten public offering. In addition, in April 1996, the underwriters partially exercised the over-allotment option related to the offering and purchased an additional 223,800 shares of Common Stock at $13.25 per share. In total, the Company received net proceeds of $40.0 million from the offering. See Note 3 to the consolidated financial statements.

     As of March 31, 1996, the Company had available working capital of $46,575,000, an increase of $30,828,000 from December 31, 1995. The increase principally reflects the proceeds from the sale of the Company's Common Stock, net of funds used in operations and for capital expenditures. Subsequent to March 31, 1996, the Company has received an additional $10 million fee from Smith & Nephew (see Note 2 to the consolidated financial statements) and net proceeds of $2.8 million from exercise of the over-allotment option referred to above. Capital expenditures were $392,000 in the first three months of 1996. The Company expects to use working capital at an accelerated rate during 1996 as it continues to incur substantial research and development expenses (including costs associated with clinical trials and the development of manufacturing processes), growing costs in anticipation of product commercialization, and additional expenditures for capital equipment (including increased expenditures for manufacturing equipment) and patents.

     In addition to available working capital, the Company has entered into a two-year equity line which could provide up to $50 million in funding. See
Note 3 to the consolidated financial statements. Any decision to draw any funds under the equity line and the timing of any such draw are solely at the Company's discretion. The Company has agreed it will not draw on the equity line during the six-month period following the close of the March public offering. The Company currently believes it has sufficient funds to support its operations into 1997.

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

     To the extent necessary, further sources of funds may include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. The Company is also continuing to explore alternatives for obtaining resources for its in vitro laboratory testing business. There can be no assurance, however, that any additional funds will be available when needed or on terms favorable to the Company, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

Financial Condition
- -------------------

     Cash and cash equivalents, short-term investments and stockholders' equity as of March 31, 1996 have increased from December 31, 1995 reflecting net proceeds received from the sale of the Company's Common Stock in the March 1996 public offering, which was partially offset by funds used in operations and for capital expenditures. Other assets have increased over the same period reflecting the prepayment of the commitment fee associated with the equity line (see Note 3 to the consolidated financial statements). Accrued expenses have increased from December 31, 1996 to March 31, 1996 primarily reflecting higher accruals for engineering services and sponsored research.

                         PART II - OTHER INFORMATION
                         ---------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

  Exhibit
    No.                    Title                           Method of Filing
  -------                  -----                           ----------------

   10.1     Heads of Agreement between the Company and      Filed Herewith
            Smith & Nephew plc dated April 29, 1996

   10.2     Form of Special Addendum to Certain Employee    Filed Herewith
            Stock Option Agreements

    27      Financial Data Schedule                         Filed Herewith


       (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated February 9, 1996 under Item 5 reporting it had entered into an investment agreement (the "Investment Agreement") with Ramius Hatteras Partners, L.P., a newly formed, single purpose investment group, for an equity line which allows the Company to access up to $50 million through sales of its Common Stock. The equity line is to remain available for a period of two years from the date of the Investment Agreement.



                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ADVANCED TISSUE SCIENCES, INC.


Date:   May 13, 1996                        /s/   Arthur J. Benvenuto
      ----------------                      -------------------------------
                                            Arthur J. Benvenuto
                                            Chairman of the Board and Chief
                                            Executive Officer



Date:   May 13, 1996                        /s/  Michael V. Swanson
      ----------------                      --------------------------------
                                            Michael V. Swanson
                                            Vice President, Finance and
                                            Administration