Form 10-Q
period 1996-06-30
ADVANCED TISSUE SCIENCES INC
filed 1996-08-01
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
                                  ---------


           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

        [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM      TO
                                                    ----    ----

                      COMMISSION FILE NUMBER:  0-016607


                        ADVANCED TISSUE SCIENCES, INC.
              (Exact name of registrant as specified in charter)

                             -------------------

                    Delaware                          14-1701513
          ------------------------------          ------------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)

    10933 North Torrey Pines Road, La Jolla, California        92037
    ---------------------------------------------------      ---------
          (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code:  (619) 450-5730

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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at July 31, 1996 was 37,405,333.

                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996



                                   INDEX
                                   -----
                                                                       Page
                                                                       ----
Part I - Financial Information
- ------------------------------

  Item 1 - Financial Statements

             Introduction to the Financial Statements                    1

             Consolidated Balance Sheet -
             June 30, 1996 and December 31, 1995                         2

             Consolidated Statement of Operations -
             Three and Six Months Ended June 30, 1996 and 1995
             and Cumulative January 21, 1986 (inception) to
             June 30, 1996                                               3

             Consolidated Statement of Cash Flows -
             Six Months Ended June 30, 1996 and 1995 and
             Cumulative January 21, 1986 (inception) to
             June 30, 1996                                               4

             Consolidated Statement of Stockholders' Equity -
             Six Months Ended June 30, 1996                              5

             Notes to the Consolidated Financial Statements             6-8

  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        9-11


Part II -  Other Information
- ----------------------------

  Item 4 - Submission of Matters to a Vote of Security Holders          12

  Item 6 - Exhibits and Reports on Form 8-K                             12


Signatures                                                              12

                       PART I - FINANCIAL INFORMATION
                       ------------------------------


ITEM 1 - FINANCIAL STATEMENTS


                   INTRODUCTION TO THE FINANCIAL STATEMENTS

      The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Quarterly Report on Form 10-Q for the three months ended March 31, 1996.

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

                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET
                             DOLLARS IN THOUSANDS


                                                 June 30,     December 31,
                                                   1996          1995
                                               ----------     ------------
                                               (Unaudited)

       ASSETS
Current assets:
  Cash and cash equivalents                    $   33,925     $    18,929
  Short-term investments                           21,707              --
  Prepaid expenses                                    647             820
  Other current assets                              2,900           1,214
                                               ----------     -----------

     Total current assets                          59,179          20,963
Property - net                                      8,596           8,332
Patent costs - net                                  1,129           1,032
Other assets                                        1,791             814
                                               ----------     -----------

      Total assets                             $   70,695     $    31,141
                                               ==========     ===========


      LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligations under
      capital leases                           $       12     $        11
  Accounts payable                                    859           1,183
  Accrued expenses                                  4,700           4,022
                                               ----------     -----------

     Total current liabilities                      5,571           5,216
                                               ----------     -----------

Obligations under capital leases                       19              25
                                               ----------     -----------
Stockholders' equity:
  Preferred Stock, 1,000,000 authorized
      shares; none issued                              --              --
  Common Stock, $.01 par value; 50,000,000
      authorized shares; issued and
      outstanding, 37,404,933 shares at
      June 30, 1996 and 33,885,928 shares
      at December 31, 1995                            374             339
  Additional paid-in capital                      187,480         143,161
  Deficit accumulated during development stage   (121,830)       (116,681)
                                               ----------     -----------

                                                   66,024          26,819
  Less note received in connection
      with the sale of Common Stock                  (919)           (919)
                                              -----------     -----------

      Total stockholders' equity                   65,105          25,900
                                              -----------     -----------

      Total liabilities and stockholders'
        equity                                $    70,695     $    31,141
                                              ===========     ===========


     See the accompanying notes to the consolidated financial statements.


                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                 (Unaudited)

                                                                         Cumulative
                                                                         January 21,
                                                                             1986
                               Three Months            Six Months       (inception) to
                              Ended June 30,         Ended June 30,
                          ----------------------  ---------------------     June 30,
                            1996          1995     1996          1995        1996
                          --------      --------  --------     --------  -------------

Revenues:
  Product sales           $    353      $   290   $    655     $    551   $    5,531
  Contracts and fees        10,747          600     11,405        1,161       18,415
  Interest and other           759          207      1,026          490        7,809
                          --------      -------   --------     --------   ----------

  Total revenues            11,859        1,097     13,086        2,202       31,755
                          --------      -------   --------     --------   ----------

Costs and expenses:
  Research and development   6,064        4,591     11,293        8,997       76,253
  Selling, general and
    administrative           2,326        1,486      4,248        2,947       36,026
  Professional and
    consulting               1,167          399      1,795          867       12,069
  Cost of goods sold           418          348        896          693        6,859
  Interest                       2            1          3            3          552
  In-process technology
    and other                   --           --         --           --       21,826
                          --------      -------   --------     --------   ----------

  Total costs and
    expenses                 9,977        6,825     18,235       13,507      153,585
                          --------      -------   --------     --------   ----------

Net income (loss)         $  1,882      $(5,728)  $ (5,149)    $(11,305)  $ (121,830)
                          ========      =======   ========     ========   ==========

Net income (loss)
    per share             $    .05      $  (.19)  $   (.14)    $   (.37)
                          ========      =======   ========     ========

Weighted average number of
  common shares used in
  computation of net
  income (loss) per share   39,686       30,859     35,667       30,715
                          ========      =======   ========     ========


    See the accompanying notes to the consolidated financial statements.


                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             DOLLARS IN THOUSANDS
                                 (Unaudited)

                                                                         Cumulative
                                                                         January 21,
                                                                            1986
                                                                        (inception) to
                                        Six Months Ended June 30,
                                      -----------------------------        June 30,
                                         1996               1995            1996
                                      ----------         ----------     ------------

Operating activities:
  Net loss                            $   (5,149)        $  (11,305)    $  (121,830)
  Adjustments to reconcile net
   loss to cash used in operating
   activities:
     Depreciation and amortization           840                577           5,781
     Write-off of acquired in-process
      technology                              --                 --          21,000
     Compensation for services paid in
      stock, stock options or warrants       320                 --           1,868
     Other adjustments to net loss            52                 15             548
  Change in assets and liabilities:
   Prepaid expenses and other
     current assets                       (1,138)               193          (3,172)
   Other assets                             (211)              (100)           (838)
   Accounts payable                         (324)              (988)            859
   Accrued expenses                          678                827           4,700
                                      ----------         ----------     -----------

    Net cash used in operating
      activities                          (4,932)           (10,781)        (91,084)
                                      ----------         ----------    ------------

Investing activities:
  Purchases of short-term investments    (21,707)              (788)       (146,111)
  Maturities and sales of short-term
   investments                                --             10,404         124,404
  Acquisition of property                 (1,096)              (594)        (12,275)
  Patent application costs                  (157)              (203)         (1,471)
                                      ----------         ----------    ------------
    Net cash provided by (used in)
      investing activities               (22,960)             8,819         (35,453)
                                      ----------         ----------    ------------

Financing activities:
  Proceeds from borrowings                    --                --              529
  Payments of borrowings                      (5)               (5)          (2,912)
  Net proceeds from sale of equity        40,253             9,493          150,962
  Options and warrants exercised           2,640               130           11,072
  Purchase of options and other               --                --              811
                                      ----------         ---------      -----------

    Net cash provided by
      financing activities                42,888             9,618          160,462
                                      ----------         ---------      -----------

Net increase in cash and
  cash equivalents                        14,996             7,656           33,925
Cash and cash equivalents at
  the beginning of period                 18,929            12,417               --
                                      ----------         ---------      -----------

Cash and cash equivalents at
  the end of period                   $   33,925         $  20,073      $    33,925
                                      ==========         =========      ===========


      See the accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                 (Unaudited)


                                                           Deficit
                                                         Accumulated                Total
                                           Additional      During                  Stock-
                          Common Stock
                        ----------------    Paid-In      Development      Note     holders'
                        Shares    Amount    Capital         Stage      Receivable  Equity
                       --------  -------   ----------    -----------   ----------  --------


Balance,
  December 31, 1995     33,886   $  339    $  143,161    $(116,681)    $    (919)  $  25,900

Sale of Common Stock
  for cash, less
  expenses of $2,902
  (at $13.25 per share)
  (see Note 4)           3,224       32        39,595                                 39,627

Warrant issued as
  commitment fee
  under equity line
  (at $10.50 per share)
  (see Note 4)                                    875                                    875

Valuation adjustment of
  Common Stock issued in
  private placement less
  expenses of $51 (see
  Note 4)                                         626                                    626

Warrant issued for
  services (at $10.50
  per share) (see
  Note 3)                                         500                                    500

Options and warrants
  exercised (at $3.38 to
  $13.13 per share)        295        3         2,723                                  2,726

Net loss                                                   (5,149)                    (5,149)
                      --------  -------    ----------    --------      ---------   ---------

Balance,
  June 30, 1996         37,405  $   374    $  187,480   $(121,830)     $    (919)  $  65,105
                      ========  =======    ==========   =========      =========   =========


      See the accompanying notes to the consolidated financial statements.


                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. (the "Company")is a development stage, tissue engineering company engaged in the growth of human tissues and organs for therapeutic applications. Using its proprietary three-dimensional culture system, the Company has successfully replicated a variety of human tissues, including skin, cartilage, bone marrow and liver. The Company's leading therapeutic products are tissue engineered skin products for the treatment of severe burns, for which the Company has filed an application for marketing approval in the United States with the Food and Drug Administra-tion, and for diabetic foot ulcers, which is in multi-site human clinical trials in the United States and France.

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

NOTE 2 - STRATEGIC ALLIANCES

In April 1996, the Company entered into an agreement with Smith & Nephew plc ("Smith & Nephew") to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft (R), the Company's tissue engineered dermal replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). Upon signing, Smith & Nephew paid an up front fee of $10 million and agreed to pay the Company up to an additional $60 million on the achieve-ment of certain milestones. Smith & Nephew is a worldwide health care company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue. Under the agreement, the Dermagraft Joint Venture will be responsible for the further development, manufacturing, marketing and sales of Dermagraft for diabetic foot ulcers and will have a right of first refusal to develop Dermagraft for several other indications. The Company has retained rights to develop Dermagraft for burns and for plastic and reconstructive surgery. The companies have agreed to complete definitive agreements and to share equally in the expenses and revenues of the Dermagraft Joint Venture beginning January 1, 1997. As part of the agreement, Smith & Nephew has also agreed to loan the Company up to $10 million during 1997.

St. Jude Medical, Inc. ("St. Jude Medical") and the Company entered into a joint development agreement under which the parties conducted a series of feasibility studies to evaluate applications of the Company's tissue engineering technology to create or improve heart valve replacements in February 1994 and, in January 1995, the agreement was extended to December 31, 1995. The Company recognized $212,000 and $415,000, respectively, in funding from St. Jude Medical in the three and six months ended June 30, 1995. As provided in the joint development agreement, in early 1996, St. Jude Medical elected not to enter into a licensing agreement with the Company for tissue engineered heart valves. As a result, the Company is in discussions with other companies for a broader strategic alliance with respect to its cardiovascular products. The Company is unable to predict with any certainty whether it will be able to enter into any such alliance.

In 1994, Smith & Nephew and the Company began a separate joint venture for the development of tissue engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew is contributing the first $10 million in funding. The Cartilage Joint Venture incurred net losses of $1,624,000 and $2,430,000 in the three and six months ended June 30, 1996, bringing total expenditures of the joint venture funded by Smith & Nephew to $5,787,000 from inception to June 30, 1996. Cartilage Joint Venture revenues and expenditures in excess of $10 million will be shared equally by the partners. During the three and six months ended June 30, 1996 and 1995, the Company recognized $747,000 and $1,395,000, respectively, in contract revenue for research and development activities performed for the Cartilage Joint Venture compared with $378,000 and $736,000 for the corresponding periods of 1995.

NOTE 3 - IN VITRO LABORATORY TESTING BUSINESS

In March 1996, the Company entered into a consulting agreement with J.P. Morgan Capital Corporation ("Morgan") whereby Morgan is assisting the Company with respect to various strategic, business and financial alternatives for the its In Vitro Laboratory Testing ("IVLT") business. With Morgan's assistance, the Company is exploring alternatives for the IVLT business which may include the possible sale of the business. As of June 30, 1996, the net book value of the assets and liabilities associated with the IVLT business was $131,000. Costs associated with the IVLT business were $804,000 and $706,000 in the three months ended June 30, 1996 and 1995, respectively, and $1,669,000 and $1,467,000 in the six months ended June 30, 1996 and 1995, respectively.

As a fee for these consulting services, the Company issued a warrant to Morgan exercisable for 100,000 shares of Common Stock at an exercise price of $10.50 per share. In July 1996, the Company filed a registration statement to register the warrant shares under the Securities Act of 1933.

NOTE 4 - CAPITAL STOCK

Public Offering - In March 1996, the Company sold 3,000,000 shares of Common Stock at $13.25 per share in an underwritten public offering. In addition, in April 1996, the underwriters partially exercised the over-allotment option related to the offering and purchased an additional 223,800 shares of Common Stock at $13.25 per share. In total, the Company received net proceeds of approximately $40.0 million from the offering.

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

As a commitment fee for keeping the equity line available for the two-year period, the Company issued a warrant to the investment group exercisable for 175,000 shares of Common Stock at an exercise price of $10.50 per share.
As provided under the Investment Agreement and the warrant, a registration statement pertaining to the warrant shares was filed in July 1996.

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

NOTE 5 - NET INCOME/(LOSS) PER SHARE

Net income (loss) per share for the three and the six-month periods ended June 30, 1996 and 1995 are based on the weighted average number of shares of Common Stock outstanding during the periods. Shares to be issued under options have not been included in the calculation of the net loss per share as their effect is antidilutive. Net income per share for the three-month period ended June 30, 1996 is based on the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents include outstanding options and warrants to purchase shares of the Company's Common Stock.

NOTE 6 - CASH FLOW INFORMATION

Non-cash activity during the six months ended June 30, 1996 included the issuance of warrants exercisable for Common Stock as a commitment fee and for consulting services. The commitment fee of 1.75% of the equity line, or $875,000, was negotiated between the Company and the investment group providing the equity line and represents the estimated fair market value of the warrant (see Note 4). The warrant granted for consulting services has been valued at an estimated fair market of $500,000 representing the estimated fair market value of the services to be provided as negotiated between the parties (see Note 3). The value of the warrants is being amortized to expense over the commitment period and over the period the services are being provided. During the six months ended June 30, 1995, non-cash financing activities consisted of the delivery of a promissory note as payment for the exercise of an employee stock option in the amount of $918,500.

Net cash from operating activities reflects cash payments for interest expense of approximately $3,000 in both the six-month periods ended June 30, 1996 and 1995. Cash payments for interest expense for the period January
26, 1986 (inception) to June 30, 1996 have totaled $603,000.

NOTE 7 - STOCK OPTIONS

The following table summarizes activity under the Company's 1992 Stock Option/Stock Issuance Plan (the "1992 Plan") and for other options and warrants exercisable for Common Stock during the six months ended June 30, 1996:


                                            1992 Plan             Other Options and Warrants
                                     -------------------------   --------------------------
                                       Number      Price Per       Number         Price Per
                                     of Shares       Share        of Shares         Share
                                     ---------   -------------    ---------     -------------

Outstanding, December 31, 1995       2,317,515   $1.69 - 16.88    1,460,299     $1.47 - 10.13
Granted                              1,385,100   $7.63 - 17.50      275,000            $10.50
Exercised                              (66,200)  $3.38 - 13.13     (229,005)    $8.11 - 10.13
Canceled                               (22,480)  $7.00 - 15.38           --
                                     ---------   -------------    ---------     -------------
Outstanding, June 30, 1996           3,613,935   $1.69 - 17.50    1,506,294     $1.47 - 10.50
                                     =========   =============    =========     =============

NOTE 8 - SUBSEQUENT EVENT

In July 1996, the Company entered into an operating lease for additional research and office space. The following summarizes the Company's operating lease commitments as of June 30, 1996 (in thousands):

     Six Months Ending December 31, 1996         $  1,544
     Year Ending December 31:
          1997                                      3,167
          1998                                      2,425
          1999                                      1,686
          2000                                      1,302
     Thereafter                                        --
                                                 --------
     Future minimum rental payments              $ 10,124
                                                 ========

These lease commitments include the minimum annual consumer price index adjustments required under the various leases, which range from a minimum of 3% to a maximum of 7%. The lease commitments generally include certain utility and service costs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Advanced Tissue Sciences, Inc. (the "Company") is a development stage company engaged in the development and manufacture of living human tissue products for therapeutic applications. The Company has incurred, and expects to continue to incur, substantial and increasing expenditures in support of the development and clinical trials of its Dermagraft (R) products for burn and skin ulcer applications, in developing manufacturing systems and facilities for the production and commercialization of Dermagraft, in building its sales and marketing capabilities, and in advancing other applications of the Company's core technology. In addition to its Dermagraft skin products, the Company is focusing its resources on the development of tissue engineered cartilage and cardiovascular products.

    These activities have been supported by a variety of strategic relationships over the past several years. In May 1994, the Company entered into a joint venture (the "Cartilage Joint Venture") with Smith & Nephew plc ("Smith & Nephew") for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. In April
1996, the Company entered into a second agreement with Smith & Nephew to form a fifty-fifty joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers.
Over the prior two years, the Company worked with St. Jude Medical, Inc.
("St. Jude Medical") on the development of tissue engineered heart valves.
In early 1996, St. Jude Medical elected not to enter into a licensing agree-ment and, accordingly, the Company is currently funding all of its cardio-vascular research and development activities internally. See Note 2 to the consolidated financial statements. Since September 1992, the Company has sponsored early stage research programs at the Massachusetts Institute of Technology ("MIT") and Children's Hospital in Boston ("Children's Hospital") directed toward the tissue engineering of cartilage, liver and numerous other tissues as well as several polymer technologies.

Results of Operations
- ---------------------

    Revenues increased $10,762,000 and $10,884,000 to $11,859,000 and
$13,086,000, respectively, in the three and six-month periods ended June 30, 1996 as compared to the corresponding periods of 1995 primarily as a result of the $10 million up front fee the Company received from Smith & Nephew upon signing the agreement to enter into the Dermagraft Joint Venture in April 1996. During the three and six months ended June 30, 1996, the Company recognized contract revenues of $747,000 and $1,395,000 respectively, for research and development of orthopedic applications of tissue engineered cartilage performed for the Cartilage Joint Venture, as compared to $378,000 and $736,000 in the corresponding periods of 1995. Contract revenues from the Cartilage Joint Venture are expected to continue to exceed 1995 levels throughout the balance of the year. The three and six-month periods ended June 30, 1995 also included contract revenues of $212,000 and $415,000, respectively, related to research performed under the development agreement with St. Jude Medical.

     Sales of the Company's Skin2 (R) laboratory testing kits increased $63,000 and $104,000 to $353,000 and $655,000, respectively, in the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Product sales generally fluctuate based on the number and timing of validation studies initiated either by the Company or third parties. Product sales include revenues received under validation studies of $102,000 and $139,000 in the three-month and $139,000 and $176,000 in the six-month periods ended June 30, 1996 and 1995, respectively.

     Interest income also increased by $551,000 and $543,000 to $757,000 and $1,021,000, respectively, in the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. The increases primarily reflect higher cash balances due to funds raised in a March 1996 public offering and from the up front fee discussed above.

    Research and development expenditures increased $1,473,000 and $2,296,000 to $6,064,000 and $11,293,000, respectively, in the three and six-month periods ended June 30, 1996 as compared to the corresponding periods in 1995. The increase in research and development costs primarily reflects higher costs associated with the operation and maintenance of the Company's manufacturing facility, expenditures in support of the scale up of Dermagraft manufacturing processes, and increased levels of research and development in support of the Cartilage Joint Venture as previously discussed. Increased costs for the operation of the manufacturing facility reflect that the facility was not completed and clinical production did not begin in the facility until mid-1995. Costs have increased in support of the Cartilage Joint Venture primarily with respect to accelerating process development activities and preclinical studies. Specifically, the increased research and development costs are principally reflected in higher costs for engineering services, operating costs of and depreciation associated with the manufacturing facility, and additional personnel. Expenditures for research and development are expected to continue to be incurred at levels higher than in 1995 throughout the balance of 1996.

    Selling, general and administrative costs were $2,326,000 and $4,248,000, respectively, for the three month and six-month periods ended June 30, 1996, as compared to $1,486,000 and $2,947,000 in the corresponding periods of the prior year. The increase in selling, general and administrative expenses primarily reflects higher salaries and relocation costs and amortization of the commitment fee associated with the equity line established in February 1996 (see Note 4 to the consolidated financial statements). Selling, general and administrative costs are expected to continue to increase as the Company is building its sales and marketing capabilities in anticipation of marketing approval of Dermagraft-TC (TM), a tissue engineered covering for severe burns. There can be no assurance, however that the Food and Drug Administration will approve or that the Company will be able to successfully market the product.

    Professional and consulting costs for legal, accounting and other consulting services incurred in the three and six months ended June 30, 1996 were $1,167,000 and $1,795,000, respectively, as compared to $399,000 and $867,000 for the comparable periods of 1995. The increase in professional and consulting fees in the three and six months ended June 30, 1996 principally reflects fees paid to financial advisors related to the Dermagraft Joint Venture and the Company's In Vitro Laborabory Testing business. See Notes 2 and 3 to the consolidated financial statements. Professional and consulting costs for 1996 also included higher fees for legal services related to the equity line, strategic alliances and intellectual property, for regulatory and marketing consultants and for the recruitment of personnel.

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

Liquidity and Capital Resources
- -------------------------------

    In March 1996, the Company sold 3,000,000 shares of Common Stock at $13.25 in an underwritten public offering. In addition, in April 1996, the underwriters partially exercised the over-allotment option related to the offering and purchased an additional 223,800 shares of Common Stock at $13.25 per share. In total, the Company received net proceeds of approximately $40.0 million from the offering. See Note 4 to the consolidated financial statements.

    As of June 30, 1996, the Company had available working capital of $53,608,000, an increase of $37,861,000 from December 31, 1995. The increase principally reflects the proceeds from the sale of the Company's Common Stock and a $10 million fee from Smith & Nephew (see Note 2 to the consolidated financial statements), net of funds used in operations and for capital expenditures. Capital expenditures were $1,096,000 in the first six months of 1996. The Company expects to use working capital at an accelerated rate during 1996 as it continues to incur substantial research and development expenses (including costs associated with clinical trials and the development of manufacturing processes), growing costs in anticipation of product commercialization, and additional expenditures for capital equipment (including increased expenditures for manufacturing equipment) and patents.

    In addition to available working capital, the Company has entered into a two-year equity line which could provide up to $50 million in funding. See
Note 4 to the consolidated financial statements. Any decision to draw any funds under the equity line and the timing of any such draw are solely at the Company's discretion. The Company has agreed it will not draw on the equity line during the six-month period following the close of the March public offering. The Company currently believes it has sufficient funds to support its operations into 1997.

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

    To the extent necessary, further sources of funds may include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. The Company is also continuing to explore various strategic, business and financial alternatives for obtaining resources for its In Vitro Laboratory Testing business. There can be no assurance, however, that any additional funds will be available when needed or on terms favorable to the Company, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

Financial Condition
- -------------------

    Cash and cash equivalents, short-term investments and stockholders' equity as of June 30, 1996 have increased from December 31, 1995 reflecting net proceeds received from the sale of the Company's Common Stock in the March 1996 public offering and the fund received from Smith & Nephew as discussed above, which was partially offset by funds used in operations and for capital expenditures. Other current assets and other assets have increased over the same period reflecting the prepayment of the commitment and consulting fees through the issuance of warrants (see Notes 3 and 4 to the consolidated financial statements), amounts receivable from the Cartilage Jont Venture for research and development activities and advance payments under a sponsored research program. Accrued expenses have increased from December 31, 1995 to June 30, 1996 primarily reflecting higher accruals for engineering services and sponsored research.

                               * * * * * *

     The discussion in this Quarterly Report on Form 10-Q, particularly those relating to strategic alliances, expected contract revenues from the Company's existing joint ventures, the accelerated use of working capital and increases in expenses (principally increased research and development, and general and administrative expenses), the sufficiency of funds to support operations and commercialization of the Company's products, are forward-looking statements involving risks and uncertainties. No assurance can be given that the Company will successfully complete clinical trials, obtain Food and Drug Administration approval, scale up manufacturing processes, successfully market such products, achieve the milestones required to receive additional funding, or enter into new strategic alliances. These and other risks are detailed in publicly available filings with the Securities and Exchange Commission such as the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Registration Statement on Form S-3 (File No. 333-01185). The forward-looking statements are qualified in their entirety by reference to the risks and risk factors described in such reports and Registration Statement.

                        PART II - OTHER INFORMATION
                        ---------------------------


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 22, 1996. During the Annual Meeting, the stockholders elected the following nominees to the Company's Board of Directors to serve for the term of one year or until their successors have been elected and qualified. The votes of the stockholders for each of the director nominees was as follows:

          Nominee                 In Favor             Withheld
     ----------------------     ------------         ------------

     Arthur J. Benvenuto         34,304,734            112,588
     Dr. Gail K. Naughton        34,308,034            109,288
     Jerome E. Groopman, M.D.    34,056,334            360,988
     Jack L. Heckel              34,298,855            118,467
     David S. Tappan, Jr.        34,216,155            201,167
     William B. Walsh, M.D.      34,070,205            347,117
     Dr. Gail R. Wilensky        34,306,696            110,626

The stockholders also approved the appointment of Ernst & Young as independent auditors of the Company for the fiscal year ending December 31, 1996 with 33,932,047 shares in favor of the proposal, 49,630 shares opposed, and 435,645 shares abstaining. There were no broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     Exhibit
       No.               Title                         Method of Filing
     -------         ----------------------            -------------------

       27            Financial Data Statement          Filed Herewith

     (b)     Reports on Form 8-K - None



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ADVANCED TISSUE SCIENCES, INC.


Date:  August 1, 1996                       /s/ Arthur J. Benvenuto
     ------------------                   ------------------------------
                                          Arthur J. Benvenuto
                                          Chairman of the Board and Chief
                                          Executive Officer



Date:  August 1, 1996                       /s/ Michael V. Swanson
     ------------------                   -------------------------------
                                          Michael V. Swanson
                                          Vice President, Finance and
                                          Administration