Form 10-Q
period 1996-09-30
ADVANCED TISSUE SCIENCES INC
filed 1996-11-06
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                  ---------

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

        [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM        TO
                                                 ------    ------

                      COMMISSION FILE NUMBER:  0-016607


                        ADVANCED TISSUE SCIENCES, INC.
              (Exact name of registrant as specified in charter)

                             ----------------

                Delaware                             14-1701513
      -------------------------------             ------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             dentification No.)

   10933 North Torrey Pines Road, La Jolla, California           92037
   ---------------------------------------------------        ----------
        (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:  (619) 450-5730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X             No
                           -------             -------

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at October 31, 1996 was 37,469,237.

                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                   INDEX
                                   -----
                                                                        Page
                                                                        ----
Part I - Financial Information
------------------------------

  Item 1 - Financial Statements

            Introduction to the Financial Statements                      1

            Consolidated Balance Sheet -
            September 30, 1996 and December 31, 1995                      2

            Consolidated Statement of Operations -
            Three and Nine Months Ended September 30, 1996 and
            1995 and Cumulative January 21, 1986 (inception)
            to September 30, 1996                                         3

            Consolidated Statement of Cash Flows -
            Nine Months Ended September 30, 1996 and 1995 and
            Cumulative January 21, 1986 (inception) to
            September 30, 1996                                            4

            Consolidated Statement of Stockholders' Equity -
            Nine Months Ended September 30, 1996                          5

            Notes to the Consolidated Financial Statements               6-8

  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9-11


Part II -  Other Information
----------------------------

  Item 6 - Exhibits and Reports on Form 8-K                              12


Signatures                                                               12

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1 - FINANCIAL STATEMENTS


                   INTRODUCTION TO THE FINANCIAL STATEMENTS

    The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Quarterly Reports on Form 10-Q for the three and six months ended March 31, 1996 and June 30, 1996, respectively.

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

                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET
                             DOLLARS IN THOUSANDS


                                              September 30,          December 31,
                                                  1996                  1995
                                              -------------          ------------
                                               (Unaudited)

        ASSETS
Current assets:
   Cash and cash equivalents                   $  36,945                $  18,929
   Short-term investments                         11,708                       --
   Prepaid expenses                                  656                      820
   Other current assets                            2,489                    1,214
                                               ---------                ---------

     Total current assets                         51,798                   20,963
Property - net                                     8,683                    8,332
Patent costs - net                                 1,165                    1,032
Other assets                                       2,065                      814
                                               ---------                ---------

     Total assets                              $  63,711                $  31,141
                                               =========                =========


     LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of obligations under
      capital leases                           $      13                $      11
   Accounts payable                                1,959                    1,183
   Accrued expenses                                5,519                    4,022
                                               ---------                ---------

     Total current liabilities                     7,491                    5,216
                                               ---------                ---------

Obligations under capital leases                      16                       25
                                               ---------                ---------

Stockholders' equity:
   Preferred Stock, 1,000,000 authorized
     shares; none issued                              --                       --
   Common Stock, $.01 par value; 50,000,000
     authorized shares; issued and
     outstanding, 37,423,933 shares at
     September 30, 1996 and 33,885,928
     shares at December 31, 1995                     374                      339
   Additional paid-in capital                    187,646                  143,161
   Deficit accumulated during development
     stage                                      (130,897)                (116,681)
                                               ---------                ---------
                                                  57,123                   26,819

   Less note received in connection
      with the sale of Common Stock                 (919)                    (919)
                                               ---------                ---------

      Total stockholders' equity                  56,204                   25,900
                                               ---------                ---------

      Total liabilities and stockholders'
        equity                                 $  63,711                $  31,141
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


                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF OPERATIONS
                    IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                 (Unaudited)

                                                                         Cumulative
                                                                         January 21,
                                                                            1986
                            Three Months            Nine Months         (inception) to
                         Ended September 30,     Ended September 30,     September 30,
                         -------------------     -------------------
                           1996       1995         1996       1995          1996
                         ---------  --------     ---------  --------     ------------

Revenues:
  Produce Sales          $    237   $    254     $    892   $    805     $    5,768
  Contracts and fees        1,127        613       12,532      1,774         19,542
  Interest and other          732        376        1,758        866          8,541
                         --------   --------     --------   --------     ----------

  Total revenues            2,096      1,243       15,182      3,445         33,851
                         --------   --------     --------   --------     ----------

Costs and expenses:
  Research and development  6,426      4,666       17,719     13,663         82,679
  Selling, general and
    administrative          3,387      1,329        7,635      4,276         39,413
  Professional and
    consulting                976        413        2,771      1,280         13,045
  Cost of goods sold          373        264        1,269        957          7,232
  Interest                      1          2            4          5            553
  In-process technology
    and other                  --         --           --         --         21,826
                         --------   --------     --------   --------     ----------

  Total costs and
    expenses               11,163      6,674       29,398     20,181        164,748
                         --------   --------     --------   --------     ----------

Net loss                 $ (9,067)  $ (5,431)    $(14,216)  $(16,736)    $ (130,897)
                         ========   ========     ========   ========     ==========


Net loss per share       $   (.24)  $   (.16)    $   (.39)  $   (.53)
                         ========   ========     ========   ========

Weighted average number of
  common shares used in
  computation of net loss
  per share                37,407     33,737       36,252     31,730
                         ========   ========     ========   ========


     See the accompanying notes to the consolidated financial statements.


                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             DOLLARS IN THOUSANDS
                                 (Unaudited)

                                                                   Cumulative
                                                                   January 21,
                                                                      1986
                                           Nine Months Ended     (inception) to
                                             September 30,        September 30,
                                          -------------------
                                            1996       1995           1996
                                          ---------  --------    --------------
Operating activities:
  Net loss                                $(14,216)  $(16,736)    $  (130,897)
  Adjustments to reconcile net
   loss to cash used in operating
   activities:
    Depreciation and amortization            1,291        997           6,232
    Write-off of acquired in-process
      technology                                --         --          21,000
    Compensation for services paid in
      stock, stock options or warrants         867         --           2,415
    Other adjustments to net loss               54         69             550
  Change in assets and liabilities:
   Prepaid expenses and other
     current assets                         (1,111)       308          (3,145)
   Other assets                               (657)      (400)         (1,284)
   Accounts payable                            776       (735)          1,959
   Accrued expenses                          1,497      1,046           5,519
                                          --------   --------     -----------

    Net cash used in operating
      activities                           (11,499)   (15,451)        (97,651)
                                          --------   --------     -----------

Investing activities:
  Purchases of short-term investments      (21,707)    (5,363)       (146,111)
  Maturities and sales of short-term
   investments                               9,999     10,404         134,403
  Acquisition of property                   (1,627)    (1,033)        (12,806)
  Patent application costs                    (202)      (253)         (1,516)
                                          --------   --------     -----------
    Net cash provided by (used in)
      investing activities                 (13,537)     3,755         (26,030)
                                          --------   --------     -----------

Financing activities:
  Proceeds from borrowings                      --         --             529
  Payments of borrowings                        (7)        (7)         (2,914)
  Net proceeds from sale of equity          40,253     16,448         150,962
  Options and warrants exercised             2,806        786          11,238
  Purchase of options and other                 --         --             811
                                          --------   --------     -----------

    Net cash provided by
      financing activities                  43,052     17,227         160,626
                                          --------   --------     -----------

Net increase in cash
  and cash equivalents                      18,016      5,531          36,945
Cash and cash equivalents at
  the beginning of period                   18,929     12,417              --
                                          --------   --------     -----------

Cash and cash equivalents at
  the end of period                       $ 36,945   $ 17,948     $    36,945
                                          ========   ========     ===========


     See the accompanying notes to the consolidated financial statements.


                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
                                 (Unaudited)


                                                           Deficit
                                                         Accumulated               Total
                                             Additional     During                 Stock-
                             Common Stock      Paid-In   Development     Note     holders'
                          -----------------
                          Shares     Amount    Capital      Stage     Receivable  Equity
                          --------  -------  ----------  -----------  ----------  --------

Balance
  December 31, 1995        33,886   $   339  $  143,161  $ (116,681)   $   (919)  $ 25,900

Sale of Common Stock
  for cash, less expenses
  of $2,902 (at $13.25
  per share) (see Note 4)   3,224        32      39,595                             39,627

Warrant issued as
  commitment fee under
  equity line (at $10.50
  per share) (see
  Notes 4, 7 and 8)                                 875                                875

Valuation adjustment of
  Common Stock issued in
  private placement less
  expenses of $51 (see
  Note 4)                                           626                                626

Warrant issued as services
  (at $10.50 per share) (see
  Notes 3, 7 and 8)                                 500                                500

Options and Warrants
  exercised (at $3.38
  to $13.13 per share)        314         3       2,889                              2,892

Net loss                                                     (14,216)              (14,216)
                          -------   -------  ----------   ----------   --------   --------


Balance,
  September 30, 1996       37,424   $   374  $  187,646   $ (130,897)  $   (919)  $ 56,204
                          =======   =======  ==========   ==========   ========   ========


       See the accompanying notes to the consolidated financial statements.


                        ADVANCED TISSUE SCIENCES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. (the "Company") is a development stage, tissue engineering company utilizing its proprietary technology to develop and manufacture completely human tissue products for transplantation. The Company is focusing on the worldwide commercialization of skin, cartilage and cardiovascular products. The Company's leading therapeutic products are tissue engineered skin products for the treatment of severe burns, for which the Company has filed an application for marketing approval in the United States with the Food and Drug Administration, and for diabetic foot ulcers, which is in multi-site human clinical trials.

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

St. Jude Medical, Inc. ("St. Jude Medical") and the Company entered into a joint development agreement under which the parties conducted a series of feasibility studies to evaluate applications of the Company's tissue engineering technology to create or improve heart valve replacements in February 1994 and, in January 1995, the agreement was extended to December 31, 1995. The Company recognized $207,000 and $622,000, respectively, in funding from St. Jude Medical in the three and nine months ended September 30, 1995. As provided in the joint development agreement, in early 1996, St. Jude Medical elected not to enter into a licensing agreement with the Company for tissue engineered heart valves. As a result, the Company is currently funding all of its cardiovascular research and development activities internally and is exploring opportunities for a broader strategic alliance with respect to its cardiovascular products. The Company is unable to predict with any certainty whether it will be able to enter into any such alliance.

In 1994, Smith & Nephew and the Company began a separate joint venture for the development of tissue engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew is contributing the first $10 million in funding. The Cartilage Joint Venture incurred net losses of $1,920,000 and $4,350,000 in the three and nine months ended September 30, 1996, bringing total expenditures of the joint venture funded by Smith & Nephew to $7,707,000 from inception to September 30, 1996. Cartilage Joint Venture revenues and expenditures in excess of $10 million will be shared equally by the partners. During the three and nine months ended September 30, 1996, the Company recognized $1,127,000 and $2,522,000, respectively, in contract revenue for research and development activities performed for the Cartilage Joint Venture compared with $406,000 and $1,142,000 for the corresponding periods of 1995.

NOTE 3 - IN VITRO LABORATORY TESTING BUSINESS

In March 1996, the Company entered into a consulting agreement with J.P. Morgan Capital Corporation ("Morgan") whereby Morgan assisted the Company with respect to various strategic, business and financial alternatives for its In Vitro Laboratory Testing ("IVLT") business. With Morgan's assistance, the Company explored various alternatives for the IVLT business, including the possible sale of the business. However, in September 1996, the Company announced that it was closing its IVLT business and would focus all of its resources on its therapeutic programs. Although the Company was a leader in the in vitro testing business and continuously broadened applications of its products, the market for in vitro laboratory testing products was evolving too slowly for the Company to continue to devote its resources to this business.

The statement of operations for the three and nine months ended September 30, 1996 includes charges of approximately $1.0 million for costs associated with the closure of the IVLT business (substantially all of which are reflected in selling, general and administrative expenses). Exclusive of these charges, costs associated with operations of the IVLT business were $740,000 and $631,000 in the three months ended September 30, 1996 and 1995, respectively, and $2,409,000 and $2,099,000 in the nine months ended September 1996 and 1995, respectively.

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

NOTE 5 - NET INCOME/LOSS PER SHARE

Net loss per share for the three and the nine-month periods ended September 30, 1996 and 1995 are based on the weighted average number of shares of Common Stock outstanding during the periods. Shares to be issued under options and warrants have not been included in the calculation of the net loss per share as their effect is antidilutive.

NOTE 6 - LEASE COMMITMENTS

In July and August 1996, the Company entered into operating leases for additional manufacturing, research and office space. The following summarizes the Company's operating lease commitments as of September 30, 1996 (in thousands):

     Three Months Ending December 31, 1996            $   938
     Year Ending December 31:
          1997                                          3,506
          1998                                          2,660
          1999                                          1,991
          2000                                          1,538
     Thereafter                                            --
                                                      -------
     Future minimum rental payments                   $10,633
                                                      =======

These lease commitments include the minimum annual consumer price index adjustments required under the various leases, which range from a minimum of 3% to a maximum of 7%. The lease commitments generally include certain utility and service costs.

NOTE 7 - CASH FLOW INFORMATION

Non-cash activity during the nine months ended September 30, 1996 included the issuance of warrants exercisable for Common Stock as a commitment fee and for consulting services. The commitment fee of 1.75% of the equity line (see Notes 4 and 8), or $875,000, was negotiated between the Company and the investment group providing the equity line and represents the estimated fair market value of the warrant. The warrant granted for consulting services has been valued at an estimated fair market of $500,000 representing the estimated fair market value of the services to be provided as negotiated between the parties (see Notes 3 and 8). The value of the warrants is being amortized to expense over the commitment period and over the period the services are provided. During the nine months ended September 30, 1995, non-cash financing activities consisted of the delivery of a promissory note as payment for the exercise of an employee stock option in the amount of $918,500.

Net cash from operating activities reflects cash payments for interest expense of approximately $4,000 and $5,000 in the nine-month periods ended September 30, 1996 and 1995, respectively. Cash payments for interest expense for the period January 26, 1986 (inception) to September 30, 1996 have totaled $603,000.

NOTE 8 - STOCK OPTIONS

The following table summarizes activity under the Company's 1992 Stock Option/Stock Issuance Plan (the "1992 Plan") and for other options and warrants exercisable for Common Stock during the nine months ended September 30, 1996:
                              1992  Plan         Other Options and Warrants
                        ------------------------ --------------------------
                          Number     Price Per      Number     Price Per
                        of Shares      Share      of Shares      Share
                        ---------  ------------- -----------  -------------
Outstanding,
  December 31, 1995     2,317,515  $1.69 - 16.88   1,460,299  $1.47 - 10.13
Granted                 1,573,700  $7.63 - 18.50     275,000         $10.50
Exercised                 (85,200) $3.38 - 13.13    (229,005) $8.11 - 10.13
Canceled                  (45,040) $7.00 - 15.38          --
                        ---------                  ---------
Outstanding,
  September 30, 1996    3,760,975  $1.69 - 18.50   1,506,294  $1.47 - 10.50
                        =========                  =========

Included in other options and warrants granted is a warrant issued to an investment group exercisable for 175,000 shares of Common Stock at an exercise price of $10.50 per share as a commitment fee for keeping the equity line available for a two-year period (see Note 4). In addition, as a fee for consulting services (see Note 3), the Company also issued a warrant to Morgan exercisable for 100,000 shares of Common Stock at an exercise price of $10.50 per share.

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

Results of Operations
---------------------

     Revenues increased $853,000 and $11,737,000, to $2,096,000 and
$15,182,000, respectively, in the three and nine-month periods ended September 30, 1996 as compared to the corresponding periods of 1995. The increase for the nine months ended September 30, 1996 primarily reflects a $10 million up front fee the Company received from Smith & Nephew upon signing the agreement to enter into the Dermagraft Joint Venture in April 1996. During the three and nine months ended September 30, 1996, the Company recognized contract revenues of $1,127,000 and $2,522,000, respectively, for research and development of orthopedic applications of tissue engineered cartilage performed for the Cartilage Joint Venture, as compared to $406,000 and $1,142,000 in the corresponding periods of 1995. Contract revenues from the Cartilage Joint Venture are expected to continue to exceed 1995 levels throughout the balance of the year. The three and nine-month periods ended September 30, 1995 also included contract revenues of $207,000 and $622,000, respectively, related to research performed under the development agreement with St. Jude Medical.

     Sales of the Company's Skin2 (R) laboratory testing kits decreased $17,000 in the three months ended September 30, 1996 and increased $87,000 in the nine months ended September 30, 1996 as compared to the corresponding periods in 1995. In September 1996, the Company announced that it was discontinuing the sale of its Skin2 products. See Note 3 to the consolidated financial statements.

     Interest income also increased by $355,000 and $898,000, to $729,000 and $1,750,000, respectively, in the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The increases primarily reflect higher cash balances due to funds raised in a March 1996 public offering and from the up front fee discussed above.

     Research and development expenditures increased $1,760,000 and $4,056,000 to $6,426,000 and $17,719,000, respectively, in the three and nine-month periods ended September 30, 1996 as compared to the corresponding periods in 1995. The increase in research and development costs primarily reflects higher costs associated with the operation and maintenance of the Company's manufacturing facility, expenditures in support of the scale up of Dermagraft manufacturing processes, and increased levels of research and development in support of the Cartilage

Joint Venture as previously discussed. Increased costs for the operation of the manufacturing facility reflect that the facility was not completed and clinical production did not begin in the facility until mid-1995. Costs have increased in support of the Cartilage Joint Venture primarily with respect to accelerating process development activities and preclinical studies. Specifically, the increased research and development costs are principally reflected in higher costs for engineering services, operating costs of and depreciation associated with the manufacturing facility, and additional personnel, rent and supplies. Expenditures for research and development are expected to continue to increase for at least the next twelve months.

     Selling, general and administrative costs were $3,387,000 and 7,635,000, respectively, for the three month and nine-month periods ended September 30, 1996, as compared to $1,329,000 and $4,276,000 in the corresponding periods of the prior year. The three and nine-month periods ended September 30, 1996 include charges of approximately $1 million associated with the closing of the Company's In Vitro Laboratory Testing ("IVLT") business (see Note 3 to the consolidated financial statements). The increase in selling, general and administrative expenses also reflects (i) costs related to building sales and marketing capabilities in anticipation of marketing approval of Dermagraft-TC
(TM), a tissue engineered covering for severe burns, and of Dermagraft, a dermal replacement product for the treatment of diabetic foot ulcers; (ii) amortization of the commitment fee associated with the equity line established in February 1996 (see Note 4 to the consolidated financial statements); (iii) increased salaries and personnel; and (iv) higher relocation costs.

     Professional and consulting costs for legal, accounting and other consulting services incurred in the three and nine months ended September 30, 1996 were $976,000 and $2,771,000, respectively, as compared to $413,000 and $1,280,000 for the comparable periods in 1995. The increase in professional and consulting fees in the three and nine months ended September 30, 1996 principally reflects fees paid to financial advisors and consultants related to forming the Dermagraft Joint Venture and evaluating alternatives for the Company's In Vitro Laboratory Testing business. See Notes 2 and 3 to the consolidated financial statements. Professional and consulting costs for 1996 also included higher fees for legal services related to the equity line, strategic alliances and intellectual property, for regulatory and marketing consultants and for the recruitment of personnel.

     Cost of goods sold represents direct and indirect costs of manufacturing the Company's Skin2 laboratory testing kits. Cost of goods sold is net of the costs of products transferred to research and development for use in developing additional applications of the Company's testing kits. The cost of such products is included in research and development expenses based upon estimated direct and indirect production costs assuming planned production capacity. As noted above, the Company is discontinuing its IVLT business.

Liquidity and Capital Resources
-------------------------------

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

     As of September 30, 1996, the Company had available working capital of $44,307,000, an increase of $28,560,000 from December 31, 1995. The increase principally reflects the proceeds from the sale of the Company's Common Stock and a $10 million fee from Smith & Nephew (see Note 2 to the consolidated financial statements), net of funds used in operations and for capital expenditures. Capital expenditures were $1,627,000 in the first nine months of 1996. The Company expects to use working capital at an accelerated rate over the next twelve months as it continues to incur substantial research and development expenses (including costs associated with clinical trials and the development of manufacturing processes), increasing selling, general and administrative costs in anticipation of product commercialization, and additional expenditures for capital equipment (including increased expenditures for manufacturing equipment) and patents. These increases are only expected to be partially offset by revenues from the cartilage and Dermagraft joint ventures with Smith & Nephew. The closure of the IVLT business is not expected to materially change the use of working capital as substantially all of its resources are being redeployed into the Company's therapeutic programs.

     In addition to available working capital, the Company has entered into a two-year equity line which could provide up to $50 million in funding. See
Note 4 to the consolidated financial statements. Any decision to draw any funds under the equity line and the timing of any such draw are solely at the Company's discretion. The Company currently believes it has sufficient funds, including those available under the equity line and from borrowings available under its joint venture arrangements, to support its operations through 1997. To the extent necessary, further sources of funds may include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. There can be no assurance, however, that any additional funds will be available when needed or on terms favorable to the Company, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

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

Financial Condition
-------------------

     Cash and cash equivalents, short-term investments and stockholders' equity as of September 30, 1996 have increased from December 31, 1995 reflecting net proceeds received from the sale of the Company's Common Stock in the March 1996 public offering and the funds received from Smith & Nephew as discussed above, which were partially offset by funds used in operations and for capital expenditures. Other current assets and other assets have increased over the same period reflecting the prepayment of a commitment fees through the issuance of warrants (see Note 7 to the consolidated financial statements), amounts receivable from the Cartilage Joint Venture for research and development activities, and advance payments under a sponsored research program. Accounts payable and accrued expenses have increased from December 31, 1995 to September 30, 1996 primarily reflecting higher accruals for salaries and benefits, clinical studies and sponsored research.

                            *   *   *   *   *   *

     The discussion in this Quarterly Report on Form 10-Q, particularly those relating to strategic alliances, expected contract revenues from the Company's existing joint ventures, commercialization of the Company's products, the accelerated use of working capital and increases in expenses (principally increased research and development costs, selling, general and administrative expenses and capital expenditures), and the sufficiency of funds to support operations, are forward-looking statements involving risks and uncertainties. No assurance can be given that the Company will successfully complete clinical trials, obtain Food and Drug Administration approval, scale up manufacturing processes, successfully market such products, achieve the milestones required to receive additional funding, or enter into new strategic alliances. These and other risks are detailed in publicly available filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Registration Statement on Form S-3 (File No. 333-01185). The forward-looking statements are qualified in their entirety by reference to the risks and risk factors described in such filings and Registration Statement.

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


                                           ADVANCED TISSUE SCIENCES, INC.


Date:      November 6, 1996                   /s/ Arthur J. Benvenuto
      -------------------------            -------------------------------
                                           Arthur J. Benvenuto
                                           Chairman of the Board and
                                           Chief Executive Officer



Date:      November 6, 1996                   /s/ Michael V. Swanson
       ------------------------            ------------------------------
                                           Michael V. Swanson
                                           Vice President, Finance and
                                           Administration