Form 10-K
period 1996-12-31
ADVANCED TISSUE SCIENCES INC
filed 1997-03-28
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 0-016607


                        ADVANCED TISSUE SCIENCES, INC.
            (Exact name of registrant as specified in its charter)


                DELAWARE                                 14-1701513
    ----------------------------------                ------------------
       (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
     OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

10933 NORTH TORREY PINES ROAD, LA JOLLA, CALIFORNIA           93027
---------------------------------------------------         ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (619) 450-5730

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                      COMMON STOCK, $.01 PAR VALUE
                      ----------------------------
                            (TITLE OF CLASS)

                        ------------------------



     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

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

     As of March 15, 1997 there were 37,497,947 shares of Common Stock outstanding.

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates on March 15, 1997 was approximately $462,876,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1997, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

                                    PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Advanced Tissue Sciences, Inc. (the "Company" or "Advanced Tissue Sciences") is a leading tissue engineering company engaged in the development of living human tissue products for therapeutic applications and is currently focusing its efforts primarily on skin, cartilage and cardiovascular products. Utilizing principles of cell biology, biochemistry and polymer science, the Company has developed and is applying a proprietary core technology which permits living human cells to be cultured ex vivo in a manner that allows the cells to develop and assemble into functioning three-dimensional tissue. The Company has successfully replicated a variety of human tissues and has a number of products under various stages of development.

     Advanced Tissue Sciences' objective is to redefine tissue repair and transplantation by developing, manufacturing and marketing products produced through tissue engineering. The Company's product strategy is to utilize its patented core technology to develop multiple products which address unmet therapeutic needs or offer improved, cost-effective alternatives to current treatment modalities. By building upon its base of scientific knowledge through the continued application of its proprietary core technology, the Company believes it will be able to achieve significant synergies in the development, clinical testing and manufacture of successive tissue products. In addition, the Company is focusing its development programs on products which are currently being or are expected to be regulated as medical devices. Medical devices are generally subject to a shorter regulatory approval process than biologics or pharmaceuticals.

     Leading the Company's product development efforts are therapeutic skin products which address the burn and diabetic ulcer markets. These products, based on Dermagraft(R), a three-dimensional living human tissue designed by the Company as a temporary or permanent replacement for human dermis, were developed to treat conditions where the dermis (the inner skin layer) has been injured or destroyed, such as in severe burns and chronic skin ulcers. The dermis is essential to normal skin function and healing and, unlike epidermis (the outer skin layer), does not regenerate into normal tissue after injury. The Company's first commercial product, Dermagraft-TC(TM), was approved for commercial sale by the U.S. Food and Drug Administration ("FDA") in March 1997. In December 1996, the Company submitted a Premarket Approval ("PMA") application with the FDA for Dermagraft in the treatment of diabetic foot ulcers. The FDA has accepted the PMA application for filing and has notified the Company the Dermagraft PMA application will receive an expedited review.

     The following table summarizes the applications and stages of development of the Company's leading therapeutic products.

----------------------------------------------------------------------------------
       PRODUCT               THERAPEUTIC INDICATION               STATUS (1)
       -------               ----------------------               ----------------
BURNS:
  Dermagraft-TC         Temporary covering for severe burns       Market
  Dermagraft-TC         Partial thickness burns                   Physician IDE

SKIN ULCERS:
  Dermagraft-Ulcers     Dermal replacement for diabetic foot      PMA submitted (2)
                         ulcers
ORTHOPEDICS:
  Articular Cartilage   Repair of articular surfaces in joints    IDE submitted
  Meniscal Cartilage    Meniscal repair and replacement           Pilot preclinical

CARDIOVASCULAR:
  Blood Vessels         Blood vessel replacements                 Pilot preclinical
  Heart Valves          Heart valve replacements                  Pilot preclinical
-----------

(1) A "pilot clinical" trial denotes a human trial intended to evaluate a product's safety and efficacy prior to beginning a pivotal clinical trial. A "physician IDE" denotes limited human trials performed by a physician to gain product experience in new or existing indications of a product.

(2) The Company is currently enrolling fifty patients into a confirmatory trial which will be submitted as an amendment to the marketing applica-tion. See "Products - Skin Ulcer Products."

     DERMAGRAFT-TC. Dermagraft-TC received marketing approval from the FDA in March 1997. Dermagraft-TC has been developed as an alternative to human cadaver skin to treat severely burned patients. Dermagraft-TC consists of a dermal tissue with an ultrathin synthetic covering that acts as a protective cover to help retain fluids and reduce the risk of infection until a sufficient amount of the patient's own skin becomes available for grafting.

     Of the approximately 2 million people who suffer burn injuries annually in the United States, up to 13,000 are severely burned and require skin grafts. The Company's Dermagraft-TC product is initially intended to address the approximately 1,500 severely burned patients with burns exceeding 20% body surface area. The Company estimates the United States market opportunity for this indication to be approximately $30 million. Subject to approval, the Company believes Dermagraft-TC may also be used to treat partial thickness burns. See "Products - Burn Products."

     DERMAGRAFT IN DIABETIC FOOT ULCERS. Dermagraft for the treatment of diabetic foot ulcers is a dermal replacement product grown on a bioabsorbable scaffold. It is designed to provide a healthy, metabolically active dermal matrix in the ulcer to support wound closure. Approximately 800,000 diabetic foot ulcers are treated in the United States each year. Based on data from outside sources, it is estimated that the total United States market opportunity for this targeted indication potentially exceeds $1 billion. The Company has entered into a fifty-fifty joint venture with Smith & Nephew plc ("Smith & Nephew") for the worldwide commercialization of Dermagraft for this indication. See "Collaborations and Strategic Alliances."

     In February 1997, the FDA accepted for filing under its expedited review process a PMA application requesting approval to market Dermagraft for the treatment of diabetic foot ulcers. The PMA submission was based on results of a pivotal clinical trial in which Dermagraft within a therapeutic range, or dose, was shown to be significantly more effective in achieving complete healing and in reducing time to healing. In the trial, product falling within the therapeutic range produced a statistically significant improvement in the primary endpoint, complete wound closure (p value = 0.01). In addition, these patients achieved complete healing faster (p value = 0.01). Currently, an additional fifty patients are being enrolled to confirm the equivalence of Dermagraft product produced in this therapeutic range and according to final commercial specifications. Data from this confirmatory clinical trial will be submitted as an amendment to the PMA application. See "Products - Skin Ulcer Products."

     ORTHOPEDICS. In another application of its three-dimensional culture system, the Company is developing tissue engineered cartilage for orthopedic applications through a separate joint venture with Smith & Nephew. In December 1996, the Company submitted an Investigational Device Exemption (an "IDE") to the FDA requesting approval to begin a pilot clinical trial with human tissue engineered articular cartilage for the repair of articular surfaces in knee joints. The Company is in the process of preparing additional information as requested by the FDA with respect to the IDE. If approved by the FDA, the Company anticipates the pilot trial would begin in the second half of 1997. Tissue engineered articular cartilage could provide a significant opportunity to treat patients at an earlier stage of joint degeneration, thereby delaying, or in some cases eliminating, the need for total joint replacements. There are over 1.2 million arthroscopic procedures for repair of the knee, including procedures involving articular cartilage, meniscus and ligament performed annually in the United States. See "Orthopedic Products."

     CARDIOVASCULAR. Through the use of its tissue engineering technology, Advanced Tissue Sciences is working on developing blood vessels and heart valves which will grow and repair normally. The Company's tissue engineered products may provide enhanced biocompatibility and improved durability which may also reduce the likelihood of thromboembolic events and the associated need for anticoagulant drugs required with currently available products. In the United States over 900,000 Americans die each year from cardiovascular disease. Each year, over 60,000 prosthetic heart valves are implanted and approximately 430,000 vascular graft procedures are performed in the United States. See "Products - Cardiovascular Products."

     Advanced Tissue Sciences, Inc. was incorporated under the laws of the State of Delaware in 1987. The Company maintains its executive offices at 10933 North Torrey Pines Road, La Jolla, California 92037, and its telephone number at that address is (619) 450-5730. Financial information regarding the Company's operating losses, research expenditures and identifiable assets can be found in a separate section of this Annual Report on Form 10-K beginning on page F-1.

     PART I OF THIS REPORT AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS APPEARING IN A SEPARATE SECTION OF THIS ANNUAL REPORT BEGINNING ON PAGE F-2 CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE VARIOUS RISK FACTORS DESCRIBED IN PART I OF THIS REPORT.

PROPRIETARY CORE TECHNOLOGY

     The Company's tissue engineering technology involves the controlled ex vivo growth of living tissues and organs on three-dimensional support structures. The Company believes that its technology represents a major advance in medical science. Over the last several decades, technologies have been developed that have made possible the growth of many of the over 200 different types of cells found in the human body in laboratory containers filled with nutrient media. When grown on two-dimensional surfaces, the ability of cells to interact and organize themselves into functioning tissues is limited. In contrast, a three-dimensional framework allows cells to develop and assemble into tissues that more closely resemble their counterparts in the body.

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

     The Company has developed a proprietary core technology that combines the principles of cell biology, biochemistry and polymer science to create a three-dimensional living support stroma ex vivo. The support stroma is made by first seeding organ-specific stromal cells (cell biology) onto a mesh framework (polymer science) in an environment that simulates the body. The cells attach, divide and secrete extracellular matrix proteins and growth factors (biochemistry), using the mesh as a scaffolding. This process results in a completely human stromal tissue that, in turn, supports the growth of organ cells into functional tissue. Advanced Tissue Sciences has been issued United States and European patents covering its core technology and numerous patents related to applications of such technology. See "Patents and Proprietary Rights."

     The Company believes that its tissue engineered products may offer some or all of the following benefits, depending upon the particular application of the product:

* Physiological Human Tissue -- The Company's patented core technology allows the cells to grow on a scaffold and develop into a three-dimensional human tissue. The Company's products may then be transplanted as a physiological tissue, as contrasted with the transplantation of cells or scaffolds alone.

* Multiple Factors For Healing -- The human cells produce multiple growth factors and tissue matrix proteins, all of which the Company believes are important in the tissue repair process.

* Human Tissue -- The tissue matrix proteins naturally secreted by the cells consist of human collagens, glycosaminoglycans and other human proteins, rather than animal-derived matrix proteins, which may cause allergic or immune reactions which can occur in response to animal-derived matrix proteins.

* Safety Tested -- The human tissue materials used in the manufacture of the Company's products are extensively tested at independent laboratories for potential pathogens such as Hepatitis B and HIV. All final product is tested for sterility by performing United States Pharmacopeia (U.S.P.) sterility tests on each product's growth medium.

* Off-the-Shelf Products -- Medical research has shown that several tissues, including dermal tissue and certain cartilage tissue applications, are not subject to rejection by a recipient's body. These tissue engineered products may, therefore, be utilized as universal, permanent replacement products in such applications.

* Prolonged Shelf Life -- The Company's dermal products can be frozen for long-term storage. Similarly, it is expected that cartilage and some of the other tissues in development will be able to be cryopreserved for a long shelf life.

* Ease of Use -- The Company's dermal products are easy for surgeons to apply using routine surgical techniques. In addition, tissue engineered cartilage is being developed to be delivered in a single arthroscopic procedure.

PRODUCTS

     The Company has a number of therapeutic tissue products which are in various stages of commercialization, clinical trials, preclinical studies and research. Currently, its primary product focus is directed toward skin (for burns and ulcers), orthopedic cartilage and cardiovascular products. In addition, based on available resources, clinical results, markets and other cost benefit considerations, the Company intends to bring other potential products to market in the future. The following table summarizes the potential applications and status of these therapeutic products.



      PRODUCT                 THERAPEUTIC INDICATION                 STATUS(1)(2)
      -------                 ----------------------                 ------------

BURNS:
  Dermagraft-TC          Temporary covering for severe burns         Market
  Dermagraft-TC          Partial thickness burns                     Physician IDE
  Dermagraft-Burns       Dermal replacement for severe burns         Pilot clinical
  Dermagraft-Epidermis   Full thickness skin replacement for burns   Pilot preclinical

SKIN ULCERS:
  Dermagraft-Ulcers      Dermal replacement for diabetic foot        PMA submitted (3)
                           ulcers
  Dermagraft-Ulcers      Dermal replacement for pressure ulcers      Pilot clinical
  Dermagraft-Ulcers      Dermal replacement for venous ulcers        Pivotal clinical

ORTHOPEDICS:
  Articular Cartilage    Repair of articular surfaces in joints      IDE submitted
  Meniscal Cartilage     Meniscal repair and replacement             Pilot preclinical
  Ligament               Ligament repair or replacement              Pilot preclinical
  Tendon                 Tendon repair or replacement                Pilot preclinical
  Bone                   Bone grafting                               Pilot preclinical

CARDIOVASCULAR:
  Blood Vessels          Blood vessel replacements                   Pilot preclinical
  Heart Valves           Heart valve replacements                    Pilot preclinical
  Stents                 Restenosis prevention                       Research

OTHER THERAPEUTIC TISSUES:
  Reconstructive Applications -
    Cartilage            Facial reconstruction                       Pilot preclinical
    Bone                 Facial reconstruction                       Pilot preclinical
    Dermagraft           Scar revision and temporary wrinkle removal Research
  Liver                  Bridge to transplantation or replacement    Pilot preclinical
  Bone Marrow            Universal bone marrow replacement           Pilot preclinical
  Pancreas               Metabolically active tissue for
                           transplantation                           Pilot preclinical
  Gastrointestinal       Replacements/patches for gastrointestinal
                           tract                                     Pilot preclinical
-----------------

(1) A "pivotal clinical" trial denotes a human trial intended to support an application to the FDA for approval to market a product. A "pilot clinical" trial denotes a human trial intended to evaluate a product's safety and efficacy prior to beginning a pivotal clinical trial. A "physician IDE" denotes limited human trials performed by a physician to gain product experience in new or existing indications of a product. A "pivotal preclinical" trial denotes an animal trial intended to support an application to the FDA for approval to commence human clinical trials. "Pilot preclinical" trials denote animal trials intended to evaluate a product's characteristics prior to beginning pivotal preclinical trials. "Research" denotes product development prior to studies in animal models.

(2) See "Burn Products," "Skin Ulcer Products," "Orthopedic Products" and "Cardiovascular Products" with respect to those programs that are being advanced, and those programs that may be advanced subject to the availability of additional resources.

(3) The Company is currently enrolling fifty patients into a confirmatory trial which will be submitted as an amendment to the marketing applica-tion. See "Skin Ulcer Products - Diabetic Foot Ulcers."

BURN PRODUCTS

     Although there have been many advances in the care and treatment of severely burned patients, available alternatives remain fairly limited and success is highly dependent on the skills of burn surgeons and nurses. As a result of the need for improvements in patient care and the ability to closely monitor product performance, the Company selected severe burns as the target for its first therapeutic use of the Company's tissue engineering technology. In addition, dermal tissue has several advantages over other tissues or organs in that it is grown from fibroblasts, which are both readily available and not subject to rejection by the body. The Company's burn products are also regulated as devices and, therefore, are generally subject to a shorter regulatory approval process than biologics. See "Government Regulation."

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

     In extensive partial thickness burns in which both the epidermis and dermis have not been destroyed grafting is not required. In partial thickness burns the effort is to close the wound as quickly as possible to reduce pain, the incidence of infection and scarring. Partial thickness burns are generally treated with antimicrobial agents, the most common being silver sulfadiazine which is applied topically. Dressings are generally changed one or two times a day. At each dressing change the surgeons will typically debride the wound.

     BURN MARKET. Of the approximately 70,000 burn patients hospitalized annually in the United States, up to 13,000 are severely burned and require skin grafts. Initially, the Company's Dermagraft-TC and Dermagraft-Burns would be expected to address the approximately 1,500 severely burned patients requiring skin grafts with burns exceeding twenty percent of body surface area. The Company estimates the total initial United States market opportunity for this indication to be approximately $30 million. The Company believes it may be able to expand into partial thickness burns and, if additional benefits such as reduced scarring and a lower risk of disease transmission are realized, may be able to address full thickness burns involving less than twenty percent of body surface area.

     DERMAGRAFT-TC. Patients with extensive full thickness burns have only a limited amount of undamaged skin which can be used as donor sites for autografts. This shortage of donor sites prevents rapid closure of the burn wounds leaving the patient susceptible to infections and fluid loss, both of which can be life-threatening. When sufficient autograft is not available, human cadaver skin is often used as a temporary covering for excised burns. However, cadaver skin may transmit infection and is immunologically rejected generally within several weeks of application. As a result, the patient may require additional surgical procedures to cover the wound, increasing the overall cost of treatment. Rejection can also give rise to complicating infections of the burn wounds. In addition, repeated applications of cadaver skin can cause more rapid rejection. Removal of cadaver skin prior to autografting can be difficult and cause significant bleeding.

     As an alternative to human cadaver skin, the Company has developed Dermagraft-TC. Dermagraft-TC consists of Dermagraft dermal tissue with an ultra-thin synthetic covering that acts as a temporary epidermis which helps to retain fluids and prevent infections of the wound bed. As with cadaver skin, Dermagraft-TC must ultimately be removed from the wound bed prior to grafting. However, the Company believes that Dermagraft-TC offers significant advantages over cadaver skin. Cadaver skins has a host of limitations, such limited availability, the potential for immunological rejections that necessitate repeat applications, significant bleeding and inflammation of the wound bed and the potential for disease transmission. However, the human tissue materials used in the manufacture of Dermagraft products, including Dermagraft-TC, are extensively tested for potential pathogens such as Hepatitis B and HIV.

     In March of 1997, the FDA gave the Company approval under its expedited review process to begin commercial sales of Dermagraft-TC in the United States for use as a temporary covering for severe burn wounds. The approval followed the recommendation of an independent panel of outside experts convened by the FDA. The panel's recommendation was based on a pivotal clinical trial which demonstrated that Dermagraft-TC was successful in adequately preparing the wound bed for successful autografting, performing equal to or better than the cadaver skin control (p value < 0.0001). In addition, Dermagraft-TC performed significantly better than the control with respect to important secondary endpoints such as ease of removal, amount of excision required, amount of bleeding upon excision and overall satisfaction rating as a temporary covering among clinical investigators (p value < 0.05). Under the approval, the Company is to conduct post-marketing surveillance to generate additional information relative to infection rates.

     In an ongoing pilot clinical trial under a physician's IDE, Dermagraft-TC is being evaluated as an alternative to silver sulfadiazine in the treatment of patients with limited to moderate partial thickness burns. In the trial, Dermagraft-TC is affixed to the burns with adhesive strips and remains until the wound is closed. Dermagraft-TC is being compared to silver sulfadiazine with twice daily dressing changes and wound debridement per the burn center's standard practice. Although limited, in results reported to date in seven patients, Dermagraft-TC has shown a substantially reduced time to 90% healing or epithelialization (p value = 0.002), less than half the time to heal with the silver sulfadiazine control treatment. Dermagraft-TC may offer several advantages in the treatment of partial thickness burns. As compared to silver sulfadiazine, Dermagraft-TC could eliminate the pain, time and cost associated with once or twice daily dressing changes and debridement. More rapid healing would also reduce the costs and time associated with treatment. In addition, accelerated healing could potentially improve the quality and reduce the hypertropic scarring often seen in these burn wounds.

     The Company also has an agreement with Battelle, a contract research laboratory, and the U.S. Army Institute of Chemical Defense to begin preclinical feasibility testing of Dermagraft-TC in the treatment of chemical burns. In this preclinical study, Dermagraft-TC and cadaver tissue will be placed on chemical wounds for a period of two weeks, followed by autografts over the sites. The study is designed to determine if Dermagraft-TC will adhere as well as cadaver skin and that subsequent autografts take over the Dermagraft-TC sites. The feasibility study is expected to continue through 1997. FDA approval will be required before Dermagraft-TC could be made available to the military for use in treating chemical burns.

     Dermagraft-TC is a new treatment alternative and is the first therapeutic product to be commercially introduced by the Company. As such, the Company faces certain risks and uncertainties in the commercialization of such product, including the risk that the Company will not be able to manufacture commercial quantities of Dermagraft-TC at a reasonable cost, successfully market the product for its approved indication, gain marketing approvals for any additional indications or in any additional countries, or gain any significant degree of market acceptance of Dermagraft-TC. See "Manufacturing and Supply," "Sales and Marketing" and "Competition."

     DERMAGRAFT-BURNS. The Company also developed a Dermagraft product ("Dermagraft-Burns") to provide a supporting dermal replacement in the treatment of severely burned patients. The Company believes that Dermagraft-Burns could potentially offer many benefits over current burn treatment options.

* Stronger attachment -- Skin grafts lacking a dermal component often have an insufficient base for attachment of the epidermis, leaving the patient with a poorly anchored skin graft that is fragile and prone to blistering. Dermagraft-Burns supplies a dermal base upon which epidermis can attach and grow, and is therefore expected to produce a more durable epidermal attachment.

* Thinner grafts -- Dermagraft-Burns may allow surgeons to use thinner autografts that consist primarily of epidermis, thus sparing the dermis at the patient's donor sites. Thin-graft donor sites have been shown to heal more quickly with less discomfort to the patient and with signifi-cantly better cosmetic and functional results. For larger burns which require multiple surgical procedures, more rapid healing of donor sites would also allow the surgeon to harvest grafts more frequently, thereby shortening the patient's overall hospital stay.

* Reduced scarring -- Scar formation in normal wound healing is, in part, a consequence of insufficient dermis. By providing a dermal surface beneath meshed autografts, Dermagraft-Burns may reduce scarring at the burn site, thereby improving cosmetic appearance and functional outcome.

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

     To avoid competing for enrollment with the pivotal trial of Dermagraft-TC, and in consideration of the Company's resources, no patients have been enrolled in the Dermagraft-Burns trials since mid-1994. At this time, the Company is focusing it resources on Dermagraft-TC and cannot predict when or if it will continue clinical trials of its Dermagraft-Burns product.

     DERMAGRAFT-EPIDERMIS. The Company has explored a variety of concepts involving a Dermagraft product for burns providing both an epidermal and a dermal layer, that could be used as a full thickness skin replacement. Research has been performed using modifications of the Company's current burn products in combination with a patient's own epidermal cells. Epidermal cells can be expanded into sheets from a small specimen of the patient's skin using a variety of published techniques, and are now sometimes used in patients whose burns are so extensive that sufficient autograft skin cannot be harvested. However, cultured epidermal sheets lack dermal support.

     Although the Company has continued to evaluate alternatives for a full thickness burn product, it has not devoted substantial resources to this investigation over the past year. The Company cannot predict with any certainty at this time whether it will choose to devote resources to a full thickness burn product in 1997 or elect to advance any specific alternative for a full thickness burn product.

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

     Traditionally, there have been two approaches to skin ulcer treatment. The most common treatment for less advanced ulcers is to allow normal healing to occur by using dressings and topical medications to protect the wound.
Even when successful, this therapy can require many months of repeated treatments to achieve healing. The second approach utilizes conventional skin grafts and is typically used for more advanced skin ulcers. The difficulty of healing donor sites and the risks associated with general anesthesia in the elderly, who suffer the large majority of chronic skin ulcers, often prevents the use of skin grafts. Both treatment approaches have a high failure rate. The Company has developed Dermagraft-Ulcers, a bioengineered, human dermal skin replacement, to treat three types of skin ulcers: diabetic ulcers, pressure ulcers and venous ulcers.

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

     Approximately 800,000 diabetics in the United States suffer from chronic, non-healing diabetic foot ulcers each year, 400,000 of which represent the Company's initial target market. It is estimated that diabetes leads to over 55,000 limb amputations annually in the United States. Based on data from outside sources, it is estimated that the total United States market for treating diabetic foot ulcers exceeds $1 billion. In addition, it is estimated that approximately 1,500,000 patients are affected by pressure ulcers and approximately 500,000 patients are diagnosed with venous ulcers in the United States each year.

     DIABETIC FOOT ULCERS. Many diabetic patients experience circulatory deficiencies and decreased nerve sensation in their legs and feet, which prevent them from shifting their weight in response to wound-provoking pressure. The patient may be unaware of some injuries and can leave wounds unattended for days, resulting in an ulcer. Once the ulcer forms, it may heal poorly due to the effects of diabetes on normal healing processes. Unhealed diabetic ulcers can result in gangrenous infection that may lead to amputation of the limb.

     In December 1996, the Company submitted, and in February 1997 the FDA accepted for filing under its expedited review process, a PMA application requesting approval to market Dermagraft for the treatment of diabetic foot ulcers. The PMA submission was based on results of a pivotal clinical trial, as described below, in which Dermagraft within a therapeutic range, or dose, was shown to be significantly more effective in achieving complete healing and in reducing time to healing than the standard of care used in the control treatment. Currently, an additional fifty patients are being enrolled to confirm the equivalence of Dermagraft product produced in this therapeutic range and according to final commercial specifications. Data from this confirmatory clinical trial will be submitted as an amendment to the PMA application.

     In late 1994, under a supplement to its IDE, the Company was given approval to enroll up to 250 patients in twenty centers in the United States in a single blinded and randomized pivotal clinical trial. In January 1996, to insure a sufficient number of evaluable patients in the treatment, the FDA approved the enrollment of up to an additional fifteen to twenty-five patients in each of the treatment and control groups in the trial. In this pivotal trial, each patient in the treatment group received a dosing regimen of one piece of Dermagraft per week for up to eight weeks. The primary endpoint of the trial, complete wound closure, was evaluated over a period of twelve weeks. Patients in the trial are also being followed for a total of thirty-two weeks to assess safety and any Dermagraft effect on reducing recurrence.

     A total of 281 patients were enrolled in the pivotal clinical trial, resulting in 240 evaluable patients, all of which are to be included in evaluating the safety of Dermagraft. As discussed above, the PMA submission is based on the efficacy of Dermagraft falling within a therapeutic range identified from the clinical trial. Patients receiving Dermagraft product within this therapeutic range represented a majority but not all the evaluable patients in the trial. In the trial, product falling within the therapeutic range produced a statistically significant improvement in the primary endpoint, complete wound closure (p value = 0.01). In addition, these patients achieved complete healing faster (p value = 0.01).

     In April 1996, the Company entered into a fifty-fifty joint venture with Smith & Nephew (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft for the treatment of diabetic foot ulcers. As part of its global marketing strategy, the Dermagraft Joint Venture is working to gain approval in other countries in North America, Western Europe and the Pacific Rim. See "Collaborations and Strategic Alliances."

     The Company is also in the processes of completing a clinical trial in France for Dermagraft-Ulcers in the treatment of diabetic foot ulcers. The French government has helped to fund the trial and has adopted a new regulatory designation which the Company believes may facilitate the commercialization and reimbursement of the Company's tissue engineered products. If successful, safety and efficacy from both the French and United States trials will be used to support an application for marketing approval from the French government.

     There can be no assurance given that the Company's enrollment of additional patients in the United States will not delay the evaluation of the PMA or change the outcome of the pivotal clinical trial on which the PMA was based, that the FDA will concur with the Company's analysis or conclusion regarding the data obtained from such trial, or that Company will ultimately gain FDA approval or approval in any other country to commercialize its Dermagraft-Ulcers product. See "Government Regulation." In addition, if the Company does successfully gain approval or is able to introduce its Dermagraft-Ulcers products into certain countries where it is not currently regulated, there can be no assurance that the Company will be able to manufacture commercial quantities of its Dermagraft-Ulcers product at a reasonable cost, that the Dermagraft Joint Venture will successfully market the Dermagraft-Ulcers product or that the Dermagraft-Ulcers product will gain any significant degree of market acceptance. Failure of the Company to gain FDA approval to commercialize its Dermagraft-Ulcers product in a timely manner, or if approved, to achieve significant market acceptance of such product would have a material adverse effect on the Company's business, financial condition and future results of operations. See "Stage of Product Development," "Third Party Reimbursement," "Manufacturing and Supply," "Sales and Marketing" and "Competition."

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

     During 1994, the Company completed a pilot clinical trial of fifty patients segregated into three dosing groups and one control group. The group showing the best results received two pieces of Dermagraft-Ulcers every two weeks for a total of eight pieces. Wound closure was evaluated over a period of twelve weeks. Complete wound healing was achieved in 46% of these patients as compared to 25% in the control group. Although the Company believes the results from the pilot trial to be encouraging, it does not currently expect to initiate a pivotal clinical trial of Dermagraft-Ulcers until additional resources become available. The Dermagraft Joint Venture has a first right of refusal to develop this indication of Dermagraft-Ulcers.

     VENOUS ULCERS. Venous ulcers result when damage to the valves of the deep leg veins reduces their ability to return blood to the upper body, leading to pooling of blood in the legs and subsequent breakdown of the skin. Venous ulcers that do not respond to medical treatment often must be closed surgically by the use of skin grafts.

     The Company received FDA approval and began a pilot clinical trial with a single application of Dermagraft-Ulcers in October 1991. Based on the pilot trial, a pivotal clinical trial of a single application of the Dermagraft-Ulcers product began in February 1993. Enrollment of 210 patients in the clinical trial was completed in November 1993. Patients in the trial were tracked for a period of twenty-four weeks to evaluate wound closure. An interim analysis was completed in April 1994 in order to determine whether the number of patients enrolled would be sufficient to prove efficacy. This interim analysis indicated there were no significant differences between the patients in the control group and those treated with a single dose of Dermagraft-Ulcers.

     Analysis of the six-month follow-up data from patients in the venous ulcer trial did, however, show a statistically significant (p<0.05) difference in the recurrence rate of Dermagraft-treated patients (6%) versus control patients (20%). As noted above for diabetic foot ulcers, an important goal in the treatment of chronic skin ulcers is to prevent the recurrence of the wound, which both lowers the cost of treatment and improves overall patient care. The Company has also investigated the potential application of multiple doses of Dermagraft-Ulcers in the treatment of venous ulcers, however its evaluation of cost benefit information indicates that multiple doses may not be cost effective.

     Although the Company does not currently intend to pursue the use of Dermagraft-Ulcers as a treatment to reduce the recurrence of venous ulcers, it may do so in the future based on further cost benefit analysis and subject to the availability of resources. The Dermagraft Joint Venture has a first right of refusal to develop this indication of Dermagraft-Ulcers.

ORTHOPEDIC PRODUCTS

     Many of the product development and manufacturing systems developed by the Company for its existing skin products apply to the growth of orthopedic tissues. The Company believes that its core technology and proprietary manufacturing systems allow regulation of critical environmental factors, including oxygen tension, pressure and media composition, that may provide the necessary conditions for the production of a high tensile-strength cartilage capable of withstanding the high shear and load forces present in human joints. Similar to the skin, the Company believes, and scientific research supports, that tissue engineered cartilage products will be non-immunogenic. In addition, orthopedic applications of tissue engineered products are numerous, justifying the commitment of resources and providing potential for a substantial economic return.

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

     The Company is developing its orthopedic cartilage products through its joint venture with Smith & Nephew (the "Cartilage Joint Venture"). See "Collaborations and Strategic Alliances." The joint venture also has a right of first negotiation to develop other tissue engineered products for orthopedic applications such as ligament, tendon and bone.

     ORTHOPEDIC MARKETS. In the United States each year, there are over 1.2 million arthroscopic procedures of the knee performed, including procedures involving articular cartilage, meniscus and ligaments. By intervening early in the degenerative process, the Company hopes to delay or perhaps even avoid some of the 230,000 total knee replacement surgeries performed annually in the United States. There are an additional 400,000 arthroscopic procedures performed each year in the United States in joints such as the shoulder, elbow, wrist, hip and ankle which could also be candidates for the Company's articular cartilage products.

     ARTICULAR CARTILAGE. Articular (joint) cartilage covers the opposing surfaces of all moving joints in the body. Even small defects in the articular cartilage can cause pain and restriction of joint motion. These defects greatly increase the probability of degenerative cartilage problems, such as arthritis, later in life. The primary treatment for these articular defects is to trim away intruding cartilage fragments via arthroscopy which increases joint mobility but does not prevent long-term degenerative changes. Injuries resulting from sports trauma are a common cause of these cartilage defects. To the Company's knowledge, other than autologous transplants of the patient's own cells, there are no commercially available products either synthetic or natural which can replace damaged cartilage in the human body. Tissue engineered articular cartilage could provide a significant opportunity to treat patients at an earlier stage of joint degeneration, thereby delaying, or in some cases eliminating, the need for total joint replacements. Products to repair articular cartilage may ultimately be used in any joint in the body, such as knees, shoulders, elbows, wrists, hips and ankles.

     In December 1996, the Company, as part of the Cartilage Joint Venture with Smith & Nephew, submitted an IDE requesting approval to begin a human pilot clinical trial with human tissue engineered articular cartilage for the repair of articular surfaces in knee joints. The Company is in the process of preparing additional information as requested by the FDA with respect to the IDE. If approved by the FDA, the Company anticipates the pilot trial would begin in the second half of 1997.

     The IDE submission is based on a preclinical safety study using a small animal model. Through nine months of follow-up, no adverse events were observed with the product indicating the safety of the implant Additionally, significant improvement in the repair of defects was observed in grafted versus ungrafted control sites (p value < 0.02). The grafted tissue had significantly more hyaline-like appearance, greater content of sulfate glycosaminoglycans and smoother articular surface as compared to the untreated defects. These results have demonstrated the safety of the product and also that the repair tissue is of better quality and more closely resembles adjacent normal tissue than allowing the defects to heal by natural processes. The Cartilage Joint Venture has also performed a normal healing study using a large animal model. The results of this study thus far have demonstrated that untreated defects heal with scar tissue, as has been shown in humans, and, therefore, the model may be representative of the effects of tissue engineered cartilage on progression of degenerative joint diseases.

     MENISCAL CARTILAGE. The meniscus is a cushion that acts as a shock absorber in the knee which is frequently damaged or destroyed by sports injury or other trauma. Current repair procedures for avascular meniscal injuries have limited success in producing a long-term repair. The Company believes that its tissue engineering approach could offer a benefit in the repair and eventual total replacement of the meniscus. The Cartilage Joint Venture has conducted collaborative preclinical studies with scientists under a sponsored research program which has shown that successful repair was achieved using tissue engineered meniscal allografts, in comparison to failure to heal in a control group. In pilot preclinical studies, further sponsored research performed at Children's Hospital in Boston ("Children's Hospital") showed that tissue engineered meniscus can be generated and may be used for total meniscal replacement.

     LIGAMENT/TENDON. Frequently, sports injuries involve damage to ligaments and tendons, particularly injury to the anterior cruciate ligament. The Company has successfully utilized degradable polymers shaped into tendon-like structures combined with fibroblasts to engineer a living ligament. Research work on the optimization of this technique for replacement of ligament and tendon is continuing in collaboration with scientists at the Massachusetts Institute of Technology ("MIT") and Children's Hospital. Through this sponsored research, the Company is exploring growth conditions that may allow it to grow tissue engineered ligament and tendon with biomechanical properties similar to those found in human body.

     BONE. In collaboration with researchers at MIT and Children's Hospital, the Company has successfully grown tissue engineered bone. Research has shown that three-dimensional bone grown ex vivo secreted extracellular matrix proteins and retained biomechanical properties analogous to those tissues in the human body, eliminating the need for extracting bone from other areas of the patient's body. The use of tissue engineered bone to replace long bones, such as the femur, has been successful in preclinical studies.

CARDIOVASCULAR PRODUCTS

     Cardiac fibroblasts are closely related to the dermal fibroblasts the Company uses to manufacture its existing skin products; therefore, many of the methods and systems developed by the Company for these products may be applicable to the growth of cardiac fibroblasts as well. Although additional research must be performed, the Company also believes it may be possible to use dermal fibroblasts in place of cardiac fibroblasts in tissue engineered products for cardiovascular applications. In addition to the cardiac fibroblasts, the interior of blood vessels, and the valves and chambers of the heart, are lined with endothelial cells. Matrix proteins and growth factors secreted by fibroblasts may induce endothelial cell migration, which is important to avoid clotting and the build up of plaque, or atherosclerosis. The Company believes its cardiovascular products will be regulated as medical devices, similar to its skin and cartilage products.

     CARDIOVASCULAR MARKET. According to the American Heart Association, over 900,000 Americans die each year from cardiovascular disease. Approximately 60 million people suffer from some form of the disease. An aging population is likely to increase the incidence of these diseases and the need for cost effective treatments in the future. While there are many effective treatments for these patients, there are also many problems to be overcome such as biocompatibility, durability and availability. Tissue engineered cardiovascular products, such as heart valves, blood vessels and stents, may potentially solve some of these issues. Each year, over

60,000 prosthetic heart valves are implanted and over 430,000 vascular graft procedures are performed in the United States.

     BLOOD VESSELS. Vascular grafts are used to repair or replace segments of arterial and venous blood vessels that are weakened, damaged or obstructed due to trauma or disease such as aneurysms and atherosclerosis. Grafts are either autografts (the patient's own veins or arteries), prosthetic grafts made of synthetic materials such as polyesters or other composite materials, or non-viable preserved biological tissue from cadavers or other species. The harvesting of autografts requires extensive surgery which is time consuming, costly and traumatic. In addition, patients requiring multiple bypass surgeries may not have enough suitable vessels to harvest. Cyropreserved allograft veins from cadavers are sometimes used, but availability is limited and patency rates are lower than autograft vessels. Prosthetic vascular grafts are generally used for large or medium diameter (>6mm) grafts as small diameter synthetic grafts have generally demonstrated poor performance. Prosthetic vascular grafts often show insufficient tissue integration and re-endothelization. Problems associated with small diameter synthetic grafts include stenosis (or a narrowing), pseudoaneurysm formation, and acute occlusion due to platelet aggregation.

     Many companies are attempting to develop small diameter vascular grafts (3mm to 5mm) with characteristics similar to biological grafts. These companies are employing a variety of technologies to reduce thrombosis and promote a rapid ingrowth of tissue such as different weaves and knits, chemical coatings and gelatins, and freeze drying. Advanced Tissue Sciences' research has focused on using specialized polymer constructs, bioreactor design and colonization techniques to create a completely human vessel. Bioreactors have been developed to generate the cyclical radial pressure similar to that encountered in the body to stimulate the cells to align concentrically, absorbing stress as in a normal vasculature and to establish a configuration native to blood vessels. This should allow the cells to secrete the matrix proteins in a manner more likely to withstand the pressure the vessel will be exposed to in vivo. These matrix proteins, along with various growth factors which are naturally secreted by the grafts, should also induce endothelial cell migration and tissue remodeling.

     The Company, through a collaboration with The Georgia Institute of Technology ("Georgia Tech"), has performed biomechanical property tests and immunohistochemical analysis of the bioengineered blood vessels demonstrating an increase in tissue strength over time in culture and the synthesis of elastin and other matrix proteins, both of which are essential to blood vessel formation and function. In addition, through sponsored research MIT and Children's Hospital, feasibility studies have been performed with a small diameter (3.0mm to 3.5mm) bioengineered blood vessel. These bioengineered blood vessels were created by seeding a synthetic biodegradable tube with fibroblasts and several other cells types. The blood vessels have been implanted into large animal models and have shown normal function up to eight weeks. The tissue engineered blood vessels have also been easy to handle and suture.

     HEART VALVES. The valves open and close with every beat of the heart. When a valve becomes damaged or diseased, the heart must work harder to pump the same volume of blood. As the condition worsens, the valve has to be replaced. Currently, either mechanical or porcine valves are used to replace the native human valves; however, each has its drawbacks. With mechanical valves, patients are required to take anticoagulant medication for the rest of their lives to reduce the likelihood of thromboembolic events (i.e., blood clots). Porcine valves have problems with durability and calcification, frequently requiring additional and costly surgery to implant replacement valves.

     During 1996, the Company continued preclinical studies to develop tissue engineered valves on synthetic scaffolds under sponsored research performed by researchers at MIT and Children's Hospital. Preclinical trials demonstrated the feasibility of utilizing tissue engineering to create heart valves using a three-dimensional biodegradable scaffolding. In these feasibility studies, tissue engineered valve leaflets were created by seeding a synthetic biodegradable fiber matrix with fibroblasts, endothelial and other cells. The tissue engineered leaflets were then implanted in large animals which were followed for up to eleven weeks. The leaflets tolerated surgical handling and sutures, and were found to increase in size to accommodate for valve growth over the period of implant. Additionally, the valve exhibited no evidence of stenosis and had trivial, clinical insignificant, regurgitation. Total protein and collagen analysis showed the development of an extracellular matrix, including elastin, and histologies of the constructs resembled native tissue.

     STENTS. Stents are generally synthetic materials that are inserted in a vessel after angioplasty (the mechanical removal of an occlusion by the insertion and inflation of a balloon catheter) in an attempt to prevent restenosis or re-occlusion of the vessel. Without stent intervention approximately 40% of patients will experience restenosis of the vessel within
two years of plaque removal.   Using a living, bioengineered stent comprised
of healthy human cells could potentially provide a more stable vascular lining, thereby preventing or reducing thrombosis or restenosis.

OTHER THERAPEUTIC TISSUES

     Many other organ tissues have been successfully grown using the Company's technology that could potentially be developed into therapeutic products. Commercialization of these or other tissues, such as pancreas, gastrointestinal and blood/brain barrier tissues, is dependent on a number of factors, including the Company's assessment of each tissue type's market potential and the availability of sufficient resources, either internally or through collaborations with future corporate partners.

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

     BONE. An engineered bone tissue, under collaborative development with scientists at MIT and Children's Hospital, could be useful in joint replacement, bone grafting and facial bone reconstruction. Scientists have shown that three-dimensional bone grown in vitro secreted extracellular matrix proteins and retained biomechanical properties analogous to those tissues in the human body, eliminating the need for extracting bone from other areas of the patient's body. Research has also advanced in the growth of bone/cartilage composites which could offer additional solutions to reconstructive surgery. Studies have shown that full thickness cranial bone defects in animals can be corrected by implantation of tissue engineered bone. Scientists at Children's Hospital have also been successful in using tissue engineering to make complete joints consisting of bone, cartilage and ligaments and, in addition, have successfully replaced long bones, such as the femur, in preclinical studies.

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

     SKIN2(R) LABORATORY TESTING KITS. During 1996, the Company manufactured and sold its Skin2 in vitro laboratory testing kits containing compartmentalized squares of living human skin tissue to cosmetic, petrochemical, household product and pharmaceutical companies to test products for cytotoxicity, irritancy, corrosivity and phototoxicity. In September 1996, the Company announced that it was discontinuing the sale of its Skin2 product line and focusing all of its resources on its therapeutic programs. Although the Company was a leader in the in vitro testing business and continuously broadened applications of its products, the market for in vitro laboratory testing products was evolving too slowly for the Company to continue to devote its resources to this business.

STAGE OF PRODUCT DEVELOPMENT

     Although Dermagraft-TC has been approved for commercial sale and Dermagraft for the treatment of diabetic ulcers is in advanced stages of pivotal clinical trials, the remainder of the Company's other products are at earlier stages of research, development and testing. These products will require significant additional research and development, including extensive preclinical and clinical testing, and regulatory approvals prior to commercialization. All of the Company's products are subject to the risks of failure inherent in the development of products based on innovative technologies. Such risks include the possibilities that any or all of these products are found to be unsafe or ineffective or otherwise fail to receive necessary regulatory approvals, that products are uneconomical to market, that third parties may hold proprietary rights that preclude the Company from marketing its products, or that the Company's products fail to achieve market acceptance in light of competing technologies and products. See "Products," "Patents and Proprietary Rights," "Competition" and "Government Regulation."

THIRD PARTY REIMBURSEMENT

     The Company's ability to commercialize products successfully may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA, and by refusing, in some cases, to provide any coverage for uses of approved products for indications for which the FDA has not granted marketing approval. Initiatives to reduce the federal deficit and to reform health care delivery are increasing these cost containment efforts. As managed care organizations continue to expand as a means of containing health care costs, the Company believes there may be attempts by such organizations to restrict the use or delay authorization to use new products, such as those being developed by the Company, pending completion of cost/benefit analyses of such products by those managed care organizations.

     The Company has supported health economics studies and research and is developing cost offset or cost/benefit models with respect to its Dermagraft-TC and Dermagraft products in an effort to help obtain appropriate and adequate third party coverage and reimbursement for these products. However, these products are novel and as such are subject to inherent uncertainty in the area of reimbursement. There can be no assurance that adequate government or private payor coverage or levels of reimbursement will be available for any of the Company's products or for the Company to maintain price levels sufficient for the realization of an appropriate return on its investment in such products. Failure to obtain sufficient coverage and reimbursement levels for uses of the Company's products could have a material adverse effect on the market acceptance of such products.

PRODUCT LIABILITY

     The use of any of the Company's products, whether for commercial applications or during clinical trials, exposes the Company to an inherent risk of product liability claims in the event such products cause injury, disease or result in adverse effects. Such liability might result from claims made directly by health care institutions, contract laboratories or others selling or using such products. The Company currently maintains product liability insurance coverage; however, there can be no assurance that the level or breadth of any insurance coverage will be sufficient to fully cover potential claims. Such insurance can be expensive and difficult to obtain. There can be no assurance that adequate insurance coverage will be available in the future at an acceptable cost, if at all, or in sufficient amounts to protect the Company against such liability. The obligation to pay any product liability claim in excess of whatever insurance the Company is able to acquire could have a material adverse effect on the business, financial condition and future prospects of the Company.

     The Company's tissue repair and transplantation products are complex and must be manufactured under well-controlled and sterile conditions, in addition to meeting strict product release criteria. Any manufacturing errors or defects, or uncorrected impurity or variation in a raw material could affect the quality and safety of the Company's products. In such event, the Company could be required to undertake a market withdrawal or recall of the affected products. There can be no assurance a product recall will not occur. The cost of a market withdrawal or product recall could be significant and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Manufacturing and Supply."

COLLABORATIONS AND STRATEGIC ALLIANCES

     The Company's strategy for the development, clinical testing, manufacture and commercialization of certain of its proposed tissue replacement products includes entering into various collaborations with corporate partners, licensees and others. The Company has entered into a number of collaborative arrangements in connection with its product development activities.

     SMITH & NEPHEW PLC. In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft, the Company's tissue engineered dermal replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). Smith & Nephew is a worldwide health care company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue. The Dermagraft Joint Venture also has a right of first refusal to develop Dermagraft for several other indications, such as for pressure sores or venous ulcers. The Company has retained rights to develop Dermagraft for burns and for plastic and reconstructive surgery.

     Upon signing the agreement, Smith & Nephew paid the Company an up front fee of $10 million and agreed to pay the Company up to an additional $60 million on the achievement of certain milestones. As part of the agreement, Smith & Nephew has also agreed to loan the Company up to $10 million during 1997 at the Company's election. The companies have agreed to share equally in the expenses and revenues of the Dermagraft Joint Venture beginning January 1, 1997.

     A PMA application requesting approval to market Dermagraft for the treatment of diabetic foot ulcers was submitted in December 1996 and accepted for filing by the FDA under its expedited review process in February 1997. Currently, an additional fifty patients are being enrolled to confirm the equivalence of Dermagraft product produced in this therapeutic range and according to final commercial specifications. Data from this confirmatory clinical trial will be submitted as an amendment to the PMA application. Under the terms of the Dermagraft Joint Venture agreement, Advanced Tissue Sciences will be responsible for supervising the manufacturing of Dermagraft. Smith & Nephew's existing wound care sales force and distribution network in over ninety countries will be used to market the product. See "Products - Skin Ulcer Products."

     In 1994, Smith & Nephew and the Company entered into a separate fifty-fifty joint venture for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications (the Cartilage Joint Venture"). Under the agreement, Smith & Nephew is contributing the first $10 million in Cartilage Joint Venture funding and the Company has contributed certain technology licenses. Joint venture revenues and expenditures over the first $10 million will be shared equally by the partners. In addition, the Company has access to a $10 million loan from Smith & Nephew under pre-negotiated terms should it so elect to fund the Company's share of the joint venture's expenditures. The Cartilage Joint Venture also has the right of first negotiation to develop tissue engineered bone, tendon and ligament for orthopedic applications. Advanced Tissue Sciences has retained all rights to non-orthopedic cartilage applications.

     Under the terms of the Cartilage Joint Venture agreement, Advanced Tissue Sciences will be responsible for supervising the manufacturing of the cartilage tissue products. The joint venture will execute the research and development program, develop a worldwide marketing plan, and will utilize Smith & Nephew's established selling and distribution network to market the products. Smith & Nephew Endoscopy, a world leader in arthroscopy, is separately responsible for developing and manufacturing instrumentation that could be used for the arthroscopic insertion of the joint venture's cartilage products. The Cartilage Joint Venture's initial product development efforts are being focused on the repair or replacement of damaged articular and meniscus cartilage in knee joints. In December 1996, the Company submitted an IDE application to the FDA for approval to begin pilot clinical trial with human tissue engineered articular cartilage for the repair of articular surfaces in knee joints. See "Products - Orthopedic Products."

     ST. JUDE MEDICAL. In February 1994, the Company and St. Jude Medical entered into an agreement to pursue the joint development of tissue engineered heart valves. During the collaboration, the parties conducted a series of feasibility studies to evaluate applications of Advanced Tissue Sciences' tissue engineering technology to create or improve heart valve replacements by leveraging the knowledge gained with fibroblast-based products from Dermagraft. Although the feasibility studies were successful, in early 1996, St. Jude Medical elected not to enter into a licensing agreement for tissue engineered heart valves. St. Jude Medical indicated that it was focusing its research efforts on acellular product designs that encourage host cell ingrowth. During 1996, the Company funded the development of tissue engineered heart valves through sponsored research at Children's Hospital.

     UNIVERSITY OF FLORIDA/GENENTECH, INC. Under a license agreement entered into in November 1992, the Company obtained exclusive worldwide rights to a stem cell proliferation factor ("SCPF") from the University of Florida Research Foundation, Inc., an affiliate of the University of Florida. SCPF is believed to stimulate the growth of hematopoietic stem cells, the cells responsible for repopulating red blood cells and cells of the immune system. Under the license agreement, the Company is responsible for costs and maintenance fees related to the filing of patent applications arising out of the sponsored research and will be required to pay royalties on the sales of any patented, SCPF-related products. Subject to compliance with the terms of the agreement, the license extends for the life of certain SCPF-related patents. In October 1995, the Company entered into an Evaluation and Option Agreement granting Genentech Inc. ("Genentech") an option to license rights to SCPF. Under the agreement, Genentech had a one year option to exclusively license rights for in vivo applications of SCPF outside Asia. At the end of the option period, Genentech elected not to exercise the option.

     MASSACHUSETTS INSTITUTE OF TECHNOLOGY/CHILDREN'S HOSPITAL IN BOSTON. In connection with an acquisition in September 1992, the Company entered into sponsored research and license agreements with MIT and Children's Hospital. Under the research agreement, the Company agreed to sponsor research conducted at MIT and Children's Hospital for a minimum of $1 million per annum through 1997. The research agreement may be renewed annually for four additional years. Under the license agreement, the Company has rights to certain existing and future MIT and Children's Hospital patents and technology which relate to tissue engineering, organ transplantation and polymer science. The Company is responsible for patent application costs and the related maintenance fees applicable to inventions derived from the sponsored research.

     GEORGIA TECH. Georgia Tech is recognized as having a leading academic program in biomedical engineering. The Company has entered into a one-year research agreement providing for the investigation of the effect of fluid flow on chondrocyte metabolism. The relationship between the Company and Georgia Tech is further strengthened by the Company's participation in an internship program for students in the Bioengineering Program at Georgia Tech. In addition, the Company is an active member of the Georgia Tech Educational Partners Program.

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

     The Company is particularly dependent on Smith & Nephew with respect to the Dermagraft Joint Venture and the Cartilage Joint Venture. The failure or loss of that strategic alliance could have a material adverse effect on the Company's ability to successfully complete the development and testing of the products covered thereby or to successfully penetrate the markets for such products.

     The Company continually seeks and considers collaborative arrangements to obtain funding for the development of its products. Such arrangements may involve the issuance of additional equity or debt securities and marketing rights to the funding party. The Company may seek collaborative arrangements and separate funding for its programs which may include joint ventures, third party equity investments or other financing structures. There can be no assurance however that the Company will be able to negotiate additional collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be successful. To the extent that the Company chooses not to or is unable to establish such arrangements, it would experience increased capital requirements to undertake research, development and marketing of its proposed products at its own expense. In addition, the Company may encounter significant delays in introducing its proposed products into certain markets or find that the development, manufacture or sale of its proposed products in such markets is adversely affected by the absence of such collaborative agreements.

RESEARCH AND DEVELOPMENT

     The Company has invested a substantial portion of its resources into research related to the Company's core technology, the development and clinical trials of products related to such technology, and the development of manufacturing systems and processes. The Company has incurred research and development costs of $23,699,000, $18,498,000 and $16,459,000 in the years ended December 31, 1996, 1995 and 1994, respectively, of which approximately $3,564,000, $2,378,000, and $913,000 represent costs incurred for customer sponsored research. The Company expects to continue to incur substantial research and development costs related to its core technology, clinical trials of products related to such technology and the development of manufacturing processes and systems.

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

MANUFACTURING AND SUPPLY

     Advanced Tissue Sciences has and is continuing to develop proprietary manufacturing systems to produce the Company's tissue replacement products. These systems are intended to allow for the maintenance of sterility and result in the manufacture of highly reproducible living tissues. To date, the Company has constructed and validated a commercial facility for the manufacture of its Dermagraft-TC product. This manufacturing facility passed an FDA inspection in November 1996, as required before product approval for marketing. The Company is also in the process of expanding and validating its commercial scale manufacturing facility for Dermagraft. Both the Dermagraft-TC and Dermagraft products must be manufactured in compliance with the good manufacturing practices ("GMPs") requirements prescribed by the FDA. Any significant delays in the completion of validation or regulatory inspection could have a material adverse effect on the ability of the Company to ultimately market its products on a timely and profitable basis, and on the Company's ability to conduct its business.

     Each Dermagraft product is grown in a bioreactor which is being optimized to allow for the uniform growth, freezing, shipping and storage of the tissue. The manufacturing process has been designed to enable the Company to grow multiple pieces of tissue at the same time in a consistent growth environment. The Company worked with Fluor Daniel, Inc. in the design, fabrication and installation of commercial scale process systems for the manufacture of the Dermagraft products. The Company believes much of the design of the Dermagraft manufacturing process could be useful in manufacturing other tissue replacement products as well.

     Although most of the raw materials used in the manufacture of the Company's Dermagraft products are available from more than one supplier, changes in certain critical components (such as the polymers used in Dermagraft) could cause the FDA to require the Company to prove equivalency of the materials or potentially to modify or perform additional clinical trials for the Dermagraft products, which could have the effect of postponing the completion of clinical trials associated with that product or of restricting product available for sale. To date, the Company has not experienced difficulty in obtaining necessary raw materials.

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

     Although the Company has not experienced difficulty acquiring these materials for the manufacture of its Dermagraft products for clinical trials, no assurance can be given that interruptions in supplies will not occur in the future or that the Company would not have to obtain substitute vendors for these materials. Any significant supply interruption would adversely affect the Company's clinical trials as well as its product development and marketing programs. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture products.

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

SALES AND MARKETING

     Dermagraft-TC is being marketed through a direct sales force in the United States where the markets are concentrated in specialized trauma units or burn centers. Eighty of the approximately 140 specialized trauma units and burn centers in the United States treat approximately seventy-five percent of all burn patients. The Company is in the process of determining whether it will market Dermagraft-TC with a direct sales force, due to the highly concentrated nature of the market, or through individual distributors in Europe and other foreign markets. Working with burn experts, the Company has also developed reimbursement strategies and financial impact analyses for use in the marketing of Dermagraft-TC.

     The Company estimates that there are approximately 800,000 diabetic foot ulcer patients treated each year in the United States. More than half of those ulcer patients are treated by podiatrists, with approximately ten percent of all podiatrists accounting for the treatment of over forty percent of these patients. Dermagraft for diabetic foot ulcers will be marketed by Smith & Nephew through the Dermagraft Joint Venture. The Company believes that doctors and third party payors recognize the high cost of treating diabetic foot ulcers. An economic model supporting the product's cost effectiveness is expected to be available at the time of commercial introduction. See "Collaborations and Strategic Alliances."

     Achieving marketing acceptance for the Company's products will require a substantial commitment of the Company's financial and personnel resources. The Company's ability to achieve market acceptance of its Dermagraft-TC product will also depend on its ability to establish an effective internal sales and marketing organization. Neither the Company or its joint venture partner has direct experience selling, marketing or obtaining reimbursement for selling tissue engineered products such as the Dermagraft products and, accordingly, there can be no assurance that the Company or its joint venture partner will be successful in these efforts.

PATENTS AND PROPRIETARY RIGHTS

     The Company's ability to compete effectively will depend, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes. The Company relies on patents, trade secrets and know-how to maintain its competitive position. To date, the Company owns eighteen issued patents in the United States. In addition, fourteen foreign counterparts to some of the United States patents have issued in several foreign countries. The United States patents expire at various times between 2005 and 2014.

     In October 1990, the Company received a United States patent on its core technology. This product patent covers three-dimensional living stromal tissue produced by culturing stromal cells in vitro on a biocompatible framework. The stromal tissue provides the growth factors and structural proteins used in the Company's three-dimensional matrix to grow organ tissues. This patent expires in October 2007. In September 1995, the Company was granted a corresponding patent by the European Patent Office covering a three-dimensional stroma tissue and its use to grow skin, bone marrow and liver tissue. The patent will expire in October 2012.

     In November 1993, the Company received a United States patent relating to Dermagraft, covering both three-dimensional dermal tissue and full thickness skin tissue cultured on living stromal tissue prepared in vitro and, in August 1995, received a patent covering the growth and implantation of its Dermagraft dermal skin replacement. These patents expire in November 2010 and August 2012, respectively. In October 1995, a United States Patent was issued relating to Dermagraft-TC. This product patent covers a variety of transitional burn coverings which use a synthetic membrane with an attached dermal component. This patent will expire in October 2012.

     In 1996, nine patents were issued in the United States relating to the core patent covering various human cell types. These patents allow for a variety of tissue engineered products that may be used for therapeutic applications. These patents will expire in 2013. Additionally, in February 1997, a patent covering a protein to accelerate skin wound healing was issued to the Company. This patent will expire in February 2014.

     Two United States patents have been issued relating to the Company's laboratory testing kits. These patents cover the use of a variety of living tissues produced by the Company's tissue replication technology and expire in July 2008 and November 2009. The Company's other two issued United States patents cover bone marrow transplantation techniques which will expire in 2005 and a process patent for growing cells under the core technology which will expire in December 2012.

     The Company has filed additional United States and foreign patent applications relating to its technology. In addition, the Company has certain licensing rights to United States and foreign patents and patent applications filed by MIT related to cell growth and organ regeneration and repair, and biodegradable polymers, subject to certain limitations as to applicable tissues and fields of use, and by the University of Florida related to SCPF. See "Collaborations and Strategic Alliances."

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

COMPETITION

     The biomedical technology industry is subject to rapid, unpredictable and significant technological change. Competition from universities, research institutions and pharmaceutical, chemical and biotechnology companies is intense. Many competitors or potential competitors have greater financial resources, research and development capabilities and manufacturing and marketing experience than the Company. In general, the first biomedical product to be commercialized for a particular therapeutic indication is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which the Company can develop products, complete clinical trials, obtain regulatory approvals and develop commercial manufacturing capability may be determinative factors in establishing the Company's competitive position. The Company's ability to attract and retain qualified scientific, manufacturing, marketing and other personnel, obtain and maintain patent protection and secure funding are also expected to be key competitive factors for the Company.

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

     In the area of burns, the Company competes primarily with cadaver skin or porcine tissue. The Company is also aware of several companies that have developed technologies involving processed cadaver skin used as a dermal replacement (LifeCell Corporation), or sheets of epidermis grown from the patient's own skin (Genzyme Tissue Repair and Cell Culture Technology). These products have not required FDA approval and are, therefore, currently available on the market for the treatment of severe burns. Integra Life Sciences ("Integra") is marketing Integra Artificial Skin, consisting of a bovine collagen and glycosaminoglycan matrix with a synthetic polymer covering, for the treatment of burn wounds. In addition, the Company is aware that Ortec International, Inc. is currently in clinical trials with its composite cultured skin product for the treatment of burn wounds. Several other companies are also developing or plan to develop growth factors as a treatment for partial thickness or small full-thickness wounds.

     In the area of diabetic foot ulcers, Chiron Corporation ("Chiron"), in collaboration with a division of Johnson & Johnson, submitted a Biologics Licensing Application with the FDA for its platelet-derived growth factor ("PDGF") for the treatment of diabetic foot ulcers in January of 1997. In addition, Organogenesis, Inc. ("Organogenesis") has begun clinical trials for the use of Apligraf, a product using cultured human cells seeded onto a bovine collagen matrix, for the treatment of diabetic foot ulcers. Organogenesis has already submitted a PMA application for Apligraf in the treatment of venous leg ulcers and has been granted expedited review by the FDA for that indication.

     With respect to cartilage repair, Genzyme Tissue Repair is currently selling a service to process a patient's own cartilage cells as a treatment for articular defects in the knee. The Company is aware that Integra and Osiris Therapeutics, Inc. are also engaged in research on cultured cartilage products. The Company is not aware of any competitor that is developing an off-the-shelf, human cartilage tissue that can be arthroscopically inserted.

     For all of its products, the Company expects to compete primarily on the uniqueness of its technology and product features, on the quality and cost-effectiveness of its products, and on the timing of commercial introduction. The Company believes that its tissue engineered products may have many attributes that differentiate it from other competitors including that the Company's products are human based tissue products designed to be available "off-the-shelf" to the end-users. However, other factors such as its ability to secure regulatory approval for its products, to implement production and marketing plans and to secure adequate capital resources, will also impact its competitive position. There can be no assurance that the Company will have the resources to compete successfully with such companies or that competition generally will not adversely affect the Company's results of operations or ability to successfully market its products.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. The Company's preclinical studies and clinical trials and the manufacturing and marketing of its products are subject to extensive, costly and rigorous regulation by various governmental authorities in the United States and other countries. Many of the Company's proposed products will require regulatory approval prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing as a condition of approval by the FDA and by similar authorities in foreign countries. The process of obtaining required regulatory approvals by the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product. There can be no assurance that any products developed by the Company, independently or in collaboration with others, will meet applicable regulatory criteria to receive the required approvals for manufacturing and marketing.

     In the United States, the FDA regulates clinical testing, the manufacture, distribution and promotion of medical devices and biologics pursuant to the Federal Food, Drug, and Cosmetic Act (the "FDC Act") and regulations promulgated thereunder. The Company's Dermagraft products and cartilage products are subject to regulation as medical devices. The Company's other tissue replacement products, currently in various stages of development, could be regulated either as medical devices or as biologic products. Legislative and regulatory initiatives concerning the regulation of tissue and organ transplants are ongoing and could possibly affect the future regulation of the Company's tissue engineered products. It is not possible at the present time to predict accurately either the time frame for such action, or the ultimate effect that such initiatives could have, if any, on the products under development by the Company. Unlike PMA submissions for medical devices, the FDA has no regulatory time limit within which it must review and act upon submissions treated as biologics. As a result, the time period for final action often takes several years from submission, usually exceeding that expected for a PMA application.

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

     The PMA application must be supported by extensive data, including preclinical and human clinical trial data, to prove the safety and efficacy of the device. By regulation, the FDA has 180 days to review a PMA application and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. While the FDA has responded to PMA applications within the allotted time period, reviews more often occur over a significantly protracted period, usually eighteen to thirty-six months, and a number of devices for which a PMA application was submitted by other companies have never been cleared for marketing. This is a lengthy and expensive process and there can be no assurance that such FDA approval will be obtained.

     In addition, even though the Company has been informed by the FDA that the Company's Dermagraft product for the treatment of diabetic foot ulcers will receive expedited review from the agency, there can be no assurance that such status will accelerate the review process or that such status will not be rescinded by the FDA if other products performing substantially the same functions are approved by the FDA prior to the Company receiving its approval. There can be no assurance that the FDA will concur with the Company's analysis or conclusions with respect to the data included in the PMA application or that the FDA will ultimately approve the Dermagraft PMA application in a timely fashion, if at all. Moreover, even if such approval is obtained, post-approval regulation of the Company's products could result in the withdrawal, suspension or limitation of approvals or limit the further marketing of the Company's products. Delays in obtaining United States or foreign approval could result in substantial additional costs to the Company and adversely affect the Company's competitive position. In addition, delays in regulatory approvals that may be encountered by corporate collaborators or other licensees of the Company could adversely affect the Company's ability to receive royalties.

     The Company has constructed and validated a commercial manufacturing facility for its Dermagraft-TC product. This manufacturing facility passed an FDA inspection in November 1996. In addition, the Company is in the process of expanding and validating commercial scale manufacturing for its Dermagraft product. This facility must be registered, inspected, and licensed by various regulatory authorities, including the California Department of Health and Human Services, and must comply with FDA's GMP requirements. There can be no assurance that the facility will be found to comply with GMPs and other requirements and that necessary regulatory approvals will be obtained on a timely basis, if at all.

     With respect to the manufacture of products for which premarket approval is granted, the Company will be subject to routine inspection by the FDA and certain state agencies, including the California Department of Health and Human Services, for compliance with GMP requirements, adverse event reporting requirements, and other applicable regulations. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition, or results of operations.

     Whether regulated by the FDA as a medical device or biologic, or otherwise by any state or foreign authorities, the approval process for any of the Company's products is expensive and time consuming and no assurance can be given that any regulatory agency will grant its approval. The inability to obtain, or delays in obtaining, such approval would adversely affect the Company's ability to commence marketing therapeutic applications of its technology. There is no assurance that the Company will have sufficient resources to complete the required testing and regulatory review processes. Furthermore, the Company is unable to predict the extent of adverse governmental regulation which might arise from future United States or foreign legislative or administrative action. In addition, any products distributed by the Company pursuant to the above authorizations are subject to pervasive and continuing regulation by the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The export of devices also is subject to regulation in certain instances.

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

EMPLOYEES

     As of February 1, 1997, the Company employed 196 people, of whom 68 were engaged in research and development, 72 in operations, and 56 in sales, marketing and administrative functions. The Company's staff includes seventeen employees with Ph.D. or M.D. degrees. None of the Company's employees are represented by a labor union, and the Company believes that its employee relations are good.

     The Company's success will depend in large part upon its ability to attract and retain qualified scientific, management, marketing and sales personnel as well as the continued contributions of its existing senior management and scientific and technical personnel. The Company faces strong competition for such personnel and there can be no assurance that the Company will be able to attract or retain such individuals. In particular, the loss of the services of either Arthur J. Benvenuto, the Company's Chairman and Chief Executive Officer, or Dr. Gail K. Naughton, its President and Chief Operating Officer, would have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

     The Company leases approximately 85,000 square feet of space at its headquarters facility, of which approximately 96% is allocated to manufacturing and research. The leases for this facility expire in September 2000, subject to an option to renew for an additional five years. In addition, the Company leases approximately 6,900 square feet of manufacturing and research space on a month to month basis; however, the Company is in negotiations for a long-term lease for this space. The Company also leases approximately 38,000 square feet which is used for both research and administration. This lease expires in July 1998 but may be extended for up to one year. The Company is currently considering alternatives for additional research and administrative space to replace this facility in 1998 and to support the Company's future growth. The Company's facilities are all located in La Jolla and San Diego, California.

     The Company believes that its property and equipment are generally well maintained, in good operating condition and, as noted above, adequate for its current needs. See "Manufacturing and Supply."

ITEM 3.  LEGAL PROCEEDINGS

     There is no material litigation pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market under the symbol ATIS. The last reported high and low sales prices as reported for the Company's Common Stock by Nasdaq for the last two fiscal years are set forth below.


                                                   HIGH      LOW
                                                  -------  -------
      YEAR ENDED DECEMBER 31, 1996:
          First Quarter                           $14 1/4   $ 9 1/4
          Second Quarter                           18 3/4    13 1/4
          Third Quarter                            18        11 3/8
          Fourth Quarter                           20         9 9/16

     YEAR ENDED DECEMBER 31, 1995:
          First Quarter                           $ 9 1/8   $ 7
          Second Quarter                           10 3/8     5 9/16
          Third Quarter                            14 5/8     9 3/4
          Fourth Quarter                           11 5/8     8 1/2

     The last sale price of the Company's Common Stock as reported on the Nasdaq National Market on March 25, 1997 was $11 9/16. The market price of the Company's Common Stock, like that of the securities of other biotechnology companies, has fluctuated significantly in recent years and is likely to fluctuate in the future. From time to time the market for securities of biotechnology companies has in fact experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. In addition, announcements by the Company or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights, the progress of clinical trials or government regulation, public concern as to the safety of devices or drugs, the issuance of securities analysts' reports and general market conditions may all have a significant effect on the market price of the Common Stock. Fluctuations in financial performance from period to period also may have a significant impact on the market price of the Common Stock.

HOLDERS

     As of December 31, 1996, there were 1,283 holders of record of the Company's Common Stock.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections titled "Directors and Nominees" and "Executive Officers" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated herein by reference. The section titled "Compliance with Section 16(a) of the Securities Act of 1934" reporting a delinquent filing under such Section 16(a) and appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is also incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section titled "Executive Compensation" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section titled "Principal Stockholders" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section titled "Certain Transactions" appearing in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements:
             --------------------

     The following financial statements of the Company are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                         Page
                                                                         ----
        Consolidated Balance Sheets as of December 31, 1996 and 1995      F-6
        Consolidated Statements of Operations for the Years Ended
         December 31, 1996, 1995 and 1994                                 F-7
        Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1996, 1995 and 1994                                 F-8
        Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 1996, 1995 and 1994                     F-9
        Notes to the Consolidated Financial Statements                F-10 to F-18
        Report of Ernst & Young LLP, Independent Auditors                 F-19

     (2)  Financial Statement Schedules:
          -----------------------------
     All schedules have been omitted, since they are not applicable, not required or the information is included in the financial statements or the notes thereto.

     (3)  Exhibits:
          --------

Exhibit
  No.                 Title                                             Method of Filing
-------               -----                                             ----------------

  3.1      Restated Certificate of Incorporation of          Incorporated by Reference to Exhibit 4.1
           Advanced Tissue Sciences, Inc. as in Effect       to the Registrant's Registration
           on July 2, 1992                                   Registration Statement No. 33-50156 on
                                                             Form S-8

  3.2     Restated By-Laws of the Registrant Dated           Incorporated by Reference to Exhibit 3
          September 17, 1991                                 to the Registrant's Form 10-Q for the
                                                             Quarter Ended October 31, 1991

  4.1     Rights Agreement, Dated as of January 6, 1995,     Incorporated by Reference to Exhibit 1
          between the Company and Chemical Trust Company     to the Registrant's Current Report on
          of California, including the Certificate of        Form 8-K Dated January 5, 1995
          Determination for the Series A Junior
          Participating Preferred Stock as Exhibit A,
          the form of Summary of Rights to Right
          Certificate as Exhibit B and the Purchase
          Preferred Shares as Exhibit C

  4.2     Investment Agreement between Advanced Tissue       Incorporated by Reference to Exhibit 4.1
          Sciences, Inc. and Ramius Hatteras Partners,       to the Registrant's Current Report on
          L.P., Dated February 9, 1996                       Form 8-K Dated February 9, 1996

 10.1     Form of Indemnification Agreement Between the      Incorporated by Reference to Exhibit 10.6
          Company and Each of the Directors of the Company   to the Registrant's Annual Report on
                                                             Form 10-K for the Year Ended
                                                             January 31, 1991

 10.2     Nonqualified Stock Option Agreement, Dated         Incorporated by Reference to Exhibit 19.1
          June 3, 1991 between the Company and               to the Registrant's Form 10-Q for the
          Arthur J. Benvenuto                                Quarter Ended July 31, 1991

 10.3     Nonqualified Stock Option Agreement, Dated         Incorporated to Reference to Exhibit 19.2
          June 3, 1991 between the Company and               to the Registrant's Form 10-Q for the
          Dr. Gail K. Naughton                               Quarter Ended July 31, 1991

 10.4**   Advanced Tissue Sciences, Inc. 1992 Stock          Incorporated by Reference to Exhibit 99.1
          Option/Stock Issuance Plan                         to the Registrant's Registration Statement
                                                             No. 33-82310 on Form S-8

 10.5     Form of Special Addendum to Certain Employee       Incorporated by Reference to Exhibit 10.1
          Stock Option Agreements                            to the Registrant's Form 10-Q for the
                                                             Quarter Ended March 31, 1996

 10.6(a)* Licensing Agreement between the Massachusetts      Incorporated by Reference to Exhibit 10.8(a)
          Institute of Technology and Advanced Tissue        to the Registrant's Transition Report on
          Sciences, Inc. Dated July 24, 1992                 Form 10-K for the Eleven Months Ended
                                                             December 31, 1992


Exhibit
  No.                 Title                                             Method of Filing
-------               -----                                             ----------------
 10.6(b)* Sponsored Research Agreement between the           Incorporated by Reference to Exhibit 10.8(b)
          Massachusetts Institute of Technology and          to the Registrant's Transition Report on
          Advanced Tissue Sciences, Inc. Dated               Form 10-K for the Eleven Months Ended
          July 24, 1992                                      December 31, 1992


 10.7*    Agreement between the Advanced Tissue Sciences,    Incorporated by Reference to Exhibit 10.1
          Inc. and Smith & Nephew plc Dated May 6, 1994      to the Registrant's Form 10-Q for the
                                                             Quarter Ended March 31, 1994

 10.8     Heads of Agreement between the Company and         Incorporated by Reference to Exhibit 10.1
          Smith & Nephew plc Dated April 29, 1996            to the Registrant's Form 10-Q for the
                                                             Quarter Ended March 31, 1996

 21       Subsidiaries of the Registrant                     Filed Herewith

 23       Consent of Ernst & Young LLP, Independent
          Auditors                                           Filed Herewith

 27       Financial Data Schedule                            Filed Herewith
___________________

* The Company has requested confidential treatment with respect to certain portions of these documents.
** Key employees (including officers and directors), non-employee Board members and independent consultants are eligible to participate in the 1992 Stock Option/Stock Issuance Plan.

     (b)  Reports on Form 8-K
          -------------------

     The Company filed a Current Report on Form 8-K dated October 14, 1996 under Item 5 reporting it had issued a press release containing information on the results of its pivotal clinical trial in the United States of Dermagraft in the treatment of diabetic foot ulcers. The Company also reported that it was preparing, and planned to submit, a Premarket Approval application for Dermagraft for the treatment of diabetic foot ulcers to the U.S. Food and Drug Administration in December 1996.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ADVANCED TISSUE SCIENCES, INC.


Date:    March 26, 1997                By:  /s/  Arthur J. Benvenuto
       -------------------                ----------------------------
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


       SIGNATURE                        TITLE                             DATE
       ---------                        -----                             ----
/s/  Arthur J. Benvenuto       Chairman of the Board of Directors     March 26, 1997
-------------------------      and Chief Executive Officer
  Arthur J. Benvenuto          (principal executive officer)

/s/  Dr. Gail K. Naughton      Director, President and Chief          March 26, 1997
-------------------------      Operating Officer
  Dr. Gail K. Naughton

/s/  Michael V. Swanson        Vice President, Finance and            March 26, 1997
-------------------------      Administration (principal financial
  Michael V. Swanson           and accounting officer)

/s/  Jerome E. Groopman, M.D.  Director                               March 26, 1997
-----------------------------
  Jerome E. Groopman, M.D.

/s/  Dayton Ogden              Director                               March 26, 1997
--------------------------
  Dayton Ogden

/s/  Jack L. Heckel            Director                               March 26, 1997
--------------------------
  Jack L. Heckel

/s/  David S. Tappan, Jr.      Director                               March 26, 1997
--------------------------
  David S. Tappan, Jr.

/s/  Dr. Gail R. Wilensky      Director                               March 26, 1997
---------------------------
  Dr. Gail R. Wilensky

                          SELECTED FINANCIAL DATA

     See Note 1 to the accompanying consolidated financial statements for a discussion of the basis of presentation. This summary of selected financial data should be read in conjunction with the consolidated financial statements and notes presented on pages F-6 to F-18.



                                                                                       Eleven
                                             Year Ended December 31,                Months Ended
                               -------------------------------------------------    December 31,
                                  1996         1995         1994         1993         1992 (1)
                               ----------   ----------   ----------   ----------    ------------
                                        (In thousands, except for per share amounts)
Revenues:
 Product sales (2)             $   1,018    $   1,177    $   1,042    $   1,401     $     755
 Contracts and fees (3)           13,574        2,388          923        3,493            62
 Interest and other                2,370        1,185        1,250          972         1,393
Research and development
 expenses                         23,699       18,498       16,459       13,810         5,666
Net loss (2) (3) (4)             (22,401)     (23,125)     (22,775)     (17,691)      (31,990)

Net loss per share (2)(3)(4)  $     (.61)   $    (.72)   $    (.75)   $    (.67)    $   (1.40)

Weighted average shares used
 in the calculation of net
 loss per share                   36,556       32,266       30,250       26,453        22,896

                                                      December 31,
                               --------------------------------------------------------------
                                  1996         1995         1994         1993         1992
                               ----------   ----------   ----------   ----------   ----------
                                                     (In thousands)
Cash, cash equivalents and
 short-term investments        $  40,217    $  18,929    $  22,033    $  21,693    $  34,970
Working capital                   35,984       15,747       19,037       17,529       34,404
Total assets                      56,501       31,141       33,426       30,363       40,096
Long-term debt                        61           25           36           46           --
Accumulated deficit             (139,082)    (116,681)     (93,556)     (70,781)     (53,090)
Stockholders' equity              48,380       25,900       28,350       24,863       38,089
----------

(1) The Company changed from a January 31 fiscal year to a December 31 calendar year in 1992 resulting in an eleven-month reporting period ended December 31, 1992.

(2) In September 1996, the Company announced its decision to discontinue sales of its Skin2(R) laboratory testing kits and took a charge of approximately $1 million associated with the closure of this business.

(3) In April 1996, the Company signed an agreement to form a joint venture with Smith & Nephew plc for the worldwide commercialization of Dermagraft(R) for diabetic foot ulcers. In connection with the agree-ment, the Company received a $10 million payment which is included in contracts and fees for the year ended December 31, 1996.

(4) Includes a nonrecurring charge for acquired in-process technology of $21.4 million related to an acquisition in the eleven-month period ended December 31, 1992.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advanced Tissue Sciences, Inc. (the "Company") is engaged in the development and manufacture of living human tissue products for therapeutic applications using its proprietary tissue engineering technology. In the first quarter of 1997, the Company received marketing approval from the U.S. Food and Drug Administration (the "FDA") and began selling its first therapeutic product, Dermagraft-TC(TM), a temporary covering for severe burns. In anticipation of the approval, the Company began building its sales and marketing capabilities and manufacturing product for inventory during the second half of 1996.

     In December 1996, the Company, in conjunction with its joint venture partner, Smith & Nephew plc ("Smith & Nephew"), also submitted an application for approval to market the Company's dermal skin replacement product, Dermagraft(R) for the treatment of diabetic foot ulcers. The joint venture is currently enrolling fifty patients into a confirmatory trial which will be submitted as an amendment to the marketing application, and is performing additional trials in selected European countries. In addition to its Dermagraft-TC and Dermagraft skin products, the Company is focusing its resources on the development of tissue engineered cartilage and cardiovascular products.

     The Company has incurred, and expects to continue to incur, substantial and increasing expenditures in support of the commercialization, development and clinical trials of its Dermagraft-TC and Dermagraft products for burn and skin ulcer applications, in developing manufacturing systems and facilities for the production and commercialization of Dermagraft, in building its sales and marketing capabilities, and in advancing other applications of the Company's core technology. These activities have been supported by a variety of strategic relationships over the past several years.

     As noted above, in April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. Beginning in January 1997, all expenses and revenues associated with the development and commerialization of Dermagraft for diabetic foot ulcers will be shared equally by the joint venture partners. In May 1994, the Company and Smith & Nephew entered into a separate, fifty-fifty joint venture (the "Cartilage Joint Venture") for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. Smith & Nephew has been responsible for funding the first $10 million in costs incurred in the Cartilage Joint Venture. Beginning in January 1997, the joint venture partners will share equally in the Cartilage Joint Venture's expenses. See Note 3 to the consolidated financial statements.

     In 1994 and 1995, the Company worked with St. Jude Medical, Inc. ("St. Jude Medical") on the development of tissue engineered heart valves. In early 1996, St. Jude Medical elected not to enter into a licensing agreement and, accordingly, the Company is currently funding all of its cardiovascular research and development activities internally. Since September 1992, the Company has sponsored early stage research programs at the Massachusetts Institute of Technology ("MIT") and Children's Hospital in Boston ("Children's Hospital") directed toward the tissue engineering of cartilage, liver and numerous other tissues and several polymer technologies. See Notes 3 and 8 to the consolidated financial statements.

     In September 1996, the Company announced its decision to discontinue sales of its Skin2(R) laboratory testing kits and took a charge of approximately $1 million associated with the closure of this business. See
Note 4 to the consolidated financial statements.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 as Compared to the Year Ended December 31, 1995

     Revenues increased to $16,962,000 in 1996 from $4,750,000 in 1995. The increase in 1996 primarily reflects a $10 million up front fee from Smith & Nephew upon signing the agreement to enter into the Dermagraft Joint Venture. In 1996, the Company also recognized contract revenues of $3,564,000 for research and development of orthopedic applications of tissue engineered cartilage performed for the Cartilage Joint Venture, as compared to $1,548,000 in 1995. In 1995, contract revenues also included $830,000 related to research performed under the development agreement with St. Jude Medical.

     Sales of the Company's Skin2 laboratory testing kits decreased to $1,018,000 in 1996 compared to $1,177,000 in 1995. As discussed above, the Company discontinued sales of its Skin2 products in 1996. Interest income in 1996 increased to $2,360,000 from $1,171,000 reflecting higher cash balances due to funds raised in a March 1996 public offering and from the up front fee discussed above.

     Research and development expenditures increased 28% in 1996 to $23,699,000 from $18,498,000 in 1995 due to higher costs associated with the operation and maintenance of the Company's manufacturing facility, expenditures in support of the scale up of Dermagraft manufacturing processes, and increased levels of research and development in support of the Cartilage Joint Venture. Increased costs for the operation of the manufacturing facility reflect that the facility was not completed and clinical production did not begin in the facility until mid-1995. Costs have increased in support of the Cartilage Joint Venture primarily with respect to accelerating process development activities and preclinical studies. Specifically, the increased research and development costs are principally reflected in higher costs for engineering services, operating costs of and depreciation associated with the manufacturing facility, and additional personnel and rent.

     Selling, general and administrative costs were $10,911,000 in 1996, a 78% increase from $6,115,000 in 1995. The year ended December 31, 1996 includes charges of approximately $1,000,000 associated with the closing of the Company's In Vitro Laboratory Testing ("IVLT") business. The increase in selling, general and administrative expenses also reflects (i) costs related to building sales and marketing capabilities in anticipation of marketing approval of Dermagraft-TC and for Dermagraft; (ii) amortization of the commitment fee associated with the equity line established in February 1996 (see Note 9 to the consolidated financial statements); (iii) increased salaries and personnel; and (iv) higher relocation costs.

     Professional and consulting costs for legal, accounting and other consulting services incurred in 1996 were $3,378,000 compared to $1,897,000 in 1995. The increase in professional and consulting fees in 1996 principally reflects fees paid to financial advisors and consultants related to forming the Dermagraft Joint Venture and evaluating alternatives for the Company's IVLT business. Professional and consulting costs for 1996 also included higher fees for legal services related to the equity line, strategic alliances and intellectual property, for regulatory and marketing consultants and for the recruitment of personnel.

     Cost of goods sold represents direct and indirect costs of manufacturing the Company's Skin2 laboratory testing kits. Cost of goods sold is net of the costs of products transferred to research and development for use in developing additional applications of the Company's testing kits. The cost of such products is included in research and development expenses based upon estimated direct and indirect production costs assuming planned production capacity. As noted above, the Company has discontinued its IVLT business.

Year Ended December 31, 1995 as Compared to the Year Ended December 31, 1994

     Revenues increased $1,535,000 to $4,750,000, or approximately 48%, during 1995 as compared to 1994. In 1995, the Company recognized contract revenues of $1,548,000 and $830,000, respectively, from the Cartilage Joint Venture and from St. Jude Medical for research performed related to orthopedic applications of cartilage tissue and tissue engineered heart valves, as compared to $893,000 from the Cartilage Joint Venture in 1994. The Company internally funded its cardiovascular research in 1994. Revenues for 1995 also reflect a $74,000 decrease in interest income as compared to 1994 as higher rates earned on invested funds were more than offset by lower average invested balances.

     Sales of the Company's Skin2 laboratory testing kits increased $135,000, or approximately 13%, in 1995 as compared to 1994. Sales in 1994 were limited by product availability due to manufacturing issues in the second and third quarters. Product sales fluctuated depending on the number and timing of validation studies initiated either by the Company or third parties. Product sales include revenues received under validation studies of $379,000 and $259,000 in 1995 and 1994, respectively. Revenues in 1994 also include approximately $51,000 in deferred sales which were recognized upon regulatory approval of the Skin2 kits for use in classifying corrosive materials.

     Research and development expenditures increased approximately 12% from $16,459,000 in 1994 to $18,498,000 in 1995. The increase in research and development costs reflected higher costs associated with the use and validation of the Company's commercial manufacturing facility, the production of Dermagraft products for clinical trials and the scale up of the Dermagraft manufacturing processes. In addition, the Company incurred higher costs in support of the development of orthopedic cartilage and cardiovascular products for the Cartilage Joint Venture and St. Jude Medical research programs discussed above. The increased costs in 1995 are principally reflected in higher costs for outside engineering services and overhead. These increases were partially offset by lower costs for preclinical studies of Dermagraft and of liver tissues, and for research related to a stem cell growth factor.

     Selling, general and administrative costs were $6,115,000 in 1995, a decline of $330,000, or approximately five percent, from $6,445,000 in 1994. The decrease in selling, general and administrative expenses primarily reflects a slightly lower headcount and a decrease in associated costs.

     Professional and consulting costs for legal, accounting and other consulting services were $1,897,000 in 1995 as compared to $1,718,000 in 1994. The increase of $179,000, or approximately 10%, in 1995 reflects fees for consultants in support of corporate development activities and higher fees for recruiting personnel partially offset by lower fees for scientific consultants. The year 1994 also included higher fees for legal matters, primarily as a result of corporate development activities.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1996, the Company sold 3,000,000 shares of Common Stock at $13.25 per share in an underwritten public offering. In addition, in April 1996, the underwriters partially exercised the over-allotment option related to the offering and purchased an additional 223,800 shares of Common Stock at $13.25 per share. In total, the Company received net proceeds of approximately $40.0 million from the offering. See Note 9 to the consolidated financial statements.

     As of December 31, 1996, the Company had available working capital of $35,984,000 compared to $15,747,000 at year end 1995. The increase in 1996 principally reflects the proceeds from the sale of the Company's Common Stock and a $10 million fee from Smith & Nephew, net of funds used in operations and for capital expenditures. Capital expenditures were $3,104,000 in 1996 compared to $1,476,000 in 1995.

     The Company expects to use working capital at an accelerated rate over the next twelve months as it continues to incur substantial research and development expenses (including costs associated with clinical trials and the development of manufacturing processes), increasing selling, general and administrative costs in anticipation of product commercialization, and additional expenditures for capital equipment (including increased expenditures for manufacturing facilities and equipment) and patents. These increases are expected to be only partially offset by revenues received from the cartilage and Dermagraft joint ventures with Smith & Nephew. The closure of the IVLT business is not expected to materially change the use of working capital as substantially all of its resources have been redeployed into the Company's therapeutic programs.

     In addition to available working capital, the Company has entered into a two-year equity line which could provide up to $50 million in funding (see
Note 9 to the consolidated financial statements). Any decision to draw funds under the equity line and the timing of any such draw are solely at the Company's discretion. The Company currently believes it has sufficient funds, including those available under the equity line and from borrowings available under its joint venture arrangements, to support its operations through 1997. To the extent necessary, further sources of funds may include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. There can be no assurance, however, that any additional funds will be available when needed or on terms favorable to the Company, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

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

FINANCIAL CONDITION

     Cash and cash equivalents, short-term investments and stockholders' equity as of December 31, 1996 have increased significantly from year end 1995 reflecting net proceeds received from the sale of the Company's Common Stock in the March 1996 public offering and the funds received from Smith & Nephew as discussed above, which were partially offset by funds used in operations and for capital expenditures. Other current assets have increased from year end 1995 to year end 1996 as inventory was manufactured in anticipation of the marketing approval of Dermagraft-TC. Other current assets and other assets have also increased over the same period reflecting the prepayment of a commitment fee through the issuance of warrants, amounts receivable from the Cartilage Joint Venture for research and development activities, and advance payments under a sponsored research program. Accounts payable have increased from year end 1995 to year end 1996 primarily due to product development and marketing expenses while accrued expenses have increased year to year as a result of higher accruals for salaries and benefits, clinical studies and professional fees.

                        ADVANCED TISSUE SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           December 31,
                                                    -------------------------
                                                       1996           1995
                                                    ----------     ----------
     ASSETS
Current assets:
  Cash and cash equivalents                         $  27,907      $  18,929
  Short-term investments                               12,310             --
  Prepaid expenses                                      1,058            820
  Other current assets                                  2,769          1,214
                                                    ---------      ---------
    Total current assets                               44,044         20,963
Property - net                                          9,734          8,332
Patent costs - net                                      1,310          1,032
Other assets                                            1,413            814
                                                    ---------      ---------
    Total assets                                    $  56,501      $  31,141
                                                    =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of obligations under capital
   leases                                           $      23      $      11
  Accounts payable                                      2,232          1,183
  Accrued expenses                                      5,805          4,022
                                                    ---------      ---------
    Total current liabilities                           8,060          5,216
                                                    ---------      ---------
Obligations under capital leases                           61             25
                                                    ---------      ---------
Commitments and contingencies (Notes 7 and 8)

Stockholders' equity:
  Preferred Stock, $.01 par value; 1,000,000
   shares authorized; none issued                          --             --
  Common Stock, $.01 par value; 50,000,000 shares
   authorized; issued and outstanding, 37,474,677
   shares at December 31, 1996 and 33,885,928
   shares at December 31, 1995                            375            339
  Additional paid-in capital                          188,006        143,161
  Accumulated deficit                                (139,082)      (116,681)
                                                    ---------      ---------
                                                       49,299         26,819
  Less note received in connection with the
   sale of Common Stock (Note 9)                         (919)          (919)
                                                    ---------      ---------
    Total stockholders' equity                         48,380         25,900
                                                    ---------      ---------
    Total liabiities and stockholder's equity       $  56,501      $  31,141
                                                    =========      =========

         See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    Year Ended December 31,
                                             -----------------------------------
                                                1996        1995         1994
                                             ----------  ----------   ----------
Revenues:
  Product sales                              $   1,018   $   1,177    $   1,042
  Contracts and fees                            13,574       2,388          923
  Interest and other                             2,370       1,185        1,250
                                             ---------   ---------    ---------
    Total revenues                              16,962       4,750        3,215
                                             ---------   ---------    ---------
Costs and expenses:
  Research and development                      23,699      18,498       16,459
  Selling, general and administrative           10,911       6,115        6,445
  Professional and consulting                    3,378       1,897        1,718
  Cost of goods sold                             1,369       1,359        1,360
  Interest                                           6           6            8
                                             ---------   ---------    ---------
    Total costs and expenses                    39,363      27,875       25,990
                                             ---------   ---------    ---------
Net loss                                     $ (22,401)  $ (23,125)   $ (22,775)
                                             =========   =========    =========
Net loss per share                           $    (.61)  $    (.72)   $    (.75)
                                             =========   =========    =========
Weighted average number of common
 shares used in the computation of
 net loss per share                             36,556      32,266       30,250
                                             =========   =========    =========

         See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                    Year Ended December 31,
                                              ------------------------------------
                                                 1996         1995         1994
                                              ----------   ----------   ----------
Operating activities:
  Net loss                                    $ (22,401)   $ (23,125)   $ (22,775)
  Adjustments to reconcile net loss to cash
   used in operating activities:
    Depreciation and amortization                 1,774        1,421        1,102
    Compensation or services paid in stock
     or stock options and warrants                  976           55           --
    Other adjustments to net loss                    66          212           38
    Changes in assets and liabilities:
     Prepaid expenses and other current assets   (1,793)          10         (754)
     Other assets                                  (114)        (663)         200
     Accounts payable                             1,049         (667)         512
     Accrued expenses                             1,783          842         (928)
                                              ---------    ---------    ---------
      Net cash used in operating activities     (18,660)     (21,915)     (22,605)
                                              ---------    ---------    ---------
Investing activities:
    Purchases of short-term investments         (45,730)      (5,363)     (35,196)
    Sales of short-term investments              33,420       14,979       28,965
    Acquisition of property                      (3,104)      (1,476)      (3,145)
    Patent application costs                       (356)        (323)        (164)
                                              ---------    ---------    ---------
     Net cash provided by (used in)
      investing activities                      (15,770)       7,817       (9,540)
                                              ---------    ---------    ---------
Financing activities:
    Payments of borrowings                          (12)         (10)          (8)
    Net proceeds from sale of equity             40,253       19,515       26,197
    Options exercised                             3,167        1,105           65
                                              ---------    ---------    ---------
      Net cash provided by financing
       activities                                43,408       20,610       26,254
                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash
   equivalents                                    8,978        6,512       (5,891)
Cash and cash equivalents at beginning of
   year                                          18,929       12,417       18,308
                                              ---------    ---------    ---------
Cash and cash equivalents at end of year      $  27,907    $  18,929    $  12,417
                                              =========    =========    =========

        See accompanying notes to the consolidated financial statements.

                               ADVANCED TISSUE SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      (IN THOUSANDS)


                                                       Common Stock        Additional                                Total
                                                  ----------------------    Paid-In    Accumulated     Note       Stockholders'
                                                     Shares      Amount     Capital      Deficit    Receivable      Equity
                                                  ------------  --------  ------------ -----------  -----------   -------------
Balance, December 31, 1993                           27,107     $    271  $   95,373   $  (70,781)                 $   24,863
  Sale of Common Stock                                2,875           29      21,168                                   21,197
  Sale of Common Stock to St. Jude
   Medical, Inc.                                        563            6       4,994                                    5,000
  Options and warrants exercised                         24                       65                                       65
  Net loss                                                                                (22,775)                    (22,775)
                                                    --------    --------   ---------   ----------                  ----------
Balance, December 31, 1994                           30,569          306     121,600      (93,556)                     28,350
  Sale of Common Stock                                2,614           26      19,489                                   19,515
  Options and warrants exercised                        703            7       2,017                 $    (919)         1,105
  Options granted for services                                                    55                                       55
  Net loss                                                                                (23,125)                    (23,125)
                                                    ---------   --------   ---------   ----------    ---------     ----------
Balance, December 31, 1995                            33,886         339     143,161     (116,681)        (919)        25,900
  Sale of Common Stock                                 3,224          32      39,595                                   39,627
  Warrants issued as commitment fee
   under equity line                                                             875                                      875
  Valuation adjustment of Common Stock
   issued in private placement                                                   626                                      626
  Warrants granted for services                                                  500                                      500
  Options and warrants exercised                         365           4       3,249                                    3,253
  Net loss                                                                                (22,401)                    (22,401)
                                                    ----------  --------   ---------   ----------    ---------     ----------
Balance, December 31, 1996                             37,475   $    375   $ 188,006   $ (139,082)   $    (919)    $   48,380
                                                    ==========  ========   =========   ==========    =========     ==========

        See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. (the "Company") is a tissue engineering company utilizing its proprietary technology to develop and manufacture human-based tissue products for transplantation. The Company is focusing on the worldwide commercialization of skin, cartilage and cardiovascular products. The Company's leading therapeutic products are tissue engineered skin products for the treatment of severe burns, approved for marketing in the United States by the Food and Drug Administration ("FDA"), and for diabetic foot ulcers, for which the Company has filed an application with the FDA for marketing approval and is performing multi-site clinical trials in the United States.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's interest in joint ventures with Smith & Nephew plc ("Smith & Nephew") are accounted for under the equity method (see Note 3). All intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates.

Dependence on Certain Suppliers - The mesh frameworks used by the Company in its therapeutic products are sourced from single manufacturers. Any significant supply interruption would adversely affect the Company's product manufacturing. In addition, an uncorrected impurity or supplier's variation in raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture its products.

Transition from Development Stage Company - In prior years, the Company has reported as a development stage company. With the commercial introduction of its first therapeutic product, Dermagraft-TC, Advanced Tissue Sciences has begun reporting as an operating company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Short-term Investments - Cash equivalents consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of three months or less at the date of acquisition. Cash equivalents were approximately $27,880,000 and $18,622,000 as of December 31, 1996 and 1995, respectively.
Short-term investments consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of one year or less but more than three months at the date of acquisition. Cash equivalents and short-term investments are stated at amortized cost, which approximates market value. As of December 31, 1996 and 1995, the Company's cash equivalents and short-term investments were classified as available-for-sale and consisted of (in thousands):

                                                        1996        1995
                                                      --------    --------
     Debt securities of U.S. Government agencies      $ 23,574    $ 13,051
     United States treasury bills                        7,799       2,682
     Commercial paper                                    5,479       2,889
     Money market funds                                  3,353          --
                                                      --------    --------
     Total cash equivalents and short-term
      investments                                     $ 40,205    $ 18,622
                                                      ========    ========

These investments all mature in less than one year. There were no significant unrealized or realized gains or losses related to such securities during the years ended December 31, 1996 or 1995.

Property is recorded at cost and is depreciated using estimated useful lives which range from 5 to 10 years. For financial statement purposes, depreciation is generally computed using the straight-line method. For tax purposes, depreciation is generally computed by accelerated methods on allowable useful lives. Amortization of capitalized leases is included with depreciation expense.

Patents - The Company owns and has patents pending in the United States and abroad to protect the processes and products being developed by the Company. Direct patent application and maintenance costs related to patents issued are amortized over the estimated useful life of the patent, generally 17 years. Such costs related to pending applications are deferred until the patent is issued or charged to operations at the time a determination is made not to pursue an application. Patents are presented net of accumulated amortization of approximately $170,000 and $134,000 as of December 31, 1996 and 1995, respectively. Patent application and maintenance costs related to licensing agreements are expensed as incurred.

Revenue Recognition - Revenues from product sales are recognized when products are shipped. Revenues under collaborative research agreements are recognized over the period specified in the related agreement. Revenues from government grants are recognized based on the performance requirements of the grant or as the grant expenditures are incurred. Expenses related to such agreements and grants are classified as research and development expenses.

Research and Development Costs are expensed as incurred. Such costs include proprietary research and development activities and expenses associated with collaborative research agreements.

Net Loss Per Share is based on the weighted average number of shares of Common Stock issued and outstanding. Shares to be issued under options and warrants have not been included in the calculation of the net loss per share in any period as their effect is antidilutive.

New Accounting Standard - In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"). FAS No. 123, effective for financial statements for fiscal years beginning after December 15, 1995, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. FAS No. 123 allows the Company to continue to follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which the Company has elected to do, but requires additional disclosure relating to outstanding stock option grants. Under APB Opinion No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company's stock over the exercise price on the date of grant and does not require the recognition of compensation expense for stock issued under plans defined as noncompensatory. Adoption of the "fair value method" for determining compensation expense relating to employee stock option plans under FAS No. 123 would require recognition of compensation expense for virtually all options based on their computed "fair value" on the date of grant (see Note 10).

NOTE 3 - STRATEGIC ALLIANCES

In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft, the Company's tissue engineered dermal replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). Upon signing, Smith & Nephew paid an up front fee of $10 million and agreed to pay the Company up to an additional $60 million on the achievement of certain milestones. Smith & Nephew is a worldwide health care company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue. Under the agreement, the Dermagraft Joint Venture will be responsible for the further development, manufacturing, marketing and sales of Dermagraft for diabetic foot ulcers and will have a right of first refusal to develop Dermagraft for several other indications. The Company has retained rights to develop Dermagraft for burns and for plastic and reconstructive surgery. The companies are sharing equally in the expenses and revenues of the Dermagraft Joint Venture effective January 1, 1997. As part of the agreement, Smith & Nephew has also agreed to loan the Company up to $10 million during 1997.

In May 1994, Smith & Nephew and the Company began a separate joint venture for the development of tissue engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew is contributing the first $10 million in funding and the Company has contributed certain technology licenses. The Cartilage Joint Venture incurred a net loss of $6,833,000 in the year ended December 31, 1996, bringing total expenditures of the joint venture funded by Smith & Nephew to $9,590,000 from inception to December 31, 1996. Cartilage Joint Venture revenues and expenditures in excess of $10 million will be shared equally by the partners. The joint venture also has a right of first negotiation to develop tissue engineered bone, tendon and ligament for orthopedic applications. The Company has retained all non-orthopedic cartilage tissue rights. In 1996, 1995 and 1994, the Company recognized $3,564,000, $1,548,000 and $893,000, respectively, in contract revenues for research and development activities performed for the Cartilage Joint Venture.

In February 1994, St. Jude Medical, Inc. ("St. Jude Medical") and the Company entered into a joint development agreement under which the parties conducted a series of feasibility studies to evaluate applications of the Company's tissue engineering technology to create or improve heart valve replacements. Separately, St. Jude Medical and the Company entered into a Common Stock Purchase Agreement (see Note 9). In January 1995, the agreement was extended to December 31, 1995 and the Company received $830,000 in funding in 1995 for research on tissue engineered heart valves. As provided in the joint development agreement, in early 1996, St. Jude Medical elected not to enter into a licensing agreement with the Company for tissue engineered heart valves. The Company is currently funding all of its cardiovascular research and development activities.

NOTE 4 - IN VITRO LABORATORY TESTING BUSINESS

In March 1996, the Company entered into a consulting agreement with J.P. Morgan Capital Corporation ("Morgan") whereby Morgan assisted the Company with respect to various strategic business and financial alternatives for its In Vitro Laboratory Testing ("IVLT") business. With Morgan's assistance, the Company explored various alternatives for the IVLT business, including the possible sale of the business. However, in September 1996, the Company announced that it was closing the IVLT business and would focus all of its resources on its therapeutic programs. Although the Company was a leader in the in vitro testing business and continuously broadened applications of it products, the market for in vitro laboratory testing products was evolving too slowly for the Company to continue to devote its resources to this business.

The statement of operations for the year ended December 31, 1996 includes charges of approximately $1.0 million for costs associated with the closure of the IVLT business (substantially all of which are reflected in selling, general and administrative expenses). Exclusive of these charges, costs associated with operations of the IVLT business were $2,528,000, $2,913,000, and $3,227,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 5 - PROPERTY

The major classes of property as of December 31, 1996 and 1995 are as follows (in thousands):

                                                       1996          1995
                                                     --------      --------
     Equipment                                       $  8,763      $  6,772
     Furniture and fixtures                               578           413
     Leasehold improvements                             5,972         5,696
     Equipment under capital leases                       116            55
     Construction in progress                             555            --
                                                     --------      --------
                                                       15,984        12,936
     Less accumulated depreciation and amortization    (6,250)       (4,604)
                                                     --------      --------
     Property - net                                  $  9,734      $  8,332
                                                     ========      ========

NOTE 6 - ACCRUED EXPENSES

Accrued expenses as of December 31, 1996 and 1995 consisted of (in thousands):

                                                     1996           1995
                                                   --------       --------
     Salaries and benefits                         $  2,173       $  1,144
     Clinical studies                                 1,245            865
     Sponsored research                                 915            946
     Professional fees                                  396             94
     Product and process engineering                    139            243
     Other                                              937            730
                                                   --------       --------
                                                   $  5,805       $  4,022
                                                   ========       ========

NOTE 7 - LEASE COMMITMENTS

Operating lease commitments relate primarily to the Company's manufacturing, research and administrative facilities. The leases for the Company's primary facility, which include manufacturing, research and administrative facilities, expire in September 2000; however, these leases include an option to extend the term for an additional five years. These leases include the cost of some of the utilities and certain services, and provide for annual rental increases ranging from a minimum of 3% to a maximum of 7% based on changes in the Consumer Price Index. The Company also leases another facility for research and administration. This lease has a two-year term and expires in July 1998;
however, the Company has options to extend the term of the lease for up to one year. The lease includes the operating costs for the facility and provides for a 4% annual rent increase.

The following is a summary of the annual future minimum capital and operating lease commitments as of December 31, 1996 (in thousands):


                                                  CAPITAL         OPERATING
                                                  LEASES           LEASES
                                                  --------        ----------
     Year Ending December 31:
       1997                                       $    31         $   3,406
       1998                                            29             2,660
       1999                                            15             1,991
       2000                                            15             1,538
       2001                                            13                --
     Thereafter                                        --                --
                                                  -------         ---------
     Total minimum lease payments                     103         $   9,595
                                                                  =========
     Less amount representing interest                (19)
                                                  -------
     Present value of net minimum lease payments  $    84
                                                  =======

Rental expense charged to operations under operating leases for facilities and equipment for the years ended December 31, 1996, 1995 and 1994 amounted to approximately $2,778,000, $1,982,000 and $1,812,000, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Under research and licensing agreements with the Massachusetts Institute of Technology ("MIT") and Children's Hospital in Boston ("Children's Hospital"), the Company has agreed to sponsor research for a minimum of $1 million in calendar year 1997. The Company is also responsible for patent application costs and associated maintenance fees related to inventions under these and other licensing agreements. In addition, the Company has consulting agreements with the two principal scientists at MIT and Children's Hospital, whereby the Company has agreed to pay each such scientist a consulting fee of $146,000 per annum through September 1997. The parties have the right to terminate these agreements under certain circumstances.

The Company seeks to protect its proprietary technology through the use of various aspects of United States and foreign patent law and contractual arrangements. The Company owns eighteen United States patents and has patent applications pending both in the United States and internationally. However, there can be no assurance that the Company's patents or patent applications will afford protection against competitors with similar technology, nor can there be any assurance that the Company's present patents will not be infringed upon or designed around by others.

As of December 31, 1996, the Company had entered into commitments of approximately $3.4 million in connection with the expansion of its manufacturing facilities and for related process equipment. These expenditures are expected to be made during 1997. The Company is currently pursuing financing for a portion of this expenditures with its joint venture partner, Smith & Nephew; however, there can be no assurance such funding will be obtained or will be available on terms favorable to the Company.

NOTE 9 - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of Common Stock, of which 37,474,677 shares were outstanding as of December 31, 1996, and 1,000,000 shares of Preferred Stock, of which there are no shares outstanding. The Board of Directors of the Company is authorized to designate the rights, preferences and limitations for any issuance of Preferred Stock. As of December 31, 1996, the Company had 5,518,000 shares of Common Stock reserved for issuance under options and warrants.

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

When exercisable, each Right entitles its holder to buy one-hundredth of a share of the Series A Preferred Stock at an exercise price of $55, subject to certain antidilution adjustments. In addition, if at any time after the Rights become exercisable, should (i) the Company be acquired in a merger or other business combination transaction, or sell 50% or more of its consolidated assets or earnings power, each Right will entitle its holder to purchase a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price or (ii) a person or group acquire 15% or more of the Company's outstanding Common Stock, each Right will entitle its holder, other than the acquirer, to purchase, at the Right's then-current exercise price, a number of shares of the Company's Common Stock having a market value of twice the Right's exercise price. The rights are redeemable for one cent per Right at any time up to and including ten days after the acquisition of 15% of the then outstanding Common Stock.

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

In June and July 1995, the Company completed a series of private placements issuing a total of 2,614,432 shares of its Common Stock. The initial purchase price for the shares was $6.86 per share, representing an 11.5% discount to the closing bid price of the Company's Common Stock on June 7, 1995. However, as provided in the placements, the initial purchase price was adjusted to result in a purchase price per share to the investors equal to 88.5% of the average closing price of the Common Stock over agreed-upon valuation periods. In total, the Company received net proceeds of $20.3 million. In connection with the placements, the Company also issued warrants to purchase 235,299 shares of Common Stock. The final purchase prices of the shares issued in the private placements and the exercise prices for the warrants range from $8.11 to $8.62.

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

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company's Stock Option/Stock Issuance Plan (the "1992 Plan") provides for the grant of incentive stock options, non-qualified stock options and stock issuances to employees and consultants and automatic 50,000-share grants to non-employee directors, currently to a maximum of 4,450,000 shares of Common Stock. The Company has elected to continue to account for its employee stock option plans under APB Opinion No. 25 rather than adopt FAS No. 123 (see Note
2).

Under the 1992 Plan, all employees are granted stock options on their date of employment and on promotion. The number of shares granted is based on the employee's position and responsibilities. The options granted generally become exercisable in equal annual amounts over five years. The options generally have a term of ten years as long as the employee remains in the service of the Company. The Company intends to make additional annual grants to employees beginning in 1997. Directors receive an automatic grant of 50,000 shares upon joining the Board and generally every third year thereafter. The options generally become exercisable in equal annual amounts over three years and have a term of ten years assuming continued service on the Board.

In addition to the 1992 Plan, the Company has issued options and warrants to directors, consultants, employees and others as compensation for services. These options vest and are exercisable over a variety of periods as determined by the Company's Board of Directors.

The following table summarizes activity under the 1992 Plan and for other options and warrants for Common Stock for the years ended December 31, 1996, 1995 and 1994:


                                        1992 Plan            Other Options and Warrants
                                  ------------------------   --------------------------
                                               Weighted                    Weighted
                                    Number   Average Price     Number    Average Price
                                  of Shares    Per Share     of Shares     Per Share
                                  ---------  -------------   ---------   -------------
Outstanding, December 31, 1993    2,432,513      $6.61       1,825,000       $4.98
  Granted                           256,950      $7.35          83,334       $6.00
  Exercised                         (12,950)     $7.91         (10,000)      $1.69
  Canceled                         (380,165)     $9.01              --          --
                                  ---------                  ---------

Outstanding, December 31, 1994    2,296,348      $6.37       1,898,334       $5.04
  Granted                           304,925      $7.95         235,299       $8.39
  Exercised                        (112,783)     $8.25        (590,000)      $1.85
  Canceled                         (170,975)    $10.05         (83,334)      $6.00
                                  ---------                  ---------

Outstanding, December 31, 1995    2,317,515      $6.28       1,460,299       $6.81
  Granted                         1,660,450     $14.05         275,000      $10.50
  Exercised                         (99,290)     $8.87        (265,659)      $8.61
  Canceled                         (104,974)     $8.10              --          --
                                  ---------                  ---------

Outstanding, December 31, 1996    3,773,701      $9.58       1,469,640       $7.18
                                  =========                  =========

The weighted average fair value of options granted was $9.60 and $5.29 under the 1992 Plan and $5.00 and $4.05 for other options and warrants in 1996 and 1995, respectively. Included in other options and warrants granted during 1996 is a warrant issued to an investment group exercisable for 175,000 shares of Common Stock at an exercise price of $10.50 per share as a commitment fee for keeping the equity line available for a two-year period (see Note 9). In addition, as a fee for consulting services, the Company also issued a warrant exercisable for 100,000 shares of Common Stock at an exercise price of $10.50 per share in 1996 (see Note 4).

The following table summarizes by price ranges the number of shares, weighted average exercise price and weighted average life (in years) of options and warrants exercisable and outstanding as of December 31, 1996.


                                  Exercisable                     Total Outstanding
                        -------------------------------    -------------------------------
                                    Weighted Average                   Weighted Average
                        Number of ---------------------    Number of ---------------------
  Price Range            Shares   Exercise Price   Life     Shares   Exercise Price   Life
---------------         --------- --------------   ----    --------- --------------   ----
1992 Plan:
    $1.69                 775,000    $ 1.69         2.5      775,000     $ 1.69        2.5
 $3.25 - 3.63              51,540    $ 3.55         3.2       51,540     $ 3.55        3.2
 $4.13 - 5.75             123,607    $ 4.82         5.6      187,551     $ 5.09        6.6
 $5.88 - 8.63             202,215    $ 8.07         6.2      366,900     $ 7.93        6.7
 $8.75 - 13.00            541,170    $10.06         6.2      800,210     $10.16        6.8
$13.13 - 18.50             20,340    $14.95         5.2    1,583,200     $14.20        9.2
    $19.63                     --        --          --        9,300     $19.63        9.8
                        ---------                          ---------
 Total 1992 Plan        1,713,872    $ 5.52         5.5    3,773,701     $ 9.58        8.1
                        =========                          =========

Other Options and Warrants:
 $1.47 - 1.69             310,000     $ 1.48        1.5      310,000     $ 1.48        1.5
    $4.50                  10,000     $ 4.50        3.7       10,000     $ 4.50        3.7
 $8.11 - 10.50          1,149,640     $ 8.71        6.0    1,149,640     $ 8.71        6.0
                        ---------                          ---------
 Total Other            1,469,640     $ 7.18        5.8    1,469,640     $ 7.18        5.8
                        =========                          =========

The following table reflects the Company's pro forma net loss and net loss per share for the years ended December 31, 1996 and 1995 had the expense provisions of FAS No. 123 been implemented (in thousands except per share amounts):


                                             1996             1995
                                          ----------       ----------
     Net loss:
       As reported                        $ (22,401)       $ (23,125)
       Pro forma                            (27,971)         (24,574)

     Net loss per share:
       As reported                        $    (.61)       $    (.72)
       Pro forma                               (.77)            (.76)

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the above pro forma information may not be representative of that to be expected in future years.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants made under the 1992 Plan in 1996 and 1995:
(i) risk-free interest rates of 5.3% and 6.7%, respectively; (ii) expected lives of seven years for both years; and (iii) volatility of 64% for both years. The estimated value of warrants issued in 1996 for services was based on the value of the services rendered. The Black-Scholes option pricing model was also used to estimate value of other options and warrants issued in 1995 with the following weighted average assumptions used: (i) risk-free interest rate of 5.9%; (ii) expected life of two years; and (iii) volatility of 64%.
It is assumed that no dividends are paid on the stock.

During the years ended December 31, 1996 and 1995, $86,000 and $55,000, respectively, were charged to expense in connection with options granted to employees and consultants reflecting amortization of the difference between the fair market value of the shares at the date of grant and the grant price over the vesting period.

The Company has a 401(k) Plan (the "401(k) Plan") under which employees meeting certain eligibility requirements may elect to participate and contribute to the 401(k) Plan. Under the 401(k) Plan, the Company may elect to match a discretionary percentage of contributions. No such matching contributions have been made to the 401(k) Plan since its inception.

NOTE 11 - INCOME TAXES

The Company has federal and California net operating loss carryforwards of approximately $133 million and $28 million, respectively, as of December 31, 1996. The difference between the federal and California operating tax loss carryforwards principally results from the Company not having operations in California until late 1989, a fifty percent limitation on California loss carryforwards and the capitalization of certain research and development expenses for California purposes. As of December 31, 1996, the Company also has federal and California research and development tax credit carryforwards of approximately $4.1 million and $1.5 million, respectively and has California manufacturer's investment tax credit carryforwards of approximately $314,000. The federal net operating loss and research and development tax credit carryforwards will begin expiring in 2001, the California research and development tax credit carryforwards will begin expiring in 2004, and the California manufacturer's investment tax credit carryforward will begin expiring in 2002, unless previously utilized. California net operating loss carryforwards of approximtely $14.1 million and $5.3 million will expire in 1997 and 1998, respectively, if not utilized.

Utilization of future net operating loss carryforwards could be limited if certain cumulative changes in the Company's ownership were to occur. Included in the federal net operating loss carryforwards, and subject to an annual limitation, are approximately $5 million of losses related to an acquisition.

Net deferred tax assets have been completely offset by a valuation allowance as realization of the deferred tax assets is uncertain. During the year ended December 31, 1996, the valuation allowance increased by $11,267,000. Significant components of the Company's net deferred tax assets as of December 31, 1996 and 1995 are as follows (in thousands):

                                                       December 31,
                                                -------------------------
                                                   1996           1995
                                                ----------     ----------
     Deferred tax assets:
       Net operating loss carryforwards         $  48,409      $  39,913
       Tax credit carryforwards                     5,200          4,389
       Capitalized research and development         3,771          2,166
       Other                                        1,271            791
                                                ---------      ---------
         Total deferred tax assets                 58,651         47,259
                                                ---------      ---------
     Deferred tax liabilities:
       Patent expense                                (539)          (414)
                                                ---------      ---------
         Total deferred tax liability                (539)          (414)
                                                ---------      ---------
     Net deferred tax assets before valuation
      allowance                                    58,112         46,845
     Valuation allowance                          (58,112)       (46,845)
                                                ---------      ---------
     Net deferred tax assets                    $      --      $      --
                                                =========      =========

Approximately $6.5 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when and if recognized, will be allocated directly to additional paid-in capital.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

The following summarizes the significant non-cash investing and financing activities of the Company and provides other supplemental cash flow information.

Non-cash financing and investing activities during the year ended December 31, 1996 included the issuance of warrants exercisable for Common Stock as a commitment fee and for consulting services, and the financing of $60,000 of equipment through a capital lease. The commitment fee of 1.75% of the equity line (see Notes 9 and 10), or $875,000, was negotiated between the Company and the investment group providing the equity line and represents the estimated fair value of the warrant. The warrant granted for consulting services has been valued at an estimated fair market value of $500,000 representing the estimated fair market value of the services to be provided as negotiated between the parties (see Notes 4 and 10). The value of the warrants are being amortized over the commitment period and over the period the services were provided. During the year ended December 31, 1995, a promissory note was delivered as payment for the exercise of a stock option (see Note 9). Other non-cash activities have included the issuance of compensatory stock options to employees and consultants (see Note 10).

Net cash from operating activities reflects cash payments for interest expense of approximately $6,000, $6,000 and $8,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Advanced Tissue Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Tissue Sciences, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Tissue Sciences, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                           ERNST & YOUNG LLP

San Diego, California
January 24, 1997

                                                                  EXHIBIT 21



                        ADVANCED TISSUE SCIENCES, INC.
                                 SUBSIDIARIES





   Subsidiary             State of Incorporation          Ownership
---------------           ----------------------          ---------
ATS Orthopedics, Inc.         California                    100%
Segenix, Inc.                 Delaware                      100%

                                                                  EXHIBIT 23




              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-39446) pertaining to the 1987 Incentive Stock Option and Appreciation Plan, 1990 Stock Option Plan for Non-Employee Directors and Options Granted to Certain Officers, Directors, Consultants and Scientific Advisory Board Members under Written Compensation Agreements; (Form S-8 No. 33-48044) pertaining to Options Granted Certain Officers, Directors, Consultants and Scientific Advisory Board Members under Written Compensation Agreements; (Form S-8 No. 33-50156 and No. 33-82310) pertaining to the 1992 Stock Option/Stock Issuance Plan; (Form S-3 No. 33-55520, No. 33-61935 and No. 333-08659) pertaining to the registration of shares of Advanced Tissue Sciences Common Stock of our report dated January 24, 1997 with respect to the consolidated financial statements of Advanced Tissue Sciences, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1996.



                                                           ERNST & YOUNG LLP

San Diego, California
March 24, 1997