Form 10-Q
period 1997-03-31
ADVANCED TISSUE SCIENCES INC
filed 1997-05-09
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ---------

                       COMMISSION FILE NUMBER:  0-016607


                        ADVANCED TISSUE SCIENCES, INC.
              (Exact name of registrant as specified in charter)

                               ---------------


               Delaware                              14-1701513
               --------                              ----------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation  or  organization)              Identification  No.)

 10933 North Torrey Pines Road, La Jolla, California        92037
 ---------------------------------------------------        -----
   (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (619) 450-5730

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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at April 30, 1997 was 37,509,577.

                        ADVANCED TISSUE SCIENCES, INC.

                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997



                                     INDEX
                                     -----

                                                                        Page
                                                                        ----
Part I  -  Financial Information
--------------------------------

 Item 1 - Financial Statements

            Introduction to the Financial Statements                     1

            Consolidated Balance Sheets -
              March 31, 1997 and December 31, 1996                       2

            Consolidated Statements of Operations -
              Three Months Ended March 31, 1997 and 1996                 3

            Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 1997 and 1996                 4

            Consolidated Statement of Stockholders' Equity -
              Three Months Ended March 31, 1997                          5

            Notes to the Consolidated Financial Statements              6-7

 Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8-10


Part II - Other Information
---------------------------

 Item 6 - Exhibits and Reports on Form 8-K                               11


Signatures                                                               11

                        PART I - FINANCIAL INFORMATION
                        ------------------------------



ITEM 1 - FINANCIAL STATEMENTS


                   INTRODUCTION TO THE FINANCIAL STATEMENTS

     The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The financial information presented in this Quarterly Report on Form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

     The discussions in this Quarterly Report on Form 10-Q, particularly those relating to strategic alliances (including potential revenues from certain existing joint ventures), potential acceleration of the use of working capital, the sufficiency and availability of funds to support operations, and commercialization of the Company's products, are forward-looking statements involving risks and uncertainties within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. No assurance can be given that the Company will successfully complete clinical trials, obtain U.S. Food and Drug Administration approval, scale up manufacturing processes, successfully market such products, achieve the milestones required to receive additional funding, or enter into new strategic alliances. These and other risks are detailed in publicly available filings with the Securities and Exchange Commission such as the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and a Registration Statement on Form S-3 (File
No. 333-01185). The forward-looking statements are qualified in their entirety by reference to the risks and risk factors described in such reports and registration statement.

                        ADVANCED TISSUE SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   March 31,     December 31,
                                                     1997            1996
                                                   ---------     ------------
                                                  (Unaudited)
   ASSETS
Current assets:
   Cash and cash equivalents                       $   26,311    $   27,907
   Short-term investments                              11,312        12,310
   Other current assets                                 5,577         3,827
                                                   ----------    ----------
     Total current assets                              43,200        44,044
Property - net                                         12,215         9,734
Patent costs - net                                      1,365         1,310
Other assets                                            2,172         1,413
                                                   ----------    ----------
     Total assets                                  $   58,952    $   56,501
                                                   ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligations    $       24    $       23
   Accounts payable                                     2,595         2,232
   Accrued expenses                                     5,129         5,805
                                                   ----------     ---------
     Total current liabilities                          7,748         8,060
                                                   ----------     ---------
Long-term debt and capital lease
   obligations (Note 3)                                10,055            61
                                                   ----------     ---------
Stockholders'  equity:
   Preferred Stock, $.01 par value; 1,000,000
    shares authorized; none issued                         --            --
   Common Stock, $.01 par value; 50,000,000
    shares authorized; issued and outstanding,
    37,507,547 shares at March 31, 1997 and
    37,474,677 shares at December 31, 1996                375           375
   Additional paid-in capital                         188,307       188,006
   Accumulated deficit                               (146,614)     (139,082)
                                                    ---------     ---------
                                                       42,068        49,299

   Less note received in connection with
    sale of Common Stock                                 (919)         (919)
                                                    ---------     ---------
     Total stockholders' equity                        41,149        48,380
                                                    ---------     ---------
     Total liabilities and stockholders' equity     $  58,952     $  56,501
                                                    =========     =========

       See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1997            1996
                                                 ------------    ------------
                                                          (Unaudited)
Revenues:
  Contracts and fees -
   Related parties                               $    2,639      $      648
   Others                                                10              10
  Product sales                                          --             302
                                                 ----------      ----------
     Total revenues                                   2,649             960
                                                 ----------      ----------

Costs and expenses:
  Research and development                            4,968           5,229
  Selling, general and administrative                 3,120           1,922
  Professional and consulting                           674             628
  Cost of goods sold                                     --             478
                                                 ----------      ----------
     Total costs and expenses                         8,762           8,257
                                                 ----------      ----------
Loss from operations before equity in
  losses of joint ventures                           (6,113)         (7,297)
Equity in losses of joint ventures                   (1,707)             --
                                                 ----------      ----------
Loss from operations                                 (7,820)         (7,297)

Other income (expense):
  Interest income and other                             293             267
  Interest expense                                       (5)             (1)
                                                 ----------      ----------
Net loss                                         $   (7,532)     $   (7,031)
                                                 ==========      ==========
Net loss per share                               $     (.20)     $     (.21)
                                                 ==========      ==========
Weighted average number of common shares
 used in computation of net loss per share           37,488          34,061
                                                 ==========      ==========


       See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1997            1996
                                                  ------------    ------------
                                                           (Unaudited)
Operating  activities:
  Net loss                                        $   (7,532)     $   (7,031)
  Adjustments to reconcile net loss to
   cash used in operating activities:
    Equity in losses of joint ventures                 1,707              --
    Depreciation and amortization                        510             412
    Compensation for services paid in stock,
     stock options or warrants                            --              62
    Other adjustments to net loss                         56              45
    Change in assets and liabilities:
     Other current assets                             (1,750)            (21)
     Other assets                                       (561)           (154)
     Accounts payable                                    363            (143)
     Accrued expenses                                   (676)            436
                                                  ----------       ---------
     Net cash used in operating activities            (7,883)         (6,394)
                                                  ----------       ---------
Investing activities:
  Purchases of short-term investments                     --          (9,998)
  Maturities and sales of short-term investments         998              --
  Acquisition of property                             (3,012)           (392)
  Equity investment in joint ventures                 (1,905)             --
  Patent application costs                               (90)            (74)
                                                  ----------       ---------
     Net cash used in investing activities            (4,009)        (10,464)
                                                  ----------       ---------
Financing activities:
  Proceeds from borrowings                            10,000              --
  Payments of borrowings                                  (5)             (2)
  Net proceeds from sale of equity                        --          37,720
  Options and warrants exercised                         301             243
                                                  ----------       ---------
     Net cash provided by financing activities        10,296          37,961
                                                  ----------       ---------
Net increase (decrease) in cash and cash
  equivalents                                         (1,596)         21,103
Cash and cash equivalents at beginning of period      27,907          18,929
                                                  ----------       ---------
Cash and cash equivalents at end of period        $   26,311       $  40,032
                                                  ==========       =========


        See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                              Total
                                                       Additional                             Stock-
                                       Common Stock     Paid-In     Accumulated    Note      holders'
                                     ----------------
                                     Shares    Amount    Capital      Deficit   Receivable    Equity
                                     ------    ------   ---------   ----------- ----------   ---------
                                                                (Unaudited)

Balance, December 31, 1996           37,475    $  375   $ 188,006   $ (139,082)  $   (919)   $  48,380

Options exercised                        33                   301                                  301

Net loss                                                                (7,532)                 (7,532)
                                     ------    -------  ---------   ----------   --------    ---------

Balance, March 31, 1997              37,508    $  375   $ 188,307   $ (146,614)  $   (919)   $  41,149
                                     ======    ======   =========   ==========   ========    =========


              See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. (the "Company") is a tissue engineering company utilizing its proprietary technology to develop and manufacture human-based tissue products for transplantation. The Company is focusing on the worldwide commercialization of skin, cartilage and cardiovascular products. The Company's leading therapeutic products are tissue engineered skin products for the treatment of severe burns, approved for marketing in the United States by the U.S. Food and Drug Administration ("FDA"), and for diabetic foot ulcers, for which the Company has filed an application with the FDA for marketing approval and is performing multi-site clinical trials in the United States.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated. The Company's interest in joint ventures with Smith & Nephew plc ("Smith & Nephew") are accounted for under the equity method (see Note 2).

NOTE 2 - STRATEGIC ALLIANCES

In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft(R), the Company's tissue engineered dermal skin replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). Upon signing, Smith & Nephew paid an up front fee of $10 million and agreed to pay the Company up to an additional $60 million on the achievement of certain milestones. Smith & Nephew is a worldwide health care company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue. The companies are sharing equally in the expenses and revenues of the Dermagraft Joint Venture effective January 1, 1997. During the three months ended March 31, 1997, the Company recognized $1,695,000 in contract revenues for research and development activities performed for the Dermagraft Joint Venture.

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The Cartilage Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew are sharing equally in Cartilage Joint Venture revenues and expenditures. During the three months ended March 31, 1997, the Company recognized $944,000 in contract revenues for research and development activities performed for the Cartilage Joint Venture compared with $648,000 for the corresponding period of 1996.

The results of operations of the joint ventures for the three months ended March 31, 1997 and 1996 are as follows (in thousands):


                        Dermagraft Joint Venture      Cartilage Joint Venture
                        ------------------------      -----------------------
                           1997          1996            1997         1996
                        ----------    ----------      ----------   ----------
Costs and expenses       $ 2,109       $    --         $ 1,863      $ 1,256
Net loss                   2,109            --           1,863        1,256


NOTE 3 - LONG-TERM DEBT

In March 1997, the Company borrowed $10 million from Smith & Nephew pursuant to a commitment as a part of the agreement to form the Dermagraft Joint Venture (see note 2). The loan bears interest at the London Interbank Offered Rate (LIBOR) plus 4% and is due on the earlier of (i) March 2000 or (ii) the date on which the Company no longer has an ownership interest in the Dermagraft Joint Venture. At the option of the Company, the loan may be paid in cash or Common Stock valued at the then current fair market value.

NOTE 4 - IN VITRO LABORATORY TESTING BUSINESS

In October 1996, the Company closed its In Vitro Laboratory Testing ("IVLT") business and focused all of its resources on its therapeutic programs. Although the Company was a leader in the in vitro testing business and continuously broadened applications for its products, the market for the in vitro laboratory testing products was evolving too slowly for the Company to continue to devote its resources to this business. The statement of operations for the three months ended March 31, 1996, includes product sales and costs and expenses of $302,000 and $853,000, respectively, associated with the IVLT business.

NOTE 5 - NET LOSS PER SHARE

Net loss per share for the three months ended March 31, 1997 and 1996 are based on the weighted average number of shares of Common Stock outstanding during the periods. Shares to be issued under options and warrants have not been included in the calculation of net loss per share as their effect is antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. As their effect has been antidilutive, shares to be issued under options and warrants have not been included in the calculation of earnings per share for the three months ended March 31, 1997 and 1996 and, accordingly, the adoption of Statement No. 128 will not have a material impact on the calculation of earnings per share for such periods.

NOTE 6 - COMMITMENTS

As of March 31, 1997, the Company had commitments of approximately $4.8 million in connection with the expansion of its manufacturing facilities and for related processing equipment. These expenditures are expected to be made during 1997. The Company is currently pursuing financing for a portion of these expenditures with its joint venture partner, Smith & Nephew; however, there can be no assurance such funding will be obtained or will be available on terms favorable to the Company.

NOTE 7 - STOCK OPTIONS

The following table summarizes activity under the Company's 1992 Stock Option/Stock Issuance Plan (the "1992 Plan") and for other options and warrants for Common Stock for the three months ended March 31, 1997:


                                        1992 Plan           Other Options and Warrants
                                 ------------------------   --------------------------
                                              Weighted                    Weighted
                                   Number   Average Price      Number   Average Price
                                 of Shares    Per Share      of Shares    Per Share
                                 ---------  -------------    ---------  -------------
Outstanding, December 31, 1996   3,773,701     $ 9.58        1,469,640     $ 7.18
  Granted                          113,390     $12.16               --         --
  Exercised                        (32,870)    $ 9.18               --         --
  Canceled                         (50,810)    $ 8.79               --         --
                                 ---------                   ---------

Outstanding, March 31, 1997      3,803,411     $ 9.67        1,469,640     $ 7.18
                                 =========                   =========

                                      -7-

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advanced Tissue Sciences, Inc. (the "Company") is engaged in the development and manufacture of living human tissue products for therapeutic applications using its proprietary tissue engineering technology. In March 1997, the Company received marketing approval from the U.S. Food and Drug Administration (the "FDA") for its first therapeutic product, Dermagraft-TC(TM), a temporary covering for severe burns. In anticipation of the approval, the Company began building its sales and marketing capabilities and manufacturing product for inventory during the second half of 1996.

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

     As noted above, in April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. Beginning in January 1997, all expenses and revenues associated with the development and commercialization of Dermagraft for diabetic foot ulcers are being shared equally by the joint venture partners. In May 1994, the Company and Smith & Nephew entered into a separate, fifty-fifty joint venture (the "Cartilage Joint Venture") for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. Smith & Nephew has been responsible for funding the first $10 million in costs incurred in the Cartilage Joint Venture. Beginning in January 1997, the joint venture partners are sharing equally in the Cartilage Joint Venture's expenses. See Note 2 to the consolidated financial statements.

     In October 1996, the Company discontinued sales of its Skin2(R) laboratory testing kits. See Note 4 to the consolidated financial statements.

Results of Operations
---------------------

     Total revenues increased $1,689,000 to $2,649,000 in the three months ended March 31, 1997 as compared to the corresponding period of 1996 as increased contract revenues more than offset the discontinuance of sales of the Company's Skin2 in vitro laboratory testing kits. The Company did not begin commercial sales of Dermagraft-TC until April 1997. Skin2 product sales reached $302,000 in the first quarter of 1996. See note 4 to the consolidated financial statements.

     Revenues from contracts and fees increased to $2,649,000 in the quarter ended March 31, 1997 as compared to $658,000 in the corresponding period of 1996. The increase primarily reflects higher contract revenues recognized for research and development activities performed for the Dermagraft and the Cartilage Joint Ventures (see Note 2 to the consolidated financial statements). Contract revenues from the joint ventures are expected to continue to exceed 1996 levels throughout the balance of the year. Contract revenues in 1996 were primarily from the Cartilage Joint Venture.

     Cost of goods sold in the first quarter of 1996 represents the cost of manufacturing the Company's Skin2 laboratory testing kits. As noted above, the Company discontinued its Skin2 business in October 1996.

     Research and development expenditures decreased to $4,968,000 in the quarter ended March 31, 1997 as compared to $5,229,000 in the first quarter of 1996. The decrease in research and development costs primarily reflects lower costs for both clinical trials and production for clinical trials of Dermagraft-TC and Dermagraft. The decrease was partially offset by increased research and development costs to support the development of tissue engineered cartilage and other programs.

     Selling, general and administrative costs were $3,120,000 for the quarter ended March 31, 1997, as compared to $1,922,000 in the corresponding period of the prior year. The increase in selling, general and administrative expenses principally reflects higher sales and marketing costs related to the commercialization of Dermagraft-TC and costs to establish marketing and administrative support for Dermagraft. These increases are reflected primarily in higher costs for instructional and promotional materials and personnel and associated costs.

     Professional and consulting costs for legal, accounting and other consulting services incurred in the three months ended March 31, 1997 were $674,000 as compared to $628,000 for the first quarter of 1996. The increase in professional and consulting fees in the three months ended March 31, 1997 principally reflects costs for marketing consultants partially offset by lower fees for regulatory consultants and for the recruitment of personnel.

     Interest and other income increased to $293,000 in the quarter ended March 31, 1997 as compared to $267,000 in the corresponding quarter in 1996. The increase primarily reflects interest income from higher cash balances reflecting funds raised in a March 1996 public offering and from the receipt of a $10 million up front fee in April 1996 from Smith & Nephew in connection with the formation of the Dermagraft Joint Venture.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 1997, the Company had available working capital of $35,452,000, a decrease of $532,000 from December 31, 1996. The decrease principally reflects the use of funds for operations and for capital expenditures offset by the Company's receipt of a $10 million loan from Smith & Nephew (see note 3 to the consolidated financial statements).
Capital expenditures of $3,012,000 in the first three months of 1997 relate primarily to the expansion of the Company's manufacturing facility and for related process equipment. As of March 31, 1997, the Company had approximately $4.8 million in commitments for additional capital expenditures relating to the manufacturing expansion. The Company is currently pursuing financing for a portion of these expenditures with its joint venture partner, Smith & Nephew; however, there can be no assurance such funding will be obtained.

     The Company expects to use working capital at an accelerated rate as it continues to incur substantial research and development expenses, increasing selling, general and administrative costs in support of product commercialization, and additional expenditures for capital equipment and patents. These increases are expected to be only partially offset by revenues received from the Cartilage and Dermagraft Joint Ventures with Smith & Nephew.

     In addition to available working capital, the Company has entered into a two-year equity line which could provide up to $50 million in funding through the sale of Common Stock and, subject to certain conditions, is available through February 1998. Any decision to draw any funds under the equity line and the timing of any such draw are solely at the Company's discretion. The Company currently believes it has sufficient funds, including those available under the equity line and from borrowings available under a joint venture arrangement, to support its operations through 1998. To the extent necessary, further sources of funds may include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. There can be no assurance, however, that any additional funds will be available when needed or on terms favorable to the Company, under existing arrangements or otherwise, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

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

Financial Condition
-------------------

     Cash, cash equivalents and short-term investments as of March 31, 1997 decreased from December 31, 1996 reflecting the use of cash to fund operations and capital expenditures during the quarter substantially offset by proceeds from the loan from Smith & Nephew (see note 3 to the consolidated financial statements). Other current assets increased over 1996 as inventories of Dermagraft-TC were built in anticipation of product approval. Accounts payable at March 31, 1997 increased from 1996 principally due to manufacturing, sales and marketing costs associated with the commercialization of Dermagraft-TC. Accrued expenses at March 31, 1997 declined from 1996 principally due to lower accruals for wages and benefits. Long-term debt increased by $10 million reflecting the March 1997 borrowing from Smith & Nephew.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

 Exhibit
   No.           Title                                     Method  of  Filing
 -------         -----                                     ------------------

  10.1     Promissory Note between Advanced Tissue           Filed Herewith
           Sciences, Inc. and Smith & Nephew SNATS, Inc.
           Dated March 31, 1997


      (b)   Reports on Form 8-K - None



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ADVANCED TISSUE SCIENCES, INC.


Date:    May 9, 1997                          /s/ Arthur J. Benvenuto
      ------------------                 --------------------------------
                                         Arthur J. Benvenuto
                                         Chairman of the Board and
                                         Chief Executive Officer



Date:    May 9, 1997                         /s/ Michael V. Swanson
      ------------------                 ---------------------------------
                                         Michael V. Swanson
                                         Vice President, Finance and
                                         Administration