Form 10-Q
period 1997-06-30
ADVANCED TISSUE SCIENCES INC
filed 1997-08-12
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM __________ TO __________


                       COMMISSION FILE NUMBER:  0-016607



                        ADVANCED TISSUE SCIENCES, INC.
              (Exact name of registrant as specified in charter)


          Delaware                                        14-1701513
 -------------------------------                     ---------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification Number)

10933 North Torrey Pines Road, La Jolla, California              92037
---------------------------------------------------            ----------
     (Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code:  (619) 450-5730


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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at August 1, 1997 was 37,561,172.

                        ADVANCED TISSUE SCIENCES, INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997



                                     INDEX
                                     -----

                                                                       Page
                                                                       ----
Part I - Financial Information
------------------------------

  Item 1 - Financial Statements

             Introduction to the Financial Statements                    1

             Consolidated Balance Sheets -
               June 30, 1997 and December 31, 1996                       2

             Consolidated Statements of Operations -
               Three and Six Months Ended June 30, 1997 and 1996         3

             Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1997 and 1996                   4

             Consolidated Statement of Stockholders' Equity -
               Six Months Ended June 30, 1997                            5

             Notes to the Consolidated Financial Statements             6-8

  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        9-11


Part II -  Other Information
----------------------------

  Item 4 - Submission of Matters to a Vote of Security Holders          12

  Item 5 - Other Information                                            12

  Item 6 - Exhibits and Reports on Form 8-K                             13

Signatures                                                              13

                     PART I - FINANCIAL INFORMATION
                     ------------------------------



ITEM 1 - FINANCIAL STATEMENTS


                   INTRODUCTION TO THE FINANCIAL STATEMENTS

     The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of
the Securities and Exchange Commission.   Certain information and footnote
disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Quarterly Report on Form 10-Q for the three months ended March 31, 1997.

     The financial information presented in this Quarterly Report on Form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                        ADVANCED TISSUE SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                   June 30,      December 31,
                                                     1997           1996
                                                 -----------     ------------
                                                 (Unaudited)
     ASSETS
Current assets:
   Cash and cash equivalents                     $    18,405     $    27,907
   Short-term investments                              4,986          12,310
   Other current assets                                6,980           3,827
                                                 -----------     -----------
      Total current assets                            30,371          44,044
Property - net                                        17,087           9,734
Patent costs - net                                     1,395           1,310
Other assets                                           4,242           1,413
                                                 -----------     -----------

      Total assets                               $    53,095     $    56,501
                                                 ===========     ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligations  $        24     $        23
   Accounts payable                                    2,478           2,232
   Accrued expenses                                    5,360           5,805
                                                 -----------     -----------

       Total current liabilities                       7,862           8,060
                                                 -----------     -----------

Long-term debt and capital lease
   obligations (Note 3)                               11,825              61
                                                 -----------     -----------

Stockholders' equity:
   Preferred Stock, $.01 par value; 1,000,000
    shares authorized; none issued                        --              --
   Common Stock, $.01 par value; 100,000,000
    shares authorized; issued and outstanding,
    37,553,452 shares at June 30, 1997 and
    37,474,677 shares at December 31, 1996               376             375
   Additional paid-in capital                        188,678         188,006
   Accumulated deficit                              (154,727)       (139,082)
                                                 -----------     -----------
                                                      34,327          49,299

   Less note received in connection with sale
    of Common Stock                                     (919)           (919)
                                                 -----------     -----------

       Total stockholders' equity                     33,408          48,380
                                                 -----------     -----------

       Total liabilities and stockholders'
        equity                                   $    53,095     $    56,501
                                                 ===========     ===========




       See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                         Three Months Ended June 30,    Six Months Ended June 30,
                                        -----------------------------  ---------------------------
                                            1997            1996           1997           1996
                                        ------------    ------------   ------------   ------------
                                                                 (Unaudited)
Revenues:
  Product sales -
    Related parties                     $       222     $       --     $       222    $        --
    Others                                      450            353             450            655
  Contracts and fees -
    Related parties                           2,947         10,747           5,586         11,395
    Others                                       --             --              10             10
                                        -----------     ----------     -----------    -----------
    Total revenues                            3,619         11,100           6,268         12,060
                                        -----------     ----------     -----------    -----------

Costs and expenses:
  Research and development                    4,497          6,064           9,465         11,293
  Selling, general and administrative         4,004          2,326           7,124          4,248
  Professional and consulting                   678          1,167           1,352          1,795
  Cost of goods sold                            708            418             708            896
                                        -----------     ----------     -----------    -----------
    Total costs and expenses                  9,887          9,975          18,649         18,232
                                        -----------     ----------     -----------    -----------

Income (loss) from operations before
 equity in losses of joint ventures          (6,268)         1,125         (12,381)        (6,172)

Equity in losses of joint ventures           (2,642)            --          (4,349)            --
                                        -----------     ----------     -----------    -----------

Income (loss) from operations                (8,910)         1,125         (16,730)        (6,172)

Other income (expense):
  Interest income and other                   1,048            759           1,341          1,026
  Interest expense                             (251)            (2)           (256)            (3)
                                        -----------     ----------     -----------    -----------

Net income (loss)                       $    (8,113)    $    1,882     $   (15,645)   $    (5,149)
                                        ===========     ==========     ===========    ===========

Net income (loss) per share             $      (.22)    $      .05     $      (.42)   $      (.14)
                                        ===========     ==========     ===========    ===========

Weighted average number of common
  shares used in computation of net
  income (loss) per share                    37,519         39,686          37,504         35,667
                                        ===========     ==========     ===========    ===========




       See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                                     Six Months Ended June 30,
                                                     -------------------------
                                                        1997           1996
                                                     ----------     ----------
                                                             (Unaudited)
Operating activities:
   Net loss                                          $  (15,645)    $   (5,149)
   Adjustments to reconcile net loss to cash used
    in operating activities:
      Equity in losses of joint ventures                  4,348             --
      Depreciation and amortization                       1,038            840
      Compensation for services paid in stock,
        stock options or warrants                            --            320
      Other adjustments to net loss                          60             52
      Change in assets and liabilities:
        Other current assets                             (3,153)        (1,138)
        Other assets                                     (1,815)          (211)
        Accounts payable                                    246           (324)
        Accrued expenses                                   (445)           678
                                                     ----------     ----------

          Net cash used in operating activities         (15,366)        (4,932)
                                                     ----------     ----------

Investing activities:
   Purchases of short-term investments                   (2,248)       (21,707)
   Maturities and sales of short-term investments         9,572             --
   Acquisition of property                               (8,405)        (1,096)
   Equity investment in joint ventures                   (5,362)            --
   Patent application costs                                (131)          (157)
                                                     ----------     ----------

          Net cash used in investing activities          (6,574)       (22,960)
                                                     ----------     ----------

Financing activities:
   Proceeds from borrowings                              11,776             --
   Payments of borrowings                                   (11)            (5)
   Net proceeds from sale of equity                          --         40,253
   Options and warrants exercised                           673          2,640
                                                     ----------     ----------

          Net cash provided by financing activities      12,438         42,888
                                                     ----------     ----------

Net increase (decrease) in cash and cash equivalents     (9,502)        14,996
Cash and cash equivalents at beginning of period         27,907         18,929
                                                     ----------     ----------

Cash and cash equivalents at end of period           $   18,405     $   33,925
                                                     ==========     ==========




      See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)



                                                                                   Total
                                               Additional                          Stock-
                            Common Stock        Paid-In   Accumulated     Note     holders'
                       ----------------------
                         Shares     Amount      Capital     Deficit    Receivable  Equity
                       ---------- -----------  ---------  -----------  ----------  --------
                                                      (Unaudited)

Balance,
  December 31, 1996      37,475    $    375    $ 188,006  $ (139,082)  $    (919)  $  48,380

Options exercised            78           1          672                                 673

Net loss                                                     (15,645)                (15,645)
                         ------    --------    ---------  ----------   ---------   ---------

Balance,
  June 30, 1997          37,553    $    376    $ 188,678  $ (154,727)  $    (919)  $  33,408
                         ======    ========    =========  ==========   =========   =========




       See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. (the "Company") is a tissue engineering company utilizing its proprietary technology to develop and manufacture human-based tissue products for transplantation. The Company is focusing on the worldwide commercialization of skin, cartilage and cardiovascular products. The Company's leading therapeutic products are tissue engineered skin products for the temporary covering of severe burns, approved for marketing in the United States by the U.S. Food and Drug Administration ("FDA"), and for the treatment of diabetic foot ulcers, for which the Company has filed an application with the FDA for marketing approval and is performing multi-site clinical trials in the United States.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The Company's interests in joint ventures with Smith & Nephew plc ("Smith & Nephew") are accounted for under the equity method (see Note 2).

NOTE 2 - STRATEGIC ALLIANCES

In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft(R), the Company's tissue engineered dermal skin replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). Upon signing, Smith & Nephew paid an up front fee of $10 million and agreed to pay the Company up to an additional $60 million on the achievement of certain milestones. Smith & Nephew is a worldwide health care company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue. The companies are sharing equally in the expenses and revenues of the Dermagraft Joint Venture effective January 1, 1997. During the three and six months ended June 30, 1997, the Company recognized $1,942,000 and $3,637,000, respectively, in contract revenues for research and development activities performed for the Dermagraft Joint Venture. In addition, during the three and six-month periods ended June 30, 1997, the Company sold the Dermagraft Joint Venture $222,000 of Dermagraft product, which was equal to the Company's cost of goods sold for such product.

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The Cartilage Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew began sharing equally in Cartilage Joint Venture revenues and expenditures. During the three and six months ended June 30, 1997, the Company recognized $1,005,000 and $1,949,000, respectively, in contract revenues for research and development activities performed for the Cartilage Joint Venture, as compared with $747,000 and $1,395,000 during the corresponding periods of 1996.

The results of operations of the joint ventures for the three and six months ended June 30, 1997 and 1996 are as follows (in thousands):


                          Three Months Ended June 30,   Six Months Ended June 30,
                          ---------------------------   -------------------------
                              1997           1996           1997         1996
                          -----------    ------------   -----------  ------------
Dermagraft Joint Venture
------------------------

Costs and expenses         $    3,651     $      --      $    5,761   $     --
Net loss                        3,651            --           5,761         --

Cartilage Joint Venture
------------------------

Costs and expenses         $    1,781     $   1,624      $    3,646   $  2,430
Net loss                        1,781         1,624           3,646      2,430


NOTE 3 - LONG-TERM DEBT

In June 1997, the Company borrowed $1.7 million from Smith & Nephew pursuant to a commitment as a part of the agreement to form the Cartilage Joint Venture (see Note 2). Under the terms of that joint venture agreement, the Company may borrow up to a total of $10 million. The loan bears interest at the 90-day London Interbank Offered Rate ("LIBOR") plus 4% and is due on the earlier of (i) June 2000 or (ii) the date on which the Company no longer has an ownership interest in the Cartilage Joint Venture.

In March 1997, the Company borrowed $10 million from Smith & Nephew pursuant to a commitment as a part of the agreement to form the Dermagraft Joint Venture (see Note 2). The loan bears interest at 90-day LIBOR plus 4% and is due on the earlier of (i) March 2000 or (ii) the date on which the Company no longer has an ownership interest in the Dermagraft Joint Venture. At the option of the Company, the loan may be paid in cash or Common Stock valued at the then current fair market value.

NOTE 4 - IN VITRO LABORATORY TESTING BUSINESS

In October 1996, the Company closed its In Vitro Laboratory Testing ("IVLT") business and focused all of its resources on its therapeutic programs. Although the Company was a leader in the in vitro testing business and continuously broadened applications for its products, the market for the in vitro laboratory testing products was evolving too slowly for the Company to continue to devote its resources to this business. The statements of operations for the three and six months ended June 30, 1996, include product sales of $353,000 and $655,000, respectively, and costs and expenses of $804,000 and $1,669,000, respectively, associated with the IVLT business.

NOTE 5 - NET INCOME (LOSS) PER SHARE

The net loss per share for the three months ended June 30, 1997 and the six months ended June 30, 1997 and 1996 are based on the weighted average number of shares of Common Stock outstanding during the periods. Shares to be issued under options and warrants have not been included in the calculation of net loss per share as their effect is antidilutive. Net income per share for the three-month period ended June 30, 1996 is based on the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents include outstanding options and warrants to purchase shares of the Company's Common Stock.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for periods ending on or after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and
to restate all prior periods.   Under the new requirements for calculating
primary earnings per share, the dilutive effect of stock options and warrants will be excluded. As their effect has been antidilutive, shares to be issued under options and warrants have not been included in the calculation of net loss per share for the three months ended June 30, 1997 and the six months ended June 30, 1997 and 1996. The adoption of Statement No. 128 will not have a material impact on the calculation of net loss per share for such periods. Because the Company reported a net income for the three months ended June 30, 1996, the dilutive effect of stock options and warrants were included in the calculation of net income per share. The adoption of Statement No. 128 would not have had a material impact on the calculation of net income per share for such period.

NOTE 6 - COMMITMENTS

As of June 30, 1997, the Company had commitments of approximately $1.4 million in connection with the expansion of its manufacturing facilities and for related processing equipment. These expenditures are expected to be made during 1997. The Company intends to finance the expansion through a term loan with The Chase Manhattan Bank (see Note 8).

NOTE 7 - STOCK OPTIONS

At the 1997 Annual Meeting of Stockholders, the 1997 Stock Incentive Plan (the "1997 Plan") was approved. The 1997 Plan makes an additional 3,000,000 shares of Common Stock available for grant and serves as the successor to the 1992 Stock Option/Stock Issuance Plan (the "1992 Plan"). Upon adoption of the 1997 Plan, shares granted under outstanding options and available for grant under the 1992 Plan were transferred to the 1997 Plan. All outstanding options under the 1992 Plan will continue to be governed by the terms and conditions of the existing option agreements for those grants. At June 30, 1997, a total of 6,969,642 shares were outstanding under options or available for grant under the 1997 Plan.

The following table summarizes activity under the Company's 1997 Plan and for other options and warrants for Common Stock for the six months ended June 30, 1997:



                                           1997 Plan             Other Options and Warrants
                                    ------------------------     --------------------------
                                                 Weighted                      Weighted
                                     Number    Average Price       Number    Average Price
                                    of Shares    Per Share        of Shares    Per Share
                                    ---------  -------------      ---------  -------------
Outstanding, December 31, 1996      3,773,701    $ 9.58           1,469,640     $ 7.18
  Granted                             297,100    $11.75                  --         --
  Exercised                           (78,775)   $ 8.54                  --         --
  Canceled                            (73,180)   $ 9.38                  --         --
                                    ---------                     ---------
Outstanding, June 30, 1997          3,918,846    $ 9.77           1,469,640     $ 7.18
                                    =========                     =========


NOTE 8 - SUBSEQUENT EVENTS

Long-term Debt.  In August 1997, DermEquip, L.L.C. ("DermEquip"), entered into
---------------
a term loan agreement with The Chase Manhattan Bank (the "Chase Loan") to borrow up to $16 million through June 1998 to apply toward capital expenditures relating to the expansion of the Company's manufacturing facility (see Note 6). The Chase Loan is to bear interest payable quarterly, at 90-day LIBOR plus 1/4 percent. Principal is payable in equal quarterly installments beginning in June 1998 through June 2004. The loan is secured by joint and several guarantees issued by both Smith & Nephew and the Company. DermEquip is jointly owned by Smith & Nephew and the Company, and will be consolidated in the Company's financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advanced Tissue Sciences, Inc. (the "Company") is engaged in the development and manufacture of living human tissue products for therapeutic applications using its proprietary tissue engineering technology. In March 1997, the Company received marketing approval from the U.S. Food and Drug Administration (the "FDA") for its first therapeutic product, Dermagraft-TC(TM), a temporary covering for severe burns. The Company, in conjunction with its joint venture partner, Smith & Nephew plc ("Smith & Nephew"), has also submitted an application for approval to market the Company's dermal skin replacement product, Dermagraft(R) for the treatment of diabetic foot ulcers to the FDA. The joint venture is currently completing a fifty patient confirmatory trial which will be submitted as an amendment to the marketing application, and is performing additional trials in selected European countries. In addition to its Dermagraft-TC and Dermagraft skin products, the Company is focusing its resources on the development of tissue engineered cartilage and cardiovascular products.

     The Company has incurred, and expects to continue to incur, substantial expenditures in support of the commercialization, development and clinical trials of its Dermagraft-TC and Dermagraft products for burn and skin ulcer applications, in developing manufacturing systems and facilities for the production and commercialization of Dermagraft, in building its sales and marketing capabilities, and in advancing other applications of the Company's core technology. These activities have been supported by a variety of strategic relationships over the past several years.

     As noted above, in April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. Beginning in January 1997, all expenses and revenues associated with the development and commercialization of Dermagraft for diabetic foot ulcers are being shared equally by the joint venture partners. In May 1994, the Company and Smith & Nephew entered into a separate, fifty-fifty joint venture (the "Cartilage Joint Venture") for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. Smith & Nephew was responsible for funding the first $10 million in costs incurred in the Cartilage Joint Venture. In January 1997, the joint venture partners began sharing equally in the Cartilage Joint Venture's expenses. See Note 2 to the consolidated financial statements.

     In October 1996, the Company discontinued sales of its Skin2(R) laboratory testing kits. See Note 4 to the consolidated financial statements.

Results of Operations
---------------------

     Product sales were $672,000 for the three and six months ended June 30, 1997 as compared to $353,000 and $655,000 for the corresponding periods of 1996. Product sales to related parties reflect sales of Dermagraft to the Dermagraft Joint Venture at cost (see Note 2 to the consolidated financial statements). Sales to outside customers in 1997 are from Dermagraft-TC which was introduced in April following marketing approval from the FDA. Sales in 1996 were from the Company's Skin2 product line.

     Revenues from contracts and fees were $2,947,000 and $5,596,000 for the three and six months ended June 30, 1997, respectively, compared to $10,747,000 and $11,405,000 for the corresponding periods in 1996. The revenues reported for the three and six months ended June 30, 1996 included a $10 million up front fee from Smith & Nephew upon signing the agreement to enter into the Dermagraft Joint Venture. Contract revenues, excluding the $10 million payment, increased $2,200,000 and $4,191,000 in the three and six months ended June 30, 1997, respectively, reflecting higher contract revenues recognized for research and development activities performed for the Dermagraft and the Cartilage Joint Ventures and associated administrative costs. See Note 2 to the consolidated financial statements. Contract revenues from the joint ventures are expected to continue to exceed 1996 levels throughout the balance of the year. Contract revenues in 1996 were primarily from the Cartilage Joint Venture.

     Cost of goods sold in the three and six months ended June 30, 1997 represents the cost of the Company's Dermagraft-TC product since its introduction in April 1997 and the cost of Dermagraft sold to the Dermagraft Joint Venture. Products were sold to the Dermagraft Joint Venture at cost. Cost of goods sold in the three and six months ended June 30, 1996 represents the cost of the Company's Skin2 laboratory testing kits. As noted above, the Company discontinued its Skin2 business in October 1996.

     Research and development expenditures decreased to $4,497,000 and $9,465,000 in the three and six months ended June 30, 1997, respectively, as compared to $6,064,000 and $11,293,000 in the corresponding periods of 1996. The decrease in research and development costs primarily reflects lower costs for both clinical trials and production for clinical trials of Dermagraft-TC
and Dermagraft.   The decrease was partially offset by increased research and development costs to support the development of tissue engineered cartilage.

     Selling, general and administrative costs were $4,004,000 and $7,124,000 for the three and six months ended June 30, 1997, respectively, as compared to $2,326,000 and $4,248,000 in the corresponding periods of the prior year. The increase in selling, general and administrative expenses principally reflects higher sales and marketing costs related to the commercialization of Dermagraft-TC and costs associated with supporting the Dermagraft and Cartilage Joint Ventures. These increases are reflected primarily in higher costs for selling and promotional materials, and personnel and associated costs.

     Professional and consulting costs for legal, accounting and other consulting services incurred in the three and six months ended June 30, 1997, respectively, were $678,000 and $1,352,000 as compared to $1,167,000 and $1,795,000 for the corresponding periods of 1996. The decrease in professional and consulting fees in the 1997 periods principally reflects the absence of fees paid to financial advisors related to the Dermagraft Joint Venture and the Company's In Vitro Laboratory Testing business in 1996 and lower fees for regulatory consultants, partially offset by increased costs for marketing consultants.

     Equity in losses of joint ventures was $2,642,000 and $4,349,000 for the three and six months ended June 30, 1997, respectively and represent the Company's share of losses of the Dermagraft and Cartilage Joint Ventures. The Company began sharing in such costs in January 1997 (see Note 2 to the consolidated financial statements). The joint ventures' losses are expected to continue to increase throughout 1997 as Dermagraft is commercially introduced in certain markets and orthopedic cartilage moves toward clinical trials.

     Interest and other income increased to $1,048,000 and $1,341,000 in the three and six months ended June 30, 1997, respectively, as compared to $759,000 and 1,026,000 in the corresponding periods in 1996. The increases primarily reflect interest income from higher average cash balances in 1997 versus the corresponding periods of 1996 and interest charged to the Dermagraft Joint Venture for capital employed.

     Interest expense was $251,000 and $256,000 in the three and six months ended June 30, 1997, respectively, as compared to $2,000 and $3,000 in the corresponding periods in 1996. The increase reflects interest on notes payable to Smith & Nephew. See Note 3 to the consolidated financial statements.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 1997, the Company had available working capital of $22,509,000, a decrease of $13,475,000 from December 31, 1996. The decrease principally reflects the use of funds for operations and for capital expenditures offset by the Company's receipt of $11.7 million in loans from Smith & Nephew. See Note 3 to the consolidated financial statements. Capital expenditures of $8,405,000 in the first six months of 1997 relate primarily to the expansion of the Company's manufacturing facility and related process equipment. As of June 30, 1997, the Company had approximately $1.4 million in commitments and had expended $10.2 million for additional capital expenditures and deposits, principally relating to the manufacturing expansion. The Company intends to finance the expansion through a term loan with The Chase Manhattan Bank. See note 8 to the consolidated financial statements.

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

     In addition to available working capital, the Company has entered into a two-year equity line which could provide up to $50 million in funding through the sale of Common Stock and, subject to certain conditions, is available through February 1998. Any decision to draw any funds under the equity line and the timing of any such draw are solely at the

Company's discretion. The Company currently believes it has sufficient funds, including those available under the equity line and from borrowings available under a joint venture arrangement, to support its operations through 1998. To the extent necessary, further sources of funds may include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. There can be no assurance, however, that funds will be available when needed or on terms favorable to the Company, under existing arrangements or otherwise, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

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

Financial Condition
-------------------

     Cash, cash equivalents and short-term investments as of June 30, 1997 decreased from December 31, 1996 reflecting the use of cash to fund operations and capital expenditures during the quarter partially offset by proceeds of loans from Smith & Nephew. Long-term debt increased by $11.7 million reflecting the loans from Smith & Nephew. See Note 3 to the consolidated financial statements. Other current assets increased over 1996 as inventory increased to support the marketing of Dermagraft-TC and due to increases in accounts receivable. Other assets have increased principally reflecting deposits made on equipment for the expansion of the Company's manufacturing facility.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 20, 1997. During the Annual Meeting, the stockholders elected the following nominees to the Company's Board of Directors to serve for the term of one year or until their successors have been elected and qualified. The votes of the stockholders for each of the director nominees was as follows:


          Nominee                        In Favor            Withheld
     -----------------                   --------            --------
     Arthur J. Benvenuto                 34,056,398          1,150,269
     Dr. Gail K. Naughton                34,187,728          1,018,939
     Jerome E. Groopman, M.D.            34,184,318          1,022,349
     Jack L. Heckel                      34,053,719          1,152,948
     Dayton Ogden                        34,062,748          1,143,919
     David S. Tappan, Jr.                34,037,319          1,169,348
     Dr. Gail R. Wilensky                34,059,493          1,147,174


     The stockholders also approved (a) an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.01 par value per share, from 50,000,000 to 100,000,000 with 31,410,032 shares in favor of the proposal, 3,440,373 shares opposed and 356,262 shares abstaining; (b) the Company's 1997 Stock Incentive Plan with 12,348,918 shares in favor of the proposal 7,752,549 shares opposed, 415,062 shares abstaining and 14,690,138 broker non-voting shares; and (c) the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1997 with 34,120,325 shares in favor of the proposal, 345,075 shares opposed and 741,267 shares abstaining.

ITEM 5 - OTHER INFORMATION

     The discussions in this Quarterly Report on Form 10-Q, particularly those relating to strategic alliances (including potential revenues from certain existing joint ventures), the use of working capital, the sufficiency and availability of funds to support operations, and commercialization of the Company's products, are forward-looking statements involving risks and uncertainties within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. No assurance can be given that the Company will successfully complete clinical trials, obtain U.S. Food and Drug Administration approval, scale up manufacturing processes, successfully market such products, achieve the milestones required to receive additional funding, or enter into new strategic alliances. These and other risks are detailed in publicly available filings with the Securities and Exchange Commission such as the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and a Registration Statement on Form S-3 (File No. 333-01185). The forward-looking statements are qualified in their entirety by reference to the risks and risk factors described in such reports and registration statement.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


 (a)   Exhibits

       Exhibit
         No.                       Title                     Method of Filing
       -------    ---------------------------------------    ----------------

        3.1       Restated Certificate of Incorporation of    Filed Herewith
                  Advanced Tissue Sciences, Inc. as in
                  effect June 12, 1997

       10.1       Advanced Tissue Sciences, Inc. 1997 Stock   Filed Herewith
                  Incentive Plan

       10.2       Promissory Note between Advanced Tissue     Filed Herewith
                  Sciences, Inc. and Smith & Nephew
                  SNATS, Inc. Dated June 11, 1997

       27         Financial Data Schedule                     Filed with
                                                              Electronic Copy
                                                              Only

 (b)   Reports on Form 8-K - None



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ADVANCED TISSUE SCIENCES, INC.




Date: August, 11, 1997                  /s/ Arthur J. Benvenuto
      ----------------                -------------------------------
                                      Arthur J. Benvenuto
                                      Chairman of the Board and
                                      Chief Executive Officer




Date: August 11, 1997                   /s/ Michael V. Swanson
      ---------------                 --------------------------------
                                      Michael V. Swanson
                                      Vice President, Finance and
                                      Administration