Form 10-Q
period 1997-09-30
ADVANCED TISSUE SCIENCES INC
filed 1997-11-12
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   _________


             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ___________ TO __________


                         COMMISSION FILE NUMBER:  0-016607


                          ADVANCED TISSUE SCIENCES, INC.
               (Exact name of registrant as specified in charter)

                                ____________


           Delaware                                        14-1701513
   _______________________________                     ___________________
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

10933 North Torrey Pines Road, La Jolla, California              92037
----------------------------------------------------           __________
   (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code:  (619) 450-5730

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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at October 31, 1997 was 37,593,657.

                        ADVANCED TISSUE SCIENCES, INC.

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                     INDEX
                                     -----

                                                                    Page
                                                                    ----
Part I - Financial Information
------------------------------

  Item 1 - Financial Statements

            Introduction to the Financial Statements                  1

            Consolidated Balance Sheets -
              September 30, 1997 and December 31, 1996                2

            Consolidated Statements of Operations -
              Three and Nine Months Ended September 30, 1997
              and 1996                                                3

            Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1997 and 1996           4

            Consolidated Statement of Stockholders' Equity -
              Nine Months Ended September 30, 1997                    5

            Notes to the Consolidated Financial Statements           6-8

  Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      9-11

Part II -  Other Information
----------------------------

  Item 5 - Other Information                                          12

  Item 6 - Exhibits and Reports on Form 8-K                           12

Signatures                                                            13

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

ITEM  1  -  FINANCIAL  STATEMENTS


                   INTRODUCTION TO THE FINANCIAL STATEMENTS

     The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997.

     The financial information presented in this Quarterly Report on Form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                        ADVANCED TISSUE SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                            September 30,   December 31,
                                                1997            1996
                                           ---------------  -------------
                                             (Unaudited)
       ASSETS
Current assets:
   Cash and cash equivalents               $       20,310   $     27,907
   Short-term investments                           5,750         12,310
   Other current assets                             6,295          3,827
                                           --------------   ------------

      Total current assets                         32,355         44,044
Property - net                                     19,433          9,734
Patent costs - net                                  1,432          1,310
Other assets                                        4,552          1,413
                                           --------------   ------------

      Total assets                         $       57,772   $     56,501
                                           ==============   ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt and
     capital lease obligations             $        1,026   $         23
   Accounts payable                                 1,519          2,232
   Accrued expenses                                 6,085          5,805
                                           --------------   ------------

      Total current liabilities                     8,630          8,060
                                           --------------   ------------

Long-term debt and capital lease
  obligations                                      24,388             61
                                           --------------   ------------

Minority interest in consolidated
  subsidiary                                           60             --
                                           --------------   ------------

Stockholders' equity:
   Preferred Stock, $.01 par value;
    1,000,000 shares authorized;
    none issued                                        --             --
   Common Stock, $.01 par value;
    100,000,000 shares authorized;
    issued and outstanding, 37,586,347
    shares at September 30, 1997 and
    37,474,677 shares at December 31, 1996             376           375
   Additional paid-in capital                      188,952       188,006
   Accumulated deficit                            (163,715)     (139,082)
                                            --------------   -----------

                                                    25,613        49,299

   Less note received in connection with
    sale of Common Stock                              (919)         (919)
                                            --------------   -----------

      Total stockholders' equity                    24,694        48,380
                                            --------------   -----------

      Total liabilities and stockholders'
       equity                               $       57,772   $    56,501
                                            ==============   ===========


       See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                          Three Months Ended         Nine Months Ended
                                             September 30,             September 30,
                                      -------------------------- -------------------------
                                        1997              1996     1997             1996
                                      -------------------------- -------------------------
                                                            (Unaudited)
Revenues:
  Product sales -
    Related parties                    $     723     $       --   $     945     $      --
    Other                                    173            237         623           892
  Contracts and fees -
    Related parties                        2,372          1,127       7,958        12,522
    Others                                    --             --          10            10
                                       ---------     ----------   ---------     ---------

    Total revenues                         3,268          1,364       9,536        13,424
                                       ---------     ----------   ---------     ---------

Costs and expenses:
  Research and development                 4,212          6,426      13,677        17,719
  Selling, general and administrative      3,877          3,387      11,001         7,635
  Professional and consulting                671            976       2,023         2,771
  Cost of goods sold                       1,090            373       1,798         1,269
                                       ---------     ----------   ---------     ---------

    Total costs and expenses               9,850         11,162      28,499        29,394
                                       ---------     ----------   ---------     ---------

Loss from operations before equity
 in losses of joint ventures              (6,582)        (9,798)    (18,963)      (15,970)

Equity in losses of joint ventures        (2,571)            --      (6,920)           --
                                       ---------     ----------   ---------     ---------

Loss from operations                      (9,153)        (9,798)    (25,883)      (15,970)

Other income (expense):
  Interest income and other                  464            732       1,805         1,758
  Interest expense                          (299)            (1)       (555)           (4)
                                       ---------     ----------   ---------     ---------

Net loss                               $  (8,988)    $   (9,067)  $ (24,633)    $ (14,216)
                                       =========     ==========   =========     =========

Net loss per share                     $    (.24)    $     (.24)  $    (.66)    $    (.39)
                                       =========     ==========   =========     =========

Weighted average number of common
  shares used in computation of net
  loss per share                          37,568         37,407      37,525        36,252
                                       =========     ==========    ========     =========



       See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                               Nine Months Ended September 30,
                                               -------------------------------
                                                  1997                1996
                                               -------------------------------
                                                         (Unaudited)
Operating activities:
   Net loss                                    $   (24,633)       $   (14,216)
   Adjustments to reconcile net loss
    to cash used in operating activities:
     Depreciation and amortization                   1,567              1,291
     Compensation for services paid in stock
      options or warrants                               --                867
     Equity in losses of joint ventures              6,920                 --
     Other adjustments to net loss                     148                 54
     Change in assets and liabilities:
      Other current assets                          (2,468)            (1,111)
      Other assets                                  (2,619)              (657)
      Accounts payable                                (713)               776
      Accrued expenses                                 280              1,497
                                               -----------         ----------

        Net cash used in operating
         activities                                (21,518)           (11,499)
                                               -----------         ----------

Investing activities:
   Purchases of short-term investments              (4,250)           (21,707)
   Maturities and sales of short-term
    investments                                     10,810              9,999
   Acquisition of property                         (11,297)            (1,627)
   Equity investment in joint ventures              (7,440)                --
   Patent application costs                           (179)              (202)
                                               -----------         ----------

        Net cash used in investing activities      (12,356)           (13,537)
                                               -----------         ----------

Financing activities:
   Proceeds from borrowings                         25,364                 --
   Payments of borrowings                              (34)                (7)
   Net proceeds from sale of equity                     --             40,253
   Options and warrants exercised                      947              2,806
                                               -----------         ----------

        Net cash provided by financing
         activities                                 26,277             43,052
                                               -----------         ----------

Net increase (decrease) in cash and
  cash equivalents                                  (7,597)            18,016
Cash and cash equivalents at beginning
  of period                                         27,907             18,929
                                               -----------         ----------

Cash and cash equivalents at end of period     $    20,310         $   36,945
                                               ===========         ==========


       See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)


                                                                                        Total
                                                  Additional                            Stock-
                                 Common Stock      Paid-In   Accumulated     Note      holders'
                              ------------------
                               Shares    Amount    Capital     Deficit    Receivable   Equity
                              --------  --------  ---------- -----------  ----------  --------
                                                           (Unaudited)

Balance, December 31, 1996     37,475   $   375   $ 188,006  $ (139,082)  $    (919)  $ 48,380

Options exercised                 111         1         946                                947

Net loss                                                        (24,633)               (24,633)
                              -------   -------   ---------  ----------   ---------   --------

Balance, September 30, 1997    37,586   $   376   $ 188,952  $ (163,715)  $    (919)  $ 24,694
                              =======   =======   =========  ==========   =========   ========



       See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. (the "Company") is a tissue engineering company utilizing its proprietary technology to develop and manufacture human-based tissue products for transplantation. The Company is focusing on the worldwide commercialization of skin, cartilage and cardiovascular products. The Company's leading therapeutic products are tissue engineered skin products for the temporary covering of severe and partial thickness burns, approved for marketing in the United States by the U.S. Food and Drug Administration ("FDA"), and for the treatment of diabetic foot ulcers, for which the Company has filed an application with the FDA for marketing approval in the United States.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and DermEquip, L.L.C. ("DermEquip"), a limited liability company owned jointly with Smith & Nephew plc ("Smith & Nephew"). All intercompany accounts and transactions have been eliminated. The Company's other interests in joint ventures with Smith & Nephew are accounted for under the equity method (see Note 2).

NOTE 2 - STRATEGIC ALLIANCES

In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft(R), the Company's tissue engineered dermal skin replacement for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). Upon signing, Smith & Nephew paid an up front fee of $10 million and agreed to pay the Company up to an additional $60 million on the achievement of certain milestones. Smith & Nephew is a worldwide health care company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue. The companies are sharing equally in the expenses and revenues of the Dermagraft Joint Venture effective January 1, 1997. During the three and nine months ended September 30, 1997, the Company recognized $1,420,000 and $5,057,000, respectively, in contract revenues for research and development, marketing and other activities performed for the Dermagraft Joint Venture. In addition, during the three and nine-month periods ended September 30, 1997, the Company sold the Dermagraft Joint Venture $723,000 and $945,000, respectively, of Dermagraft product, which was equal to the Company's cost of goods sold for such product.

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The Cartilage Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew began sharing equally in Cartilage Joint Venture revenues and expenditures. During the three and nine months ended September 30, 1997, the Company recognized $952,000 and $2,901,000, respectively, in contract revenues for research and development activities performed for the Cartilage Joint Venture, as compared with $1,127,000 and $2,522,000 during the corresponding periods of 1996.

The results of operations of the joint ventures for the three and nine months ended September 30, 1997 and 1996 are as follows (in thousands):


                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                             ------------------------ -----------------------
                                1997          1996       1997          1996
                             ----------    ---------- ----------    ---------

Dermagraft Joint Venture
------------------------

Costs and expenses           $   3,695     $      --   $  9,456      $     --
Net loss                         3,695            --      9,456            --

Cartilage Joint Venture
-----------------------

Costs and expenses           $   1,604     $   1,920   $  5,250      $  4,350
Net loss                         1,604         1,920      5,250         4,350

NOTE 3 - LONG-TERM DEBT

Through September 1997, the Company has borrowed $2.6 million from Smith & Nephew pursuant to a commitment as a part of the agreement to form the Cartilage Joint Venture (see Note 2). Under the terms of that joint venture agreement, the Company may borrow up to a total of $10 million. The loan bears interest at the 90-day London Interbank Offered Rate ("LIBOR") plus 4% and is due on the earlier of (i) June 2000 or (ii) the date on which the Company no longer has an ownership interest in the Cartilage Joint Venture.

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

In August 1997, DermEquip, L.L.C., an entity jointly owned by Smith & Nephew and the Company, entered into a term loan agreement with The Chase Manhattan Bank (the "Chase Loan") to borrow up to $16 million through June 1998. As of September 30, 1997, DermEquip had borrowed $12.6 million under the Chase Loan. The Chase Loan bears interest payable quarterly at 90-day LIBOR plus 1/4 percent. Principal is payable in equal quarterly installments beginning in June 1998 through June 2004. DermEquip's obligations with respect to the Chase Loan are jointly and severally guaranteed by Smith & Nephew and the Company. The guaranties are secured by DermEquip's assets, having a net book value of $11.6 million as of September 30, 1997, and by each company's interest in DermEquip.

NOTE 4 - IN VITRO LABORATORY TESTING BUSINESS

In October 1996, the Company closed its In Vitro Laboratory Testing ("IVLT") business and focused all of its resources on its therapeutic programs. Although the Company was a leader in the in vitro testing business and continuously broadened applications for its products, the market for the in vitro laboratory testing products was evolving too slowly for the Company to continue to devote its resources to this business. The statements of operations for the three and nine months ended September 30, 1996 include product sales of $237,000 and $892,000, respectively, and costs and expenses of $740,000 and $2,409,000, respectively, associated with the IVLT business.

NOTE 5 - NET LOSS PER SHARE

The net loss per share for the three and nine months ended September 30, 1997 and 1996 are based on the weighted average number of shares of Common Stock outstanding during the periods. Shares to be issued under options and warrants have not been included in the calculation of net loss per share as their effect is antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for periods ending on or after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. As their effect has been antidilutive, shares to be issued under options and warrants have not been included in the calculation of net loss per share for the three and nine months ended September 30, 1997 and 1996. Accordingly, the adoption of Statement No. 128 will not have a material impact on the calculation of net loss per share for such periods.

NOTE 6 - STOCK OPTIONS

At the 1997 Annual Meeting of Stockholders, the 1997 Stock Incentive Plan (the "1997 Plan") was approved. The 1997 Plan makes an additional 3,000,000 shares of Common Stock available for grant and serves as the successor to the 1992 Stock Option/Stock Issuance Plan (the "1992 Plan"). Upon adoption of the 1997 Plan, shares granted under outstanding options and available for grant under the 1992 Plan were transferred to the 1997 Plan. All outstanding options under the 1992 Plan will continue to be governed by the terms and conditions of the existing option agreements for those grants. At September 30, 1997, a total of 7,132,077 shares were outstanding under options or available for grant under the 1997 Plan.

The following table summarizes activity under the Company's 1997 Plan and for other options and warrants for Common Stock for the nine months ended September 30, 1997:



                                         1997 Plan           Other Options and Warrants
                                  ------------------------   --------------------------
                                                Weighted                    Weighted
                                    Number   Average Price     Number     Average Price
                                  of Shares    Per Share     of Shares      Per Share
                                  ---------  -------------   ---------    -------------
Outstanding, December 31, 1996    3,773,701     $ 9.58       1,469,640       $ 7.18
  Granted                           592,450     $13.69              --           --
  Exercised                        (111,670)    $ 8.48              --           --
  Canceled                         (101,600)    $ 9.62              --           --
                                  ---------                  ---------

Outstanding, September 30, 1997   4,152,881     $10.19       1,469,640       $ 7.18
                                  =========                  =========

NOTE 7 - SUBSEQUENT EVENT - LEASE COMMITMENT

In October 1997, the Company entered into a 15-year lease agreement for additional research and administrative space in San Diego, California. The facility is currently being constructed and the lease is expected to begin on the completion of construction in late 1998 or early 1999. Assuming occupancy in October 1998 and the estimated cost of the facility (the final cost will vary depending on the actual date of occupancy and cost to build the facility), the Company's operating lease commitments for this facility will be approximately (in thousands):

      Year ending December 31:
         1998                                 $   519
         1999                                   3,133
         2000                                   3,259
         2001                                   3,389
         2002                                   3,524
         Thereafter                            45,688
                                              -------

         Future minimum rental payments       $59,512
                                              =======

These lease commitments include minimum annual adjustments required under the lease. The Company will also be responsible for the facility's operating costs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advanced Tissue Sciences, Inc. (the "Company") is engaged in the development and manufacture of living human tissue products for therapeutic applications using its proprietary tissue engineering technology. In March 1997, the Company received marketing approval in the United States from the U.S. Food and Drug Administration (the "FDA") for its first therapeutic product, Dermagraft-TC(TM), a temporary covering for severe burns. In addition, in October 1997, the Company received FDA approval to market Dermagraft-TC for partial thickness burns in the United States. The Company has also submitted an application to the FDA for approval to market the Company's dermal skin replacement product, Dermagraft(R) for the treatment of diabetic foot ulcers. Through its joint venture with Smith & Nephew plc ("Smith & Nephew") as discussed below, the Company has completed a fifty-patient confirmatory trial for Dermagraft and data from the supplemental clinical trial has been submitted as an amendment to the marketing application. Dermagraft was approved for sale in Canada in August 1997 and was launched in the United Kingdom in October 1997 through the joint venture with Smith & Nephew. In addition to its Dermagraft-TC and Dermagraft skin products, the Company is focusing its resources on the development of tissue engineered cartilage and cardiovascular products.

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

     As noted above, in April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. Beginning in January 1997, all expenses and revenues associated with the development and commercialization of Dermagraft for diabetic foot ulcers are being shared equally by the joint venture partners. In May 1994, the Company and Smith & Nephew entered into a separate fifty-fifty joint venture (the"Cartilage Joint Venture") for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. Smith & Nephew was responsible for funding the first $10 million in costs incurred in the Cartilage Joint Venture. In January 1997, the joint venture partners began sharing equally in the Cartilage Joint Venture's expenses. See Note 2 to the consolidated financial statements.

Results of Operations
---------------------

     Product sales totaled $896,000 and $1,568,000 for the three and nine months ended September 30, 1997, respectively, compared to $237,000 and $892,000 for the corresponding periods of 1996. Product sales to related parties reflect sales of Dermagraft to the Dermagraft Joint Venture at cost (see Note 2 to the consolidated financial statements). Sales to outside customers in 1997 are from Dermagraft-TC for full thickness burns which was introduced in April following marketing approval from the FDA. Sales in 1996 were from the Company's Skin2(R) product line which was discontinued in October 1996 (see Note 4 to the consolidated financial statements). Dermagraft-TC sales were lower in the third quarter ended September 30, 1997 than in the preceding quarter reflecting early adoption and stocking at several burn centers following product launch in April. During the third quarter, the Company continued to focus its efforts on educating the market as to the benefits and attributes of Dermagraft-TC and in having additional burn centers trial the product.

     Related-party revenues from contracts and fees were $2,372,000 and $7,968,000 for the three and nine months ended September 30, 1997, respectively, compared to $1,127,000 and $12,532,000 for the corresponding 1996 periods. Revenues reported for the nine months ended September 30, 1996 included a $10 million up front fee from Smith & Nephew upon signing the agreement to enter into the Dermagraft Joint Venture. Contract revenues, excluding the $10 million payment, increased $1,245,000 and $5,436,000 for the three and nine months ended September 30, 1997, respectively, reflecting contract revenues recognized for research and development and other activities performed for the Dermagraft and Cartilage Joint Ventures (see Note 2 to the consolidated financial statements). Contract revenues from the joint ventures are expected to continue to exceed 1996 levels throughout the balance of the year. Contract revenues in 1996 were primarily from the Cartilage Joint Venture.

     Cost of goods sold for the three and nine months ended September 30, 1997 represents the cost of the Company's Dermagraft-TC product since its introduction in April 1997 and the cost of Dermagraft sold to the Dermagraft Joint Venture. Products are being sold to the Dermagraft Joint Venture at cost to manufacture including period costs. Cost of goods sold in the three and nine months ended September 30, 1996 represents the cost of the Company's Skin2 laboratory testing kits. As noted above, the Company discontinued its Skin2 business in October 1996.

     Research and development expenditures decreased to $4,212,000 and $13,677,000 for the three and nine months ended September 30, 1997, respectively, from $6,426,000 and $17,719,000 in the corresponding periods of 1996. The decrease in research and development costs primarily reflects lower costs for both clinical trials and production for clinical trials of Dermagraft-TC and Dermagraft. The decrease was partially offset by increased research and development costs to support the development of tissue engineered cartilage.

     Selling, general and administrative costs were $3,877,000 and $11,001,000 for the three and nine months ended September 30, 1997, respectively, as compared to $3,387,000 and $7,635,000 for the corresponding periods in 1996. The increase in selling, general and administrative expenses principally reflects higher sales and marketing costs related to the commercialization of Dermagraft-TC and costs associated with supporting the Dermagraft and Cartilage Joint Ventures. These increases are reflected primarily in higher costs for selling and promotional materials, and personnel and associated costs.

     Professional and consulting costs for legal, accounting and other consulting services incurred in the three and nine months ended September 30, 1997, respectively, were $671,000 and $2,023,000 as compared to $976,000 and $2,771,000 for the corresponding periods of 1996. The decrease in professional and consulting fees in the 1997 periods principally reflects the absence of fees paid to financial advisors related to the Dermagraft Joint Venture and the Company's In Vitro Laboratory Testing business in 1996 and lower fees for regulatory consultants, partially offset by increased costs for marketing consultants and for the recruitment of personnel.

     Equity in losses of joint ventures was $2,571,000 and $6,920,000 for the three and nine months ended September 30, 1997, respectively, and represents the Company's share of losses of the Dermagraft and Cartilage Joint Ventures. The Company began sharing in such costs in January 1997 (see Note 2 to the consolidated financial statements). The joint ventures' losses are expected to continue to increase for the balance of 1997 as Dermagraft is commercially introduced in certain international markets and orthopedic cartilage research and development efforts continue.

     Interest and other income decreased to $464,000 in the three months ended September 30, 1997 from $732,000 in the corresponding period in 1996. The decrease primarily reflects interest income from lower average cash balances in 1997 compared to the corresponding 1996 period. For the nine months ended September 30, 1997, interest and other income increased to $1,805,000 from $1,758,000 in the previous year due primarily to interest charged to the Dermagraft Joint Venture for capital employed offset by interest income on lower average cash balances in 1997.

     Interest expense was $299,000 and $555,000 for the three and nine months ended September 30, 1997, respectively, as compared to $1,000 and $4,000 in the corresponding periods in 1996. The increase reflects interest on notes payable to Smith & Nephew and The Chase Manhattan Bank. See Note 3 to the consolidated financial statements.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 1997, the Company had available working capital of $23,725,000, a decrease of $12,259,000 from December 31, 1996. The decrease principally reflects the use of funds for operations and for capital expenditures offset by the Company's receipt of $12,550,000 in loans from Smith & Nephew and $12,600,000 from The Chase Manhattan Bank to finance the expansion of the Company's manufacturing facility (see Note 3 to the consolidated financial statements). Capital expenditures of $11,297,000 in the first nine months of 1997 relate primarily to the expansion of the Company's manufacturing facility and related process equipment.

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

     In addition to available working capital, the Company has entered into a two-year equity line which could provide up to $50 million in funding through the sale of Common Stock and, subject to certain conditions, is available through February 1998. Any decision to draw any funds under the equity line and the timing of any such draw are solely at the Company's discretion. The Company currently believes it has sufficient funds, including those available under the equity line and from borrowings available through DermEquip under the Chase Loan and through its joint venture arrangements, to support its operations through 1998. To the extent necessary, further sources of funds may include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. There can be no assurance, however, that funds will be available when needed or on terms favorable to the Company, under existing arrangements or otherwise, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

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

Financial Condition
-------------------

     Cash, cash equivalents and short-term investments as of September 30, 1997 decreased from December 31, 1996 reflecting the use of cash to fund operations and capital expenditures partially offset by proceeds of loans from Smith & Nephew and The Chase Manhattan Bank. Debt increased by $25.3 million from December 31, 1996 to September 30, 1997 reflecting such loans. Other current assets increased over 1996 as inventory increased to support the marketing of Dermagraft-TC and due to increases in accounts receivable from the joint ventures. Other assets have increased principally reflecting deposits made on equipment for the expansion of the Company's manufacturing facility.

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 5 - OTHER INFORMATION

     The discussions in this Quarterly Report on Form 10-Q, particularly those relating to strategic alliances (including potential revenues from certain existing joint ventures), the use of working capital, the sufficiency and availability of funds to support operations, and commercialization of the Company's products, are forward-looking statements involving risks and uncertainties within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. No assurance can be given that the Company will successfully complete clinical trials, obtain U.S. Food and Drug Administration approval, scale up manufacturing processes, successfully market such products, achieve the milestones required to receive additional funding, or enter into new strategic alliances. These and other risks are detailed in the Company's publicly available filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1996. The forward-looking statements are qualified in their entirety by reference to the risks and risk factors described in such reports.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

       Exhibit
         No.                   Title                         Method of Filing
       -------                 -----                         ----------------

         10.1     U.S. $16,000,000 Loan Facility to          Filed Herewith
                  DermEquip, L.L.C. Provided by The
                  Chase Manhattan Bank dated
                  August 12, 1997

         10.2     Guaranty Between Advanced Tissue           Filed Herewith
                  Sciences, Inc. and The Chase Manhattan
                  Bank dated August 8, 1997

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




                                          ADVANCED TISSUE SCIENCES, INC.



Date:  November 11, 1997                    /s/ Arthur J. Benvenuto
       -----------------                  -------------------------------
                                          Arthur J. Benvenuto
                                          Chairman of the Board and Chief
                                          Executive Officer



Date:  November 11, 1997                    /s/ Michael V. Swanson
       -----------------                  -------------------------------
                                          Michael V. Swanson
                                          Vice President, Finance and
                                          Administration