Form 10-K
period 1997-12-31
ADVANCED TISSUE SCIENCES INC
filed 1998-03-30
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-016607

                           -----------------------

                        ADVANCED TISSUE SCIENCES, INC.
            (Exact name of registrant as specified in its charter)



           DELAWARE                                          14-1701513
         ------------                                      ---------------
  (STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

10933 NORTH TORREY PINES ROAD, LA JOLLA, CALIFORNIA             92037
---------------------------------------------------           ---------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (619) 450-5730

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE
                     ----------------------------
                          (TITLE OF CLASS)


                         -------------------

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

     As of March 25, 1998 there were 39,323,373 shares of Common Stock outstanding.

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates on March 25, 1998 was approximately $476,315,255.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

                                    PART I

ITEM 1.  BUSINESS

INTRODUCTION

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from any forward-looking statements and from past performance as a result of such risks and uncertainties. See the "Factors That May Affect Future Results" section of this Annual Report.

     Advanced Tissue Sciences, Inc. (the "Company" or "Advanced Tissue Sciences") is a leading tissue engineering company engaged in the development of human-based tissue products for therapeutic applications. The Company is currently focusing its efforts primarily on skin, cartilage and cardiovascular products. Utilizing principles of cell biology, bioengineering, biochemistry, and polymer and transplant science, the Company has developed and is applying a proprietary core technology which permits living human cells to be cultured ex vivo in a manner that allows the cells to develop and assemble into functioning three-dimensional tissue. With this proprietary technology, Advanced Tissue Sciences has successfully replicated a variety of human tissues. The Company's two skin products, Dermagraft(R) and Dermagraft-TC(R), are currently being sold in certain markets and the Company has other products in various stages of development.

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

     Leading the Company's product development efforts are therapeutic skin products which address the burn and skin ulcer markets. These products are based on three-dimensional, human tissues designed by the Company as temporary or permanent replacements for human dermis. These products were developed for conditions where the dermis (the inner skin layer) has been injured or destroyed, such as in severe burns and chronic skin ulcers. The dermis is essential to normal skin function and healing and, unlike epidermis (the outer skin layer), does not regenerate into normal tissue after injury.

     The Company's first commercial product, Dermagraft-TC, a temporary covering for burns, was first approved for commercial sale by the U.S. Food and Drug Administration ("FDA") in March 1997 for full thickness burns and for partial thickness burns in October 1997. Dermagraft for the treatment of diabetic foot ulcers, a living, human dermal replacement, was approved for sale in Canada in August 1997 and was launched in the United Kingdom late in 1997 through a joint venture with Smith & Nephew plc ("Smith & Nephew"). Dermagraft for the treatment of diabetic foot ulcers is currently being reviewed by the FDA under its expedited review process. In January 1998, the General and Plastic Surgery Devices Panel of the Medical Devices Advisory Committee to the FDA recommended that the agency approve Dermagraft for the treatment of diabetic foot ulcers with the condition that the Company perform a post-marketing study to confirm efficacy and provide physician training.
The Company is currently working with the FDA to address manufacturing and quality assurance concerns identified by the FDA following an inspection of the Company's manufacturing facility and concerns raised by the FDA related to its consideration of the Company's premarket approval ("PMA") application for Dermagraft for the treatment of diabetic foot ulcers. Consideration of the Company's PMA application by the FDA and sales of Dermagraft and Dermagraft-TC may be adversely affected while the Company further investigates and corrects the anufacturing and quality assurance issues raised by the FDA. See "Factors That May Affect Future Results - Government Regulation."

     DERMAGRAFT-TC. Dermagraft-TC, originally developed as an alternative to human cadaver skin to treat severely burned patients, is now being used to treat partial thickness burns as well. Dermagraft-TC consists of a dermal tissue with an ultra-thin synthetic covering that acts as a protective cover. In full thickness burns, Dermagraft-TC is designed to help retain fluids and reduce the risk of infection until a sufficient amount of the patient's own skin becomes available for grafting. In partial thickness burns, Dermagraft-TC, as compared to silver sulfadiazine, has been shown to significantly reduce pain and to heal burns faster and with less scarring.

     Of the approximately 1.2 million people who suffer burn injuries annually in the United States, up to 13,000 are severely burned and require skin grafts. Dermagraft-TC was initially approved to address the approximately 1,500 severely burned patients with burns exceeding 20% body surface area. Another 30,000 to 40,000 burn victims, often children, suffer the partial to mid-dermal burns also being addressed by Dermagraft-TC. These burns frequently result from household hazards such as scalds from hot liquids, faulty heating pads or misuse of ignition fluids. Dermagraft-TC for burns is being marketed by Advanced Tissue Sciences through a direct sales force in the United States. Dermagraft-TC was also approved in Canada for severe and partial thickness burns in January 1998. Dermagraft-TC will be marketed for burns in Canada and in the rest of the world, subject to regulatory approvals, through a joint venture with Smith & Nephew. See "Products - Burn Products."

     DERMAGRAFT. Dermagraft is a dermal replacement product grown on a bioabsorbable scaffold. It is designed to provide a healthy, metabolically active dermal matrix in chronic ulcers to support wound closure. Healing skin ulcers faster can potentially reduce the risk of infection (and, in the case of diabetic foot ulcers, the subsequent risk of amputation), the need for skin grafting and reconstructive procedures. Chronic skin ulcers that may be addressed by Dermagraft include diabetic foot ulcers, venous ulcers and pressure ulcers. Approximately 800,000 diabetic foot ulcers are estimated to be treated in the United States each year, approximately half of which are believed to represent the target market for Dermagraft. It is estimated that approximately 1.5 million patients are affected by pressure ulcers and approximately 500,000 patients are diagnosed with venous ulcers in the United States each year.

     Dermagraft is being developed and commercialized through a fifty-fifty joint venture with Smith & Nephew. Under the joint venture agreement, Advanced Tissue Sciences has principal responsibility for manufacturing and Smith & Nephew has primary responsibility for the worldwide sales and marketing of Dermagraft. Smith & Nephew is a world leader in wound care sales with an established sales force in over 90 countries. Building upon the introduction of Dermagraft in the United Kingdom and approval in Canada, the Company expects, subject to obtaining regulatory approvals, that the joint venture will introduce Dermagraft in the United States through over 100 Smith & Nephew sales representatives and dedicated Dermagraft specialists. Smith & Nephew is known for its comprehensive training and customer education programs, and has successfully launched several advanced wound care products. The joint venture also expects to begin clinical trials of Dermagraft in the treatment of venous ulcers and pressure ulcers during 1998. See "Products - Skin Ulcer Products."

     ORTHOPEDICS. Through a separate joint venture with Smith & Nephew, the Company is developing tissue engineered cartilage for orthopedic applications utilizing its proprietary three-dimensional culture system. Over the past several years, most of the joint venture's activities have been directed toward the development of a human tissue engineered articular cartilage product. Tissue engineered articular cartilage could provide a significant opportunity to treat patients at an earlier stage of joint degeneration, thereby delaying, or in some cases eliminating, the need for total joint replacements. The pace of development of a human-based, tissue engineered articular cartilage slowed during 1997 as a result of the Company's focus on optimizing the product. Efforts to optimize the product are continuing in 1998 as the basis for advancing into clinical trials. The joint venture has also developed prototypes for a tissue engineered meniscus which it expects to move into preclinical studies during 1998. There are over 1.2 million arthroscopic procedures for repair of the knee, including procedures involving articular cartilage, meniscus and ligament performed annually in the United States. See "Products - Orthopedic Products."

     CARDIOVASCULAR. Through the use of its tissue engineering technology, Advanced Tissue Sciences is working on developing blood vessels which will grow and repair normally. The Company's tissue engineered products may provide enhanced biocompatibility and improved patency with a reduced need for the anticoagulant drugs required with currently available products. In October 1997, Advanced Tissue Sciences was awarded a

$2 million Advanced Technology Program grant from the National Institute of Standards and Technology. In collaboration with the Department of Bioengineering at the University of California, San Diego ("UCSD"), the Company is leading a multi-disciplinary effort to design, construct and evaluate tissue engineered vascular grafts produced from cells grown on a biocompatible scaffold. The grant is structured to support this development program over a three-year period. The project will integrate current advances in cell culture, bioreactor technology, biomaterials and in vivo blood vessel mechanics to create a unique, living tissue replacement for blood vessels. The successful integration of these technologies through the collaboration between the Company and UCSD could lead to the development of grafts to treat coronary and peripheral artery vascular diseases. See "Products - Cardiovascular Products."

     In the United States, over 900,000 people die each year from cardiovascular disease. More specifically, 14 million people suffer from coronary artery disease and over 500,000 coronary artery bypass procedures are performed annually in the United States. Likewise, each year approximately 70,000 patients undergo surgery for the replacement of peripheral vascular grafts.

     SMITH & NEPHEW PLC. In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). Smith & Nephew is a worldwide healthcare company with extensive sales and distribution capabilities. It develops, manufactures and markets a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue. In January 1998, Advanced Tissue Sciences and Smith & Nephew expanded the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin wounds. As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996 and Smith & Nephew made a $20 million equity investment in the Company in January 1998. The Company will also receive an additional $15 million by January 1999 and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, additional payments of up to $136 million. Advanced Tissue Sciences and Smith & Nephew are sharing equally in the revenues and expenses of the Dermagraft Joint Venture, except for $6 million in clinical and regulatory costs to be funded by Advanced Tissue Sciences. See "Collaborations and Strategic Alliances."

     In 1994, Smith & Nephew and Advanced Tissue Sciences entered into a separate fifty-fifty joint venture for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the terms of the Cartilage Joint Venture agreement, Advanced Tissue Sciences will be responsible for supervising the manufacturing of cartilage tissue products. The Cartilage Joint Venture will execute the research and development program, develop a worldwide marketing plan, and will utilize Smith & Nephew's established selling and distribution network to market the products. Smith & Nephew Endoscopy, a world leader in arthroscopy, is separately responsible for developing and manufacturing instrumentation that could be used for the arthroscopic insertion of the joint venture's cartilage products. As specified in the Cartilage Joint Venture agreement, Smith & Nephew contributed the first $10 million in Cartilage Joint Venture funding and the Company contributed certain technology licenses. Cartilage Joint Venture revenues and expenditures in excess of the first $10 million are being shared equally by the partners. See "Collaborations and Strategic Alliances."

     Advanced Tissue Sciences, Inc. was incorporated under the laws of the State of Delaware in 1987. The Company maintains its executive offices at 10933 North Torrey Pines Road, La Jolla, California 92037, and its telephone number at that address is (619) 450-5730. Financial information regarding the Company's financial condition and results of operations can be found in a separate section of this Annual Report on Form 10-K beginning on page F-1.

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

     The Company has developed a proprietary core technology that combines the principles of cell biology, biochemistry and polymer science to create a three-dimensional living support stroma ex vivo. The support stroma is made by first seeding organ-specific stromal cells (cell biology) onto a mesh framework (polymer science) in an environment that simulates the body. The cells attach, divide and secrete extracellular matrix proteins and growth factors (biochemistry), using the mesh as a scaffolding. This process results in a completely human stromal tissue that, in turn, supports the growth of organ cells into functional tissue. Advanced Tissue Sciences has been issued United States and European patents covering its core technology and numerous patents related to applications of this technology.

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

* Multiple Factors For Healing -- The human cells produce multiple growth factors and tissue matrix proteins, all of which the Company believes are important in the tissue repair process. Living, metabolically active cells may also respond to the surrounding environment.

* Human Tissue -- The tissue matrix proteins naturally secreted by the cells consist of human collagens, glycosaminoglycans and other human proteins, rather than animal-derived matrix proteins, which may cause allergic or immune reactions which can occur in response to such animal-derived matrix proteins.

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

BURN PRODUCTS

     Although there have been many advances in the care and treatment of severely burned patients, available alternatives remain fairly limited and success is highly dependent on the skills of burn surgeons and nurses. As a result of the need for improvements in patient care and the ability to closely monitor product performance, the Company selected severe burns, often referred to as third degree burns, as the target for its first therapeutic use of the Company's tissue engineering technology. In addition, dermal tissue has several advantages over other tissues or organs in that it is grown from fibroblasts, which are both readily available and not subject to rejection by the body. The Company's burn products are also regulated as devices and, therefore, are generally subject to a shorter regulatory approval process than biologics.

     Currently, to treat large full thickness burns (where both the epidermis and the dermis are destroyed), burn surgeons typically excise the damaged tissue and cover the wound as soon as possible. Conventional treatment for large full thickness burns usually involves the use of temporary coverings to limit infection, reduce pain and prevent the loss of body fluids, followed by grafting of the patient's own skin ("autograft") as it becomes available. In most cases, permanent closure of severe burn wounds is achieved with autografts obtained by surgically harvesting areas of the patient's skin which are still intact ("donor sites"). The dermis at the donor site is typically "split" so that the removed graft consists of the entire epidermis and the upper portion of the dermis (a "split-thickness" graft), leaving the bottom portion of the dermis in the donor site to facilitate healing.

     In partial thickness burns, commonly known as second degree burns, the dermis has not been entirely destroyed and grafting is generally not required. In partial thickness burns, the effort is to close the wound as quickly as possible to reduce pain, the incidence of infection and scarring. Partial thickness burns are generally treated with antimicrobial agents, the most common being silver sulfadiazine which is applied topically. Dressing changes are generally performed twice a day and can be quite painful. At each dressing change, the surgeons will typically remove any damaged tissue. Goals in the treatment of these patients include achieving rapid healing and reducing pain, inflammation and scarring.

     BURN MARKET. Of the approximately 51,000 burn patients hospitalized annually in the United States, up to 13,000 are severely burned and require
skin grafts.   Dermagraft-TC was initially approved to address the
approximately 1,500 severely burned patients requiring skin grafts with burns exceeding twenty percent of body surface area. Another 30,000 to 40,000 burn victims, often children and the elderly, suffer partial to mid-dermal, or second degree, burns each year in the United States. These burns frequently result from household hazards such as scalds from hot liquids, faulty heating pads or misuse of ignition fluids.

     DERMAGRAFT-TC. Patients with extensive full thickness burns have only a limited amount of undamaged skin which can be used as donor sites for autografts. This shortage of donor sites prevents rapid closure of the burn wounds leaving the patient susceptible to infections and fluid loss, both of which can be life-threatening. When sufficient autograft is not available, human cadaver skin is often used as a temporary covering for the excised burns. However, cadaver skin may transmit infection and is immunologically rejected generally within several weeks of application. As a result, the patient may require additional surgical procedures to cover the wound, increasing the overall cost of treatment. Rejection can also give rise to complicating infections of the burn wounds and, in addition, repeated applications of cadaver skin can cause more rapid rejection. Removal of cadaver skin prior to autografting can be difficult and cause significant bleeding.

     As an alternative to human cadaver skin, the Company developed Dermagraft-TC. Dermagraft-TC consists of Dermagraft dermal tissue with an ultra-thin synthetic covering that acts as a temporary epidermis which helps to retain fluids and prevent infections of the wound bed. As with cadaver skin, Dermagraft-TC must ultimately be removed from the wound bed prior to grafting. However, the Company believes that Dermagraft-TC offers significant advantages over cadaver skin. Cadaver skin has a number of limitations, such as limited availability, the potential for immunological rejections that necessitate repeat applications, significant bleeding and inflammation of the wound bed and the potential for disease transmission. However, the human tissue materials used in the manufacture of Dermagraft products, including Dermagraft-TC, are extensively tested for potential pathogens such as Hepatitis B and HIV.

     In March 1997, the FDA gave the Company approval to begin commercial sales of Dermagraft-TC in the United States for use as a temporary covering for severe burn wounds. The approval was based on a pivotal clinical trial which demonstrated that Dermagraft-TC was successful in adequately preparing the wound bed for successful autografting, performing equal to or better than the cadaver skin control. In addition, Dermagraft-TC performed significantly better than the control with respect to important secondary endpoints such as ease of removal, amount of excision required, amount of bleeding upon excision and overall satisfaction rating as a temporary covering among clinical investigators. Under the approval, the Company is to conduct post-marketing surveillance to generate additional information relative to infection rates.

     In October 1997, the Company also received approval from the FDA to begin commercial sales of Dermagraft-TC in the United States for partial-thickness burns. In a clinical trial under a physician's IDE, Dermagraft-TC was evaluated as an alternative to silver sulfadiazine in the treatment of patients with limited to moderate partial thickness burns. In the trial, Dermagraft-TC was affixed to the burns with adhesive strips and remained until the wound was closed. Dermagraft-TC was compared to silver sulfadiazine which had twice daily dressing changes and wound debridement as per the burn center's standard practice. The clinical trial results indicated that Dermagraft-TC showed a substantially reduced time to 90% healing or epithelialization, required less than half the time to heal, and produced less scarring at both three and twelve months of follow-up.

     The manufacture of products for which a PMA is granted, such as Dermagraft-TC, is subject to routine inspection by the FDA and certain state agencies for compliance with Good Manufacturing Practices (GMP) requirements, adverse event reporting requirements, and other applicable regulations. Following a recent inspection of the Company's manufacturing facility, the FDA notified the Company of numerous objectionable observations with respect to certain manufacturing processes and systems. On March 26, 1998, the FDA issued a warning letter requiring the Company to investigate and correct the objections identified by the FDA. In response to certain issues raised by the FDA inspection, the Company is voluntarily recalling certain lots of Dermagraft and Dermagraft-TC which contained a raw material that was out of specification. All of the recalled lots complied with finished product specifications. The Company is currently taking the steps and corrective actions it believes are necessary to address the conditions identified by the FDA. Sales of Dermagraft-TC may be affected while the Company further investigates the manufacturing issues raised by the FDA. See "Factors That May Affect Future Results - Government Regulation."

     Dermagraft-TC can offer several advantages in the treatment of partial thickness burns. As compared to silver sulfadiazine, Dermagraft-TC may reduce the pain, time and cost associated with once or twice daily dressing changes and excision. More rapid healing can also reduce the costs and time associated with treatment and can potentially reduce the hypertropic scarring often seen in these burn wounds.

SKIN ULCER PRODUCTS

     Based on its early experience with Dermagraft in burns, chronic skin ulcers were also selected as one of the Company's first therapeutic targets. The Company believes that Dermagraft provides a healthy, metabolically active dermal matrix in the ulcer bed that will support growth of the patient's epidermis from the edges of the wound and promote wound closure. Dermagraft, therefore, reduces the time required to heal these wounds and potentially reduces the need for skin grafting and reconstructive procedures. The Company is also able to benefit from the experience it has gained with Dermagraft-TC as both products use common raw materials (e.g., cell source and growth medias), manufacturing processes, freezing procedures, storage methods and packaging concepts. No statistical differences have been seen in any clinical trials of Dermagraft with respect to any safety issues and no incidents of immunologic rejections have been observed with Dermagraft. In addition, Dermagraft is regulated by the FDA as a medical device.

     Traditionally, there have been two approaches to skin ulcer treatment. The most common treatment for less advanced ulcers is to allow normal healing to occur by using dressings and topical medications to protect the wound. Even when successful, this therapy can require many months of repeated treatments to achieve healing. The second approach utilizes conventional skin grafts and is typically used for more advanced skin ulcers. However, the difficulty of healing donor sites and the risks associated with general anesthesia in the elderly, who suffer the large majority of chronic skin ulcers, often prevents the use of skin grafts. Both treatment approaches have a high failure rate.

     Dermagraft is a dermal replacement product grown on a bioabsorbable scaffold. It is designed to provide a healthy, metabolically active dermal matrix in chronic ulcers to support wound closure. Healing skin ulcers faster can potentially reduce the risk of infection (and, in the case of diabetic foot ulcers, the subsequent risk of amputation), the need for skin grafting and reconstructive procedures. Chronic skin ulcers that may be addressed by Dermagraft include diabetic foot ulcers, venous ulcers and pressure ulcers.

     ULCER MARKET. Over 2.8 million cases of chronic, slow-healing or non-healing skin ulcers are treated in the United States each year. In these wounds, the skin breaks down as a result of disruption of blood flow caused either by prolonged pressure over a localized area or by chronic diseases which affect the circulatory or peripheral nervous systems. In many of these patients, skin ulcers are open, often painful, wounds which are resistant to healing for many months or years. In part because current therapies for skin ulcers are often ineffective, the treatment of skin ulcers is an expensive process. Individual patient treatment can cost thousands of dollars per year. Published sources estimate that the United States healthcare system spends more than $5 billion each year for the treatment of chronic skin ulcers.

     Approximately 800,000 diabetics in the United States suffer from chronic, non-healing diabetic foot ulcers each year, 400,000 of which are full thickness plantar ulcers that represent the Company's initial target market. Ulcers that do not heal leave the patients susceptible to infection, which may lead to amputation of the foot or leg. At least 60,000 amputations occur each year in the United States, 85% of which are preceded by a diabetic foot ulcer. The five-year survival rate following amputation is only 50 percent. In addition, it is estimated that approximately 1.5 million patients are affected by pressure ulcers and approximately 500,000 patients are diagnosed with venous ulcers in the United States each year.

     DIABETIC FOOT ULCERS. Many diabetic patients experience circulatory deficiencies and decreased nerve sensation in their legs and feet, which prevent them from shifting their weight in response to wound-provoking pressure. The patient may be unaware of some injuries and can leave wounds unattended for days, resulting in an ulcer. Once the ulcer forms, it may heal poorly due to the effects of diabetes on normal healing processes. Unhealed diabetic ulcers can result in gangrenous infection that may lead to amputation of the limb. Over the course of their disease, patients with diabetes lose their ability to form normal collagens, glycosaminoglycans and growth factors. Dermagraft is designed as a replacement to address these deficiencies in the diabetic patient's own dermal tissue. Dermagraft contains extracellular matrix proteins, growth factors and glycosaminoglycans normally found in healthy human dermal tissue.

     In January 1998, the General and Plastic Surgery Devices Panel of the Medical Devices Advisory Committee to the FDA recommended that the agency approve Dermagraft for the treatment of diabetic foot ulcers in the United States, with the conditions that the Company perform a post-marketing study to confirm efficacy and provide physician training. The recommendation was based on results of a pivotal clinical trial enrolling 281 patients and a 50-patient supplemental trial. The supplemental trial was performed to confirm the results of the pivotal clinical trial with product produced in the Company's commercial manufacturing systems and to commercial specifications. The Company is currently working with the FDA to address concerns raised by the FDA related to its consideration of the Company's premarket approval ("PMA") application for Dermagraft for the treatment of diabetic foot ulcers. See "Factors That May Affect Future Results - Government Regulation."

     The patients enrolled in the treatment group of the pivotal clinical trial and all the patients enrolled in the supplemental trial received a dosing regimen of one piece of Dermagraft per week for up to eight weeks. In the pivotal trial, Dermagraft was compared to a control treatment of conventional therapy consisting of sharp debridement, infection control, moist wound treatment and standardized off-weight bearing strategies. The primary endpoint of both the trials was complete wound closure evaluated at twelve weeks. Patients in both trials were also to be followed for a total of thirty-two weeks to assess safety and long-term efficacy.

     In the pivotal clinical trial, 38.5% of the evaluable patients who received Dermagraft healed completely in twelve weeks as compared to 31.7% of the evaluable patients treated with conventional therapy. In addition, 50.8% of those evaluable Dermagraft patients receiving product in the pivotal clinical trial produced to commercial specifications (i.e., within a specific "therapeutic range") achieved complete wound closure within twelve weeks. In addition, at thirty-two weeks, or six months after the last application of Dermagraft, 57.5% of the evaluable Dermagraft patients receiving product in the pivotal trial manufactured to commercial specification achieved complete wound closure as compared to only 42.4% of those receiving conventional therapy alone.

     Enrollment in the supplemental trial was completed in mid-1997. The results of the supplemental trial at twelve weeks were closely consistent with those seen in the pivotal clinical trial for the product produced to commercial specifications. In the supplemental trial, 51.3% of the evaluable Dermagraft patients achieved complete healing within twelve weeks as compared to the 50.8% achieving complete healing in the pivotal clinical trial.

     Dermagraft for the treatment of diabetic foot ulcers was approved for sale in Canada in August 1997 and was commercially introduced in the United Kingdom in October 1997. Dermagraft is to be marketed worldwide, subject to regulatory approvals, through the Dermagraft Joint Venture with Smith & Nephew. See "Collaborations and Strategic Alliances." Failure of the Company to gain FDA approval of Dermagraft for the treatment of diabetic foot ulcers in a timely manner or, if approved, to achieve significant market acceptance of the product would have a material adverse effect on the Company's business, financial condition and future results of operations.

     As with Dermagraft-TC, the manufacture of Dermagraft must be in compliance with GMP requirements, adverse event reporting requirements, and other applicable regulations. As previously discussed, after a recent inspection of the manufacturing facility in conjunction with the PMA application, the FDA notified the Company of numerous objectionable observations with respect to certain manufacturing processes and systems and issued a warning letter requiring the Company to investigate and correct the objections identified by the FDA. In response to certain issues raised by the FDA inspection, the Company is voluntarily recalling certain lots of Dermagraft and Dermagraft-TC which containted a raw material that was out of specification. All of the recalled lots complied with finished product specifications. The Company is currently taking the steps and corrective actions it believes are necessary to address the conditions identified by the FDA. The FDA has informed the Company that these problems will need to be corrected or resolved to the agency's satisfaction in order for the FDA to consider approving the Company's pending PMA application for Dermagraft. Internatinal sales of Dermagraft by the Dermagraft Joint Venture could be affected while the Company further investigates the manufacturing issues raised by the FDA. See "Factors That May Affect Future Results -
Government Regulation."

     VENOUS ULCERS. Venous ulcers result when damage to the valves of the deep leg veins reduces their ability to return blood to the upper body, leading to pooling of blood in the legs and subsequent breakdown of the skin. Venous ulcers that do not respond to medical treatment often must be closed surgically by the use of skin grafts.

     In 1994, the Company completed a pivotal clinical trial of a single application of Dermagraft under an Investigational Device Exemption (an "IDE") from the FDA. In that trial, patients were tracked for a period of twenty-four weeks to evaluate wound closure. Analysis of the data from the pivotal trial showed no statistical differences between the patients in the control group and those treated with a single application of Dermagraft. Analysis of the six-month follow-up data from patients in this trial did, however, show a statistically significant difference in the recurrence rate of Dermagraft-treated patients (6%) versus control patients (20%) indicating a positive effect on the quality and durability of the ulcers healed by Dermagraft. As noted above for diabetic foot ulcers, an important goal in the treatment of chronic skin ulcers is to prevent the recurrence of the wound, which both lowers the cost of treatment and improves overall patient care.

     Through the Dermagraft Joint Venture with Smith & Nephew, the Company expects to begin a clinical trial of Dermagraft in the treatment of venous ulcers during 1998. The trial is expected to evaluate the use of multiple pieces of Dermagraft to achieve wound closure. In this trial, the Company intends to capitalize on and apply the knowledge gained from the diabetic foot ulcer trials with respect to product efficacy to venous ulcers. See "Diabetic Foot Ulcers" above.

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

     The Company, through the Dermagraft Joint Venture with Smith & Nephew, anticipates beginning a pivotal clinical trial of Dermagraft for the treatment of pressure ulcers within the next twelve months. The pivotal trial is to be based on the results of an earlier pilot clinical trial. In the pilot clinical trial, fifty patients were segregated into three dosing groups and one control group. Wound closure was evaluated over a period of twelve weeks. The treatment group showing the best results received two pieces of Dermagraft every two weeks for a total of eight pieces. Complete wound healing was achieved in 46% of these patients as compared to 25% of the patients in the control group.

ORTHOPEDIC PRODUCTS

     Much of the knowledge gained from developing the Company's existing skin products has been applied to the growth of orthopedic tissues. The Company believes that its core technology and proprietary manufacturing systems allow the regulation of critical environmental factors, including oxygen tension, pressure and media composition, that may provide the necessary conditions for the production of a high tensile-strength cartilage capable of withstanding the high shear and load forces present in human joints. Similar to the skin, the Company believes, and scientific research supports, that tissue engineered cartilage products will be non-immunogenic given a dense matrix around the cartilage cells (chondrocytes).

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

     The Company is developing its orthopedic cartilage products through the Cartilage Joint Venture with Smith & Nephew. See "Collaborations and Strategic Alliances." The Cartilage Joint Venture also has a right of first negotiation to develop other tissue engineered products for orthopedic applications such as ligament, tendon and bone.

     ORTHOPEDIC MARKETS. In the United States each year, there are over 1.2 million arthroscopic procedures of the knee performed, including procedures involving articular cartilage, meniscus and ligaments. By intervening early in the degenerative process, the Cartilage Joint Venture hopes to delay or perhaps even avoid some of the 230,000 total knee replacement surgeries performed annually in the United States. There are an additional
400,000 arthroscopic procedures performed each year in the United States in joints such as the shoulder, elbow, wrist, hip and ankle which could also be candidates for the joint venture's articular cartilage products.

     ARTICULAR CARTILAGE. Articular (joint) cartilage covers the opposing surfaces of all moving joints in the body. Even small defects in the articular cartilage can cause pain and subsequent restriction of joint motion. These defects greatly increase the probability of degenerative cartilage problems, such as arthritis, later in life. The primary treatment for these articular defects is to trim away intruding cartilage fragments via arthroscopy which increases joint mobility but does not prevent long-term degenerative changes. Injuries resulting from sports trauma are a common cause of these cartilage defects. To the Company's knowledge, other than autologous transplants of the patient's own cells, there are no commercially available products either synthetic or natural which can replace damaged cartilage in the human body. Tissue engineered articular cartilage could provide a significant opportunity to treat patients at an earlier stage of joint degeneration, thereby delaying, or in some cases eliminating, the need for total joint replacements. Products to repair articular cartilage may ultimately be used in any joint in the body, such as knees, shoulders, elbows, wrists, hips and ankles.

     The pace of development of a human-based, tissue engineered articular cartilage slowed during 1997 as a result of the Company's focus on optimizing the product. The Company, as part of the Cartilage Joint Venture with Smith & Nephew, had submitted an IDE in December 1996 requesting approval to begin a human pilot clinical trial with human tissue engineered articular cartilage for the repair of articular surfaces in knee joints. The FDA requested additional information with respect to the IDE. However, as a result of knowledge gained from the clinical trials of Dermagraft with respect to the importance of metabolic activity, the Cartilage Joint Venture has been working to further develop and identify those critical factors believed necessary for the clinical success of an articular cartilage product. These efforts are continuing and will be the basis for providing additional information to the FDA under the IDE.

     The IDE submission is based on a preclinical safety study using a small animal model. Through twelve months of follow-up, no adverse events were observed with the product. Additionally, significant improvement in the repair of defects was observed in grafted versus ungrafted control sites. The grafted tissue had a significantly more hyaline-like appearance, greater content of sulfate glycosaminoglycans and smoother articular surface as compared to the untreated defects. These results have demonstrated the safety of the product and also that the repair tissue is of better quality and more closely resembles adjacent normal tissue than allowing the defects to heal by natural processes. The Cartilage Joint Venture has also performed a normal healing study using a large animal model. The results of this study thus far have demonstrated that untreated defects heal with scar tissue, as has been shown in humans, and, therefore, the model may be representative of the effects of tissue engineered cartilage on progression of degenerative joint diseases.

     MENISCAL CARTILAGE. The meniscus is a cushion that acts as a shock absorber in the knee which is frequently damaged or destroyed by sports injury or other trauma. Current repair procedures for avascular meniscal injuries have limited success in producing a long-term repair. The Company believes that its tissue engineering approach could offer a benefit in the repair and eventual total replacement of the meniscus. The Cartilage Joint Venture has conducted collaborative preclinical studies with scientists under a sponsored research program which has shown that successful repair was achieved using tissue engineered meniscal allografts, in comparison to failure to heal in a control group. In pilot preclinical studies, further sponsored research performed at Children's Hospital in Boston ("Children's Hospital") showed that tissue engineered meniscus can be generated and may be used for total meniscal replacement. In 1997, the joint venture developed prototypes for a tissue engineered meniscus which it expects to move into preclinical studies during 1998.

     LIGAMENT/TENDON. Frequently, sports injuries involve damage to ligaments and tendons, particularly injury to the anterior cruciate ligament. The Company has successfully utilized degradable polymers shaped into tendon-like structures combined with fibroblasts to engineer a living ligament. Research work on the optimization of this technique for replacement of ligament and tendon was in collaboration with scientists at the Massachusetts Institute of Technology ("MIT") and Children's Hospital. Through this sponsored research, the Company has explored growth conditions that may allow it to grow tissue engineered ligament and tendon with biomechanical properties similar to those found in the human body.

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

CARDIOVASCULAR PRODUCTS

     Cardiovascular tissue consists of a number of cell types including cardiac fibroblasts, smooth muscle cells and endothelial cells. Cardiac fibroblasts are closely related to the dermal fibroblasts the Company uses to manufacture its existing skin products. Accordingly, dermal fibroblasts may be useful in the growth of vascular grafts and other cardiovascular products. The Company is also investigating the utility of smooth muscle cells, a functional component of the native artery, to add strength to the tissue engineered vessels. Endothelial cells line the interior of blood vessels and are important to avoid clotting and the build up of plaque, or atherosclerosis. Matrix proteins and growth factors secreted by fibroblasts or smooth muscle cells may induce endothelial cell migration into the tissue engineered grafts. The Company believes its cardiovascular products will be regulated as medical devices, similar to its skin and cartilage products.

     CARDIOVASCULAR MARKET. In the United States, over 900,000 people die each year from cardiovascular disease. More specifically, 14 million people suffer from coronary artery disease and over 500,000 coronary artery bypass procedures are performed annually in the United States. Likewise, each year approximately 70,000 patients undergo surgery for the replacement of peripheral vascular grafts. The application of tissue engineered vascular grafts could provide these patients with a viable alternative treatment. An aging population is likely to increase the incidence of these diseases and the need for cost-effective treatments in the future. Another 60,000 patients or more have prosthetic heart valves implanted each year. While there are many effective treatments for these patients, there are also many problems to be overcome such as biocompatibility, durability and availability. Tissue engineered cardiovascular products, such as off-the-shelf blood vessels, may potentially solve some of these issues.

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

     Many companies are attempting to develop small diameter vascular grafts (3mm to 5mm) with characteristics similar to biological grafts. These companies are employing a variety of technologies to reduce thrombosis and promote a rapid ingrowth of tissue such as different weaves and knits, chemical coatings and gelatins, and freeze drying. Advanced Tissue Sciences' research has focused on using specialized polymer constructs, bioreactor design and colonization techniques to create a completely human vessel. Bioreactors have been developed to generate the mechanical forces similar to that encountered in the body to stimulate the cells to align concentrically, absorbing stress as in a normal vasculature, and to establish a configuration native to blood vessels. Imposing such forces allows for greater structural and mechanical integrity in the tissue engineered vascular grafts. Biochemical and immunohistochemical analysis of bioengineered blood vessels demonstrates an increase in tissue deposition over time in culture and the synthesis of elastin and other matrix proteins which are essential to blood vessel formation and function. These matrix proteins, along with various growth factors which are naturally secreted by the grafts, should also induce endothelial cell migration and host cell integration.

     During 1997, the Company, both internally and through collaborations with The Georgia Institute of Technology ("Georgia Tech"), MIT and Children's Hospital, continued to work toward the development of tissue engineered blood vessels in vitro that have adequate biomechanical and structural properties to function in vivo and minimize or eliminate the potential for clotting or thrombogenecity. Georgia Tech has performed biomechanical property tests of the bioengineered vascular grafts and native coronary vessels. The data generated are being used to guide the Company's vascular graft development.
As previously reported, through sponsored research with MIT and Children's Hospital, feasibility studies were performed with small diameter (3mm to 3.5mm) bioengineered blood vessels. These blood vessels were created by seeding a synthetic biodegradable tube with fibroblasts and other vascular cell types. These blood vessels have been implanted into large animal models and have shown normal function up to eight weeks. Researchers have also shown the ability of large diameter (15mm) tissue engineered grafts to persist, remain durable and grow normally in preclinical studies.

     In October 1997, Advanced Tissue Sciences was awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology. In collaboration with the Department of Bioengineering at UCSD, the Company is leading a multi-disciplinary effort to design, construct and evaluate tissue engineered vascular grafts produced from cells grown on a biocompatible scaffold. The grant is structured to support this development
program over a three-year period.   The collaboration will integrate current
advances in cellular mechanics, bioreactor technology, and blood vessel mechanics to create a unique living tissue replacement for blood vessels.

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

     The Company's past preclinical studies to develop tissue engineered valves on synthetic scaffolds under sponsored research performed by researchers at MIT and Children's Hospital demonstrated the feasibility of utilizing tissue engineering to create heart valves using a three-dimensional biodegradable scaffolding. In these feasibility studies, tissue engineered valve leaflets were created by seeding a synthetic biodegradable fiber matrix with fibroblasts, endothelial and other cells. The tissue engineered leaflets were then implanted in large animals which were followed for up to eleven weeks. The leaflets tolerated surgical handling and sutures, and were found to increase in size to accommodate for valve growth over the period of implant. Additionally, the valve exhibited no evidence of stenosis and had trivial, clinical insignificant, regurgitation. Total protein and collagen analysis showed the development of an extracellular matrix, including elastin, and histologies of the constructs resembled native tissue.

     STENTS. Stents are generally synthetic materials that are inserted in a vessel after angioplasty (the mechanical removal of an occlusion by the insertion and inflation of a balloon catheter) in an attempt to prevent restenosis or re-occlusion of the vessel. Without stent intervention, approximately 40% of patients will experience restenosis of the vessel within two years of plaque removal. Using a living, bioengineered stent comprised of healthy human cells, either alone or in conjunction with a mechanical stent, could potentially provide a more stable vascular lining, thereby preventing or reducing thrombosis or restenosis.

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

     RECONSTRUCTIVE APPLICATIONS. There may be several applications for the Company's cartilage and bone products in reconstructive surgery. Reconstructive implants offer an important alternative at a time when silicon, Teflon, and other implant materials are being taken off the market. Under Company-sponsored research, scientists have performed pilot preclinical studies with engineered cartilage and bone for reconstructive applications and have even constructed an entire joint consisting of bone, cartilage and ligament.

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

     BONE. An engineered bone tissue could be useful in joint replacement, bone grafting and facial bone reconstruction. Scientists have shown that three-dimensional bone grown in vitro secreted extracellular matrix proteins and retained biomechanical properties analogous to those tissues in the human body, eliminating the need for extracting bone from other areas of the patient's body. Research has also advanced in the growth of bone/cartilage composites which could offer additional solutions to reconstructive surgery. Studies have shown that full thickness cranial bone defects in animals can be corrected by implantation of tissue engineered bone. Scientists have successfully replaced long bones, such as the femur, in preclinical studies.

     LIVER. The liver is the body's major metabolic organ. The only treatment for liver failure today is a liver transplant and currently there is an insufficient supply of transplantable livers. It is currently estimated that 26,000 people die each year from chronic liver disorders, including many who are waiting for a transplant, while only 3,500 liver transplants are performed each year.

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

COLLABORATIONS AND STRATEGIC ALLIANCES

     The Company's strategy for the development, clinical testing, manufacture and commercialization of certain of its proposed tissue replacement products includes entering into various collaborations with corporate partners, licensees and others from time to time. The Company is currently involved in a number of collaborative arrangements in connection with its product development activities.

     SMITH & NEPHEW PLC. In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft, the Company's tissue engineered dermal replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). Smith & Nephew is a worldwide healthcare company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue. In January 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include, with certain exceptions, any products using the Company's technology for the medical care and treatment of skin tissue wounds, such as pressure and venous ulcers, burns and skin tissue defects. The Company has retained the exclusive right and will continue to market Dermagraft-TC as a temporary covering for full and partial thickness burns in the United States, while the Dermagraft Joint Venture has the right to market Dermagraft-TC for other skin wounds in the United States. Under the terms of the Dermagraft Joint Venture agreements, Advanced Tissue Sciences is responsible for supervising the manufacturing of Dermagraft and Dermagraft-TC. Smith & Nephew's existing wound care sales force and distribution network in over ninety countries is to be used to market the products. See "Products -Burn Products" and "Products - Skin Ulcer Products."

     As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996 and Smith & Nephew made a $20 million equity investment in the Company in January 1998. The Company will also receive an additional $15 million by January 1999 and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, additional payments of up to $136 million. No assurance can be given that the Dermagraft Joint Venture or the Company will receive FDA approvals, obtain reimbursement or successfully commercialize such products. Accordingly, there can be no assurance that the Company will receive any or all of these milestone payments. See
"Factors That May Affect Future Results."

     Advanced Tissue Sciences and Smith & Nephew will share equally in the expenses and revenues of the Dermagraft Joint Venture except, as provided in the January 1998 agreement, the Company will fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and Dermagraft-TC in the treatment of venous and pressure ulcers.

     In 1994, Smith & Nephew and the Company entered into a separate fifty-fifty joint venture for the worldwide development, manufacture and marketing of human-based, tissue engineered cartilage for orthopedic applications. Under the agreement, Smith & Nephew contributed the first $10 million in Cartilage Joint Venture funding and the Company contributed certain technology licenses. Joint venture revenues and expenditures in excess of the first $10 million are being shared equally by the partners. In addition, the Company has been drawing against a $10 million loan commitment from Smith & Nephew to fund the Company's share of the joint venture's expenditures. The Cartilage Joint Venture also has the right of first negotiation to develop tissue engineered bone, tendon and ligament for orthopedic applications. Advanced Tissue Sciences has retained all rights to non-orthopedic cartilage applications.

     Under the terms of the Cartilage Joint Venture agreement, Advanced Tissue Sciences will be responsible for supervising the manufacturing of the cartilage tissue products. The Cartilage Joint Venture will execute the research and development program, develop a worldwide marketing plan, and will utilize Smith & Nephew's established selling and distribution network to market the products. Smith & Nephew Endoscopy, a world leader in arthroscopy, is separately responsible for developing and manufacturing instrumentation that could be used for the arthroscopic insertion of the joint venture's cartilage products. The Cartilage Joint Venture's initial product development efforts are being focused on the repair or replacement of damaged articular and meniscus cartilage in knee joints. See "Products - Orthopedic Products."

     MASSACHUSETTS INSTITUTE OF TECHNOLOGY/CHILDREN'S HOSPITAL IN BOSTON. In connection with an acquisition in September 1992, the Company entered into sponsored research and license agreements with MIT and Children's Hospital. Under the research agreement, the Company sponsored a minimum of $1 million a year for early stage research conducted at MIT and Children's Hospital from 1993 through 1997. Although the Company substantially reduced its commitment to MIT and Children's Hospital in 1998, under the license agreement, the Company continues to have rights to certain MIT and Children's Hospital patents and technology which relate to tissue engineering, organ transplantation and polymer science. To retain these rights, the Company will be required to meet certain diligence requirements with respect to advancing the licensed technology. The Company also remains responsible for associated patent application costs and related maintenance fees.

     GEORGIA TECH. Georgia Tech is recognized as having a leading academic program in biomedical engineering. In 1997, the Company entered into a one-year research agreement providing for the investigation of the effect of fluid flow on chondrocyte metabolism. The Company and Georgia Tech are currently working on an extension of this research agreement. Georgia Tech has also collaborated with the Company on its cardiovascular program, performing biomechanical property tests of bioengineered vascular grafts as compared to native coronary vessels. The relationship between the Company and Georgia Tech is further strengthened by the Company's participation in an internship program for students in the Bioengineering Program at Georgia Tech. In addition, the Company is an active member of the Georgia Tech Educational Partners Program.

     UNIVERSITY OF CALIFORNIA, SAN DIEGO. In October 1997, Advanced Tissue Sciences was awarded an Advanced Technology Program grant from the National Institute of Standards and Technology to develop tissue engineered vascular grafts for the treatment of coronary and peripheral artery vascular diseases. The grant proposal was submitted in collaboration with the Department of Bioengineering at University of California, San Diego. Under the award, the Company is leading a multi-disciplinary effort in collaboration with the UCSD Bioengineering Department to design, construct and evaluate tissue engineered vascular grafts produced from cells grown on a biocompatible scaffold. The collaboration will integrate current advances in cellular mechanics, bioreactor technology, and blood vessel mechanics to create unique living tissue replacements for blood vessels.

SALES AND MARKETING

     Dermagraft-TC was approved in the United States for use as a temporary covering for excised full thickness burns in March 1997 and for use in partial-thickness burns in October 1997. Dermagraft-TC is being marketed through a direct sales force in the United States where the markets are relatively concentrated in specialized burn centers. Eighty of the approximately 140 specialized burn centers in the United States treat approximately seventy-five percent of all burn patients. Dermagraft-TC has also been approved in Canada for severe and partial thickness burns. Dermagraft-TC will be marketed for burns in Canada and the in the rest of the world, subject to regulatory approvals, through the Dermagraft Joint Venture by Smith & Nephew. See "Collaborations and Strategic Alliances - Smith & Nephew plc."

     It is estimated that there are approximately 800,000 diabetic foot ulcer patients treated each year in the United States. More than half of those ulcer patients are believed to be treated by podiatrists, with approximately ten percent of all podiatrists accounting for the treatment of over forty percent of these patients. Subject to regulatory approvals, Dermagraft for diabetic foot ulcers will be marketed through the Dermagraft Joint Venture by Smith & Nephew. Dermagraft is currently being marketed through the Dermagraft Joint Venture by Smith & Nephew in Canada, the United Kingdom and several other countries in northern Europe. See "Collaborations and Strategic Alliances - Smith & Nephew plc."

     The Company has collected health economics data with respect to the treatment of diabetic foot ulcers throughout the pivotal clinical trial. Utilizing the data collected from the trial, economic models for each key country have been completed or are being prepared to support the commercial introduction of Dermagraft. The Company believes that doctors and third party payors recognize the high cost of treating diabetic foot ulcers, and the Company intends to price Dermagraft to be cost effective to the customer.

RESEARCH AND DEVELOPMENT

     The Company has invested a substantial portion of its resources into research related to the Company's core technology, the development and clinical trials of products related to such technology, and the development of manufacturing systems and processes. The Company has incurred research and development costs of $17,984,000 $23,699,000 and $18,498,000 in the years ended December 31, 1997, 1996 and 1995, respectively, of which approximately $7,731,000, $3,564,000 and $2,378,000 represent costs incurred for customer sponsored research. The Company expects to continue to incur substantial research and development costs related to its core technology, clinical trials of products related to such technology and the development of manufacturing processes and systems.

     The Company has established its own research and development laboratory facilities, is collaborating with academic and medical institutions, and has entered into agreements with several other companies and institutions to assist in developing its technology. In the event the Company is unable to obtain or maintain these arrangements, the Company may need to expand its own facilities for research and development, and clinical testing. The Company may also enter into additional arrangements with third parties for certain proposed applications of its technology; however, there can be no assurance that such arrangements can be obtained. The failure to obtain or maintain such arrangements on desirable terms could have an adverse impact on the Company.

EMPLOYEES

     As of February 1, 1998, the Company employed 238 people, of whom 68 were engaged in research and development, 97 in operations, and 73 in sales, marketing and administrative functions. The Company's staff includes seventeen employees with Ph.D. or M.D. degrees. None of the Company's employees are represented by a labor union, and the Company believes that its employee relations are good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES" AND WORDS OF SIMILAR IMPORT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE HEREOF, AS A RESULT OF SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH BELOW AND IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS QUARTERLY REPORTS ON FORM 10-Q.

UNCERTAINTY OF MARKET ACCEPTANCE

     The Company believes that its profitability and growth over the next several years will depend in large part upon broad market acceptance of Dermagraft for the treatment of diabetic foot ulcers and, to a lesser extent, of Dermagraft-TC in the United States and key international markets targeted by the Company and Smith & Nephew. An FDA Advisory Panel recently recommended approval of the Company's PMA application for Dermagraft for the treatment of diabetic foot ulcers subject to certain conditions which may be satisfied after the Company's commercial introduction of such product in the United States. Such commercial introduction is still subject to final approval of the Company's PMA application by the FDA. (See "Government Regulation.") The Company has received FDA approval to market Dermagraft-TC and has been marketing that product since March 1997. Accordingly, the commercial acceptance of Dermagraft for the treatment of diabetic foot ulcers has yet to be tested and Dermagraft-TC has been marketed and sold by the Company for only a limited period of time.

     Each of these products is based on new and innovative technologies and there can be no assurance that such products will be broadly accepted by either the medical community or the general population as alternatives to existing methods of treatment. The acceptance of the Company's products may be adversely affected by their respective cost, concerns related to efficacy, the effectiveness of alternative methods of treatment and the insufficiency of third-party reimbursement. Any future reported adverse events or other unfavorable publicity involving patient outcomes from use of the Company's products could also adversely affect acceptance of such products. The
Company has no direct experience marketing or obtaining third-party reimbursement for its products.

     In addition, the Company will have to establish an effective internal sales and marketing organization and/or rely on Smith & Nephew or on arrangements with others to market its products domestically and internationally. Moreover, in the near term, the Company's success in generating initial market acceptance of Dermagraft will depend in large part on the marketing efforts of Smith & Nephew. The Company cannot control the amount and timing of resources Smith & Nephew may devote to marketing and selling Dermagraft products, and there can be no assurance that Smith & Nephew will perform its obligations under the Dermagraft Joint Venture as expected. The failure of the Company to achieve broad acceptance of Dermagraft for the treatment of diabetic foot ulcers and, to a lesser extent, Dermagraft-TC would have a material adverse effect on the Company's business, financial condition and results of operations.

ABSENCE OF PROFITABLE OPERATIONS; NEED FOR ADDITIONAL FUNDS

     To date, the Company has experienced significant operating losses in funding the research, development, testing and marketing of its products and expects to continue to incur substantial operating losses. The Company has incurred cumulative net operating losses of $175.2 million through December 31, 1997. The Company's ability to achieve profitability depends in part upon its ability, either independently or in collaboration with Smith

& Nephew, to successfully manufacture and market Dermagraft for skin ulcers and Dermagraft-TC for burns. There can be no assurance that the Company will ever achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis.

     The further development of the Company's technology and products as well as any further development of manufacturing capabilities or the establishment of any additional sales, marketing and distribution capabilities will require the commitment of substantial funds. While the Company believes that its existing working capital, the milestone payments under the expanded Dermagraft Joint Venture, its borrowing capacity under the Cartilage Joint Venture and a bank credit facility, and its access to funds under an equity line will be sufficient to meet its present operating and capital requirements for at least the next twelve months, the Company may ultimately need to raise additional funds to support its long-term product development and commercialization programs. The Company could acquire such additional funding through collaborative arrangements, the extension of existing arrangements, additional public or private offerings of debt or equity securities or other means.

     There can be no assurance that the Company will satisfy the milestones for additional funds under the Dermagraft or Cartilage Joint Ventures or that adequate funds will be available under other existing or future arrangements when such funds are needed or, if available, on terms acceptable to the Company. Insufficient funds may require the Company to delay, scale back or eliminate certain of its research and product development programs or to license third parties the right to commercialize products or technologies that the Company would otherwise commercialize itself. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

UNCERTAINTY OF COLLABORATIVE ARRANGEMENTS AND STRATEGIC ALLIANCES

     The Company is particularly dependent on Smith & Nephew with respect to the Dermagraft and the Cartilage Joint Ventures. Although the Company believes that Smith & Nephew has a significant economic motivation to succeed in performing its contractual responsibilities under the Dermagraft and Cartilage Joint Venture agreements, the amount and timing of resources to be devoted to such performance are not within the control of the Company, and there can be no assurance that Smith & Nephew will perform its obligations as expected. Moreover, the Dermagraft and Cartilage Joint Ventures would be materially and adversely affected if Smith & Nephew had a strategic shift in its business focus. In addition, the Dermagraft and Cartilage Joint
Venture agreements provide that they may be terminated prior to their expiration under certain circumstances that are outside the control of the Company. A termination of such agreements, or a failure of Smith & Nephew to adequately perform its obligations thereunder, would have a material adverse effect on the Company's ability to successfully complete the development and testing of the products covered thereby and to successfully penetrate the markets for such products. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

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

STAGE OF PRODUCT DEVELOPMENT

     Although Dermagraft-TC has been approved for commercial sale and Dermagraft for the treatment of diabetic ulcers has received a recommendation by an FDA advisory panel that the FDA approve the product, the remainder of the Company's other products are at earlier stages of research, development and testing. These products will require significant additional research and development, including extensive preclinical and clinical testing, and regulatory approvals prior to commercialization. In addition, notwithstanding the advisory panel recommendation, there can be no assurance that FDA will approve the marketing of Dermagraft for the treatment of diabetic foot ulcers or that it will not materially modify the recommendation of the advisory panel. See "Government Regulation."

     All of the Company's products are subject to the risks of failure inherent in the development of products based on innovative technologies.
Such risks include the possibilities that any or all of these products are found to be unsafe or ineffective or otherwise fail to receive necessary regulatory approvals, that products are uneconomical to market, that third parties may hold proprietary rights that preclude the Company from marketing its products, or that the Company's products fail to achieve market acceptance in light of competing technologies and products. See "Patents and Proprietary Rights."

UNCERTAINTIES REGARDING HEALTHCARE REIMBURSEMENT AND REFORM

     The Company's ability to commercialize products successfully may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. In the United States, government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA, and by refusing, in some cases, to provide any coverage for uses of approved products for indications for which the FDA has not granted marketing approval. Initiatives to reduce the federal deficit and to reform healthcare delivery are increasing these cost containment efforts. As managed care organizations continue to expand as a means of containing healthcare costs, the Company believes there may be attempts by such organizations to restrict the use of, delay authorization to use, or limit coverage and the level of reimbursement for, new products, such as those being developed and commercialized by the Company, pending completion of cost/benefit analyses of such products by those managed care organizations. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

     The Company has supported health economics studies and research and is developing cost offset or cost-effectiveness models with respect to its Dermagraft-TC and Dermagraft products in an effort to help obtain appropriate and adequate third party coverage and reimbursement for these products. However, these products are novel and as such are subject to inherent uncertainty in the area of reimbursement. There can be no assurance that adequate government or private payor coverage or levels of reimbursement will be available for any of the Company's products or for the Company to maintain price levels sufficient for the realization of an appropriate return on its investment in such products. Failure to obtain sufficient coverage and reimbursement levels for uses of the Company's products could have a material adverse effect on the market acceptance of such products and the Company's business, financial condition and results of operations.

PRODUCT LIABILITY CLAIMS AND INSURANCE

     The use of any of the Company's products, whether for commercial applications or during clinical trials, exposes the Company to an inherent risk of product liability claims in the event such products cause injury, disease or result in adverse effects. Such liability might result from claims made directly by healthcare institutions, contract laboratories or others selling or using such products. The Company currently maintains product liability insurance coverage; however, there can be no assurance that the level or breadth of any insurance coverage will be sufficient to fully cover potential claims. Such insurance can be expensive and difficult to obtain. There can be no assurance that adequate insurance coverage will be available in the future at an acceptable cost, if at all, or in sufficient amounts to protect the Company against such liability. The obligation to pay any product liability claim in excess of whatever insurance the Company is able to acquire could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's tissue repair and transplantation products are complex and must be manufactured under well-controlled and sterile conditions, in addition to meeting strict product release criteria. Any manufacturing errors or defects, or uncorrected impurity or variation in a raw material, either unknown or undetected by the Company, could affect the quality and safety of the Company's products. If any of the defects were material, the Company could be required to undertake a market withdrawal or recall of the affected products. There can be no assurance a product recall will not occur. The cost of a market withdrawal or product recall could be significant and could have a material adverse effect on the Company's business, financial condition and results of operations.

TECHNOLOGICAL CHANGE AND COMPETITION

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

     In the area of burns, the Company competes primarily with cadaver skin or porcine tissue. The Company is also aware of several companies that have developed technologies involving processed cadaver skin used as a dermal replacement (LifeCell Corporation), or sheets of epidermis grown from the patient's own skin (Genzyme Tissue Repair and Cell Culture Technology). These products have not required FDA approval and are, therefore, currently available on the market for the treatment of severe burns. Integra Life Sciences ("Integra") is marketing Integra Artificial Skin, consisting of a bovine collagen and glycosaminoglycan matrix with a synthetic polymer covering, for the treatment of burn wounds. In addition, the Company is aware that Ortec International, Inc. is currently in clinical trials with its composite cultured skin product, consisting of fibroblasts and keratinocytes on a bovine collagen sponge, for the treatment of burn wounds. Several other companies are also developing or plan to develop growth factors as a treatment for partial thickness or small full-thickness wounds.

     In the area of diabetic foot ulcers, Chiron Corporation ("Chiron") and the Ortho-McNeil division of Johnson & Johnson, have received FDA approval and recently began marketing a platelet-derived growth factor ("PDGF") for the treatment of diabetic foot ulcers. In addition, Organogenesis, Inc. ("Organogenesis") has begun clinical trials for the use of Apligraf, a product using cultured human cells seeded onto a bovine collagen matrix, for the treatment of diabetic foot ulcers. Organogenesis has already submitted a PMA application for Apligraf in the treatment of venous ulcers and received a recommendation for approval from an FDA advisory panel in January 1998. Organogenesis has entered into an alliance with Novartis Pharma AG for the marketing of Apligraf.

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

     For all of its products, the Company expects to compete primarily on the uniqueness of its technology and product features, on the quality and cost-effectiveness of its products, and on the timing of commercial introduction. The Company believes that its tissue engineered products may have many attributes that differentiate it from other competitors, including the fact that the Company's products are human-based tissue products designed to be available "off-the-shelf" to the end-users. However, other factors such as its ability to secure regulatory approval for its products, to implement production and marketing plans and to secure adequate capital resources, will also impact its competitive position. There can be no assurance that the Company will have the resources to compete successfully with such companies or that competition generally will not adversely affect the Company's results of operations or ability to successfully market its products.

PATENTS AND PROPRIETARY RIGHTS

     The Company's ability to compete effectively will depend, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes. The Company relies on patents, trade secrets and know-how to maintain its competitive position. To date, the Company owns twenty issued and five allowed patents in the United States. In addition, nineteen foreign counterparts to some of the United States patents have issued in several foreign countries. The United States patents expire at various times between 2005 and 2014.

     In October 1990, the Company received a United States patent on its core technology. This product patent covers three-dimensional living stromal tissue produced by culturing stromal cells in vitro on a biocompatible framework. The stromal tissue provides the growth factors and structural proteins used in the Company's three-dimensional matrix to grow organ tissues. This patent expires in October 2007. In September 1995, the Company was granted a corresponding patent by the European Patent Office covering a three-dimensional stromal tissue and methods of use to grow skin, bone marrow and liver tissue. The patent will expire in April 2007.

     In November 1993, the Company received a United States patent relating to Dermagraft, covering both three-dimensional dermal tissue and full thickness skin tissue cultured on living stromal tissue prepared in vitro and, in August 1995, received a United States patent covering the growth and implantation of its Dermagraft dermal skin replacement. These patents expire in November 2010 and August 2012, respectively. In October 1995, a United States patent was issued relating to Dermagraft-TC. This product patent covers a variety of transitional burn coverings which use a synthetic membrane with an attached dermal component. This patent will expire in October 2012.

     The Company's other patents issued in the United States primarily allow for a variety of tissue engineering products and processes for therapeutic applications and laboratory testing. These patents expire between 2005 and 2014. The Company has additional United States and foreign patent applications relating to its tissue engineering technology. In addition, the Company has certain licensing rights to United States and foreign patents and patent applications filed by MIT related to cell growth and organ regeneration and repair, and biodegradable polymers, subject to certain limitations as to applicable tissues and fields of use, and by the University of Florida related to a stem cell proliferation factor.

     There can be no assurance that any applications will result in issued patents or that any current or future issued or licensed patents, trade secrets or know-how will afford protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others. In addition, there can be no assurance that others will not independently develop proprietary technologies or processes which are the same as or substantially equivalent to those of the Company. The Company could also incur substantial costs in defending itself in suits brought against it on such patents or in bringing suits to protect the Company's patents or patents licensed by the Company against infringement. In addition to patent protection, the Company relies on trade secrets, proprietary know-how and technological advances which the Company seeks to protect in part by confidentiality agreements with its collaborative partners, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or independently discovered by competitors.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of the Company's present and proposed products and in its ongoing research and product development activities. The Company's preclinical studies and clinical trials and the manufacturing and marketing of its products are subject to extensive, costly and rigorous regulation by various governmental authorities in the United States and other countries. Many of the Company's proposed products will require regulatory approval prior to commercializa-tion. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing as a condition of approval by the FDA and by similar authorities in foreign countries. The process of obtaining required regulatory approvals by the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product. There can be no assurance that any products developed by the Company, independently or in collaboration with others, will meet applicable regulatory criteria to receive the required approvals for manufacturing and marketing.

     In the United States, the FDA regulates the clinical testing, manufacture, distribution and promotion of medical devices and biologics pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and regulations promulgated thereunder. The Company's Dermagraft-TC and Dermagraft products and cartilage products are subject to regulation by the FDA as medical devices. The Company's other tissue replacement products, currently in various stages of development, could be regulated either as medical devices or as biologic products. Legislative and regulatory initiatives concerning the regulation of tissue and organ transplants are ongoing and could possibly affect the future regulation of the Company's tissue engineered products. It is not possible at the present time to predict accurately either the time frame for such action, or the ultimate effect that such initiatives could have, if any, on the products under development by the Company. Unlike Premarket Approval ("PMA") submissions for medical devices, the FDA has no regulatory time limit within which it must review and act upon submissions treated as biologics. As a result, the time period for final action often takes several years from submission, usually exceeding that expected for a PMA application.

     To obtain FDA approval to market medical devices, the FDA requires proof of safety and efficacy in human clinical trials performed under an Investigational Device Exemption (an "IDE"). An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the IDE application is approved, human clinical trials may begin. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of a PMA application. Premarket approval from the FDA is required before commercial distribution of devices similar to those under development by the Company is permitted in the United States.

     The PMA application must be supported by extensive data, including preclinical and human clinical trial data, to prove the safety and efficacy of the device, and information about the device and its components including, amoung other things, manufacturing, labeling and promotion. By regulation, the FDA has 180 days to review a PMA application and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. While the FDA has responded to PMA applications within the allotted time period, reviews more often occur over a significantly protracted period, usually twelve to thirty-six months, and a number of devices for which a PMA application was submitted by other companies have never been cleared for marketing. The review time is often significantly exceeded as the FDA may need additional information or clarification of information provided. The FDA may also make a determination that, based on deficiencies in the application or its interpretation of the information provided, additional clinical trials are required. This process is lengthy and expensive and there can be no assurance that such FDA approval will be obtained.

     If the FDA's evaluation of the PMA application is favorable, the FDA typically issues a letter requiring the applicant's agreement to specific conditions (e.g., changes in labeling) or specific additional information to secure final approval of the PMA application. Once the requirements are satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, such as restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, its labeling or its manufacturing process.

     In addition, FDA regulations obligate a manufacturer to inform the FDA whenever there is reasonable evidence to suggest that one of its devices may have caused or contributed to death or serious injury, or where one of its devices malfunctions and, if the malfunction were to recur, the device would be likely to cause or contribute to a death or serious injury.

     In December 1996, the Company submitted a PMA application requesting approval of Dermagraft for the treatment of diabetic foot ulcers. In February 1997, the FDA accepted the application for filing. The PMA submission was based on the results of a pivotal trial from patients receiving Dermagraft within a therapeutic range identified retrospectively from the clinical trial. Patients receiving Dermagraft within the therapeutic range represented a majority but not all the evaluable patients in the trial. The Company believes the data from patients receiving Dermagraft within the therapeutic range demonstrate a statistically significant improvement in complete healing at twelve and thirty-two weeks. For all evaluable patients, although statistical significance was not seen at twelve weeks in the pivotal clinical trial, a statistically significant improvement in complete healing as compared to the control treatment was seen at thirty-two weeks. See "Products - Skin Ulcer Products - Diabetic Foot Ulcers."

     In January 1998, the General and Plastic Surgery Devices Panel of the Medical Devices Advisory Committee to the FDA recommended that the FDA approve Dermagraft for the treatment of diabetic foot ulcers in the United States, with the conditions that the Company perform a post-marketing study to confirm product efficacy at twelve weeks and provide physician training. During the advisory panel meeting, certain panel members and representatives of the FDA raised questions and concerns regarding the use and nature of the retrospective analyses performed by the Company in identifying the therapeutic range. Nevertheless, the advisory panel recommended approval of the product by a vote of seven to two (one of the dissenting panel members voted against the recommendation on the grounds that a post-marketing study was too burdensome).

     Since the advisory panel meeting, the FDA has continued to raise concerns about approving the PMA application based on the Company's retrospective efficacy analysis of the twelve week data and the use of a post-marketing study to confirm efficacy at twelve weeks. The Company is working with the FDA to address these concerns and obtain approval of its PMA application. There can be no assurance that the Company will satisfactorily address the FDA's concerns and that the FDA will ultimately approve the PMA application in a timely fashion, if at all. If the FDA concludes that the clinial data are not adequate for PMA approval, the Company could be required to conduct additional clinical studies to support PMA approval of Dermagraft.

     The Company has constructed a commercial manufacturing facility for its Dermagraft-TC and Dermagraft products. This facility must be registered, inspected, and licensed by various regulatory authorities, including the California Department of Health and Human Services, and must comply with FDA's Good Manufacturing Practices (GMP) requirements, which elaborate testing, control, documentation and other quality assurance procedures. The manufacturing facility was initially approved by the FDA in 1996, prior to the approval of Dermagraft-TC for the treatment of full thickness burns.

     Following a recent inspection of the manufacturing facility in conjunction with the Company's PMA application for the approval of Dermagraft for the treatment of diabetic foot ulcers, the FDA notified the Company of numerous objectionable observations under a Form FDA 483 letter (the "483 Letter") with respect to the Company's manufacturing processes and systems for Dermagraft and Dermagraft-TC. On March 26, 1998, the FDA issued a warning letter requiring the Company to investigate and correct the objections identified by the FDA. Specifically, the warning letter requires the Company to address objectionable observations with respect to (i) the control of environmental conditions, (ii) procedures for implementing corrective and preventive actions, (iii) procedures for acceptance of products, (iv) investigations of complaints, (v) compliance with medical device reporting regulations, and (vi) justification of extended expiration dates. In response to certain issues raised by the FDA inspection, the Company is voluntarily recalling certain lots of

Dermagraft and Dermagraft-TC which contained a raw material that was out of specification. All of the recalled lots complied with finished product specifications. The Company has not received any reports of patient injury or complications that it believes are a result of the products being recalled. However, the Company believes the recall is the prudent course of action to ensure that patients receive product of the highest quality.

     The Company has responded to the 483 Letter and has initiated corrective actions to address the FDA's concerns. The Company believes that it can resolve the problems raised in the 483 Letter and in the warning letter in the near term and without material cost to the Company. However, there can be no assurance that such corrective actions will satisfy the FDA's concerns, that the FDA will not raise additional issues, or that other actions will not be taken by the FDA relating to the 483 Letter, the warning letter or the Company's manufacturing and quality assurance systems. The FDA has informed the Company that these problems will need to be corrected or resolved to the agency's satisfaction in order for the FDA to consider approving the Company's pending PMA application for Dermagraft in the treatment of diabetic foot ulcers.

     In general, if as a result of FDA inspections, adverse event reports or information derived from any other source, the FDA believes the Company is not in compliance with laws or regulations or that the Company's products pose any health risk, the FDA can refuse to approve pending PMA applications; withdraw previously approved PMA applications; require notification to users regarding risks; request corrective labeling, promotional or advertising materials; issue warning letters; require the Company to temporarily suspend marketing or undertake product recalls; impose civil penalties; or institute legal proceedings to detain or seize products, enjoin future violations, or seek criminal penalties against the Company, its officers or employees.
Civil penalties may not be imposed for GMP violations unless the violations involve a significant or knowing departure from the requirements of the FDC Act or a risk to public health. The FDA provides manufacturers with an opportunity to be heard prior to the assessment of civil penalties. If civil penalties are assessed, judicial review is available.

     The Company exports, or intends to export, its products to foreign countries. Exports of products that have market clearance from the FDA in the United States do not require FDA authorization for export. However, foreign countries often require, among other things, an FDA certificate for products for export (a "CPE"). The FDA warning letter states that the agency will refuse to issue a CPE until the outstanding GMP violations are corrected. As discussed above, the Company believes it can resolve the problems raised by the FDA in the 483 Letter and the warning letter in the near term.

     With respect to the manufacture of products for which premarket approval is granted, the Company will be subject to routine inspection by the FDA and certain state agencies, including the California Department of Health and Human Services, for compliance with GMP requirements, adverse event reporting requirements, and other applicable regulations. In addition, Congress has approved the Food and Drug Administration Modernization Act of 1997 (the "Modernization Act"). The Modernization Act makes changes to the device provisions of the FDC Act and other provisions in the Modernization Act affect the regulation of devices. Among other things, the changes will affect the IDE and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and post-market surveillance, accredited third party review, and the dissemination of off label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

     Although the FDA has classified Dermagraft-TC as a medical device, the State of California and the State of New York have notified the Company that it must register as a tissue bank in order to manufacture or distribute Dermagraft-TC in those states. Although many states do not regulate tissue banks, there are certain other states besides California and New York that do. Such states take a position similar to California and New York with regard to the regulatory status of Dermagraft-TC. In June 1997, the Company submitted a request to the FDA for an advisory opinion that the FDA's regulation of this product as a medical device preempts New York from regulating it as human tissue under a different licensing scheme. Both New York and Califoria have provided written submissions to the FDA urging the agency to deny the Company's request. To date, the FDA has not ruled. If states are permitted to regulate Dermagraft-TC as a human tissue, the Company and its customers could be subjected to a costly new layer of regulation. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. The Company is currently distributing Dermagraft-TC in the State of New York under a provisional tissue banking license. Due to the similarities of the products, regulations applicable to Dermagraft-TC are also expected to apply to the Company's Dermagraft product as well.

     Whether regulated by the FDA as a medical device or biologic, or otherwise by any state or foreign authorities, the approval process for any of the Company's products is expensive and time consuming and no assurance can be given that the FDA or any regulatory agency will grant its approval. The inability to obtain, or delays in obtaining, such approval would adversely affect the Company's ability to commence marketing therapeutic applications of its technology. There is no assurance that the Company will have sufficient resources to complete the required testing and regulatory review processes. Furthermore, the Company is unable to predict the extent of adverse governmental regulation which might arise from future United States or foreign legislative or administrative action. In addition, any products distributed by the Company pursuant to the above authorizations are subject to pervasive and continuing regulation by the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission.

     The Company's research and development activities and operations involve the controlled use of small quantities of radioactive compounds, chemical solvents and other hazardous materials. In addition, the Company's business involves the growth of human tissues. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any liability could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices. Although the Company believes it is in compliance with these laws and regulations in all material respects, there can be no assurance that the Company will not be required to incur significant costs to comply with such laws or regulations in the future.

DEPENDENCE ON KEY PERSONNEL

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

DEPENDENCE ON CERTAIN SUPPLIERS

     Although most of the raw materials used in the manufacture of the Company's Dermagraft products are available from more than one supplier, changes in certain critical components (such as the polymers used in Dermagraft) could cause the FDA to require the Company to prove equivalency of the materials or potentially to modify or perform additional clinical trials for the Dermagraft products, which could have the effect of restricting product available for sale. To date, the Company has not experienced difficulty in obtaining necessary raw materials.

     The mesh framework used by the Company in Dermagraft is available under a supply agreement with only one FDA-approved manufacturing source. Similarly, the synthetic mesh framework used by the Company in Dermagraft-TC is only available under a supply agreement with a different FDA-approved manufacturing source. Because the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain component parts and packaging materials in their applications, FDA approval of a new supplier would be required if these materials become unavailable from the current supplier.

     Although the Company has not experienced difficulty acquiring these materials for the manufacture of its Dermagraft and Dermagraft-TC products, no assurance can be given that interruptions in supplies will not occur in the future or that the Company would not have to obtain substitute vendors for these materials. Any significant supply interruption would adversely affect the Company's clinical trials as well as its product development and marketing programs. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture products.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock, like that of the securities of other biotechnology companies, has fluctuated significantly in recent years and is likely to fluctuate in the future. From time to time, the market for securities of biotechnology companies has in fact experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. In addition, announcements by the Company or others regarding scientific discoveries, technological innovations, commercial products, patents or proprietary rights, the progress of clinical trials or government regulation, public concern as to the safety of devices or drugs, the issuance of securities analysts' reports and general market conditions may all have a significant effect on the market price of the Common Stock. Fluctuations in financial performance from period to period also may have a significant impact on the market price of the Common Stock.

ITEM 2.  PROPERTIES

     The Company leases approximately 85,000 square feet of space at its headquarters facility, of which approximately 96% is allocated to manufacturing and research. The leases for this facility expire in September 2000, subject to an option to renew for an additional five years. In addition, the Company leases approximately 6,900 square feet of manufacturing and research space under a five-year lease which expires in 2002. The Company also leases approximately 38,000 square feet which is used for both research and administration. This lease expires in July 1998 but may be extended for up to one year. During 1997, the Company executed a 15-year lease for approximately 104,000 square feet of research and administration space in a building currently under construction. The building is expected to be completed, and the lease is expected to commence, in late 1998 or early 1999. The Company's facilities are all located in San Diego, California.

     The Company believes that its property and equipment are generally well maintained, in good operating condition and, as noted above, adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

     There is no material litigation pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to vote of security holders during the quarter ended December 31, 1997.

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

                                                  HIGH          LOW
                                               ----------    ---------
     YEAR ENDED DECEMBER 31, 1997:
        First Quarter                           $ 14.75       $  9.88
        Second Quarter                            13.50         10.00
        Third Quarter                             18.50         11.63
        Fourth Quarter                            15.81         11.50

     YEAR ENDED DECEMBER 31, 1996:
        First Quarter                           $ 14.25       $  9.25
        Second Quarter                            18.75         13.25
        Third Quarter                             18.00         11.38
        Fourth Quarter                            20.00          9.56

HOLDERS

     As of December 31, 1997, there were 1,259 holders of record of the Company's Common Stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and schedules, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-7.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections titled "Directors and Nominees" and "Executive Officers" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section titled "Executive Compensation" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section titled "Principal Stockholders" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section titled "Certain Transactions" appearing in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements:
             --------------------

     The following financial statements of the Company and of the Dermagraft Joint Venture are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:


                                                                     Page
                                                                  ----------
     Consolidated Financial Statements of Advanced
       Tissue Sciences, Inc.:
         Consolidated Balance Sheets as of December 31,
           1997 and 1996                                              F-7
         Consolidated Statements of Operations for the
           Years Ended December 31, 1997, 1996 and 1995               F-8
         Consolidated Statements of Cash Flows for the
           Years Ended December 31, 1997, 1996 and 1995               F-9
         Consolidated Statements of Stockholders' Equity for
           the Years Ended December 31, 1997, 1996 and 1995          F-10
         Notes to the Consolidated Financial Statements          F-11 to F-22
         Report of Ernst & Young LLP, Independent Auditors           F-23
     Combined Financial Statements of the Dermagraft
       Joint Venture:
         Combined Balance Sheets as of December 31,
           1997 and 1996                                             F-24
         Combined Statements of Operations for the Year
           Ended December 31, 1997 and for the Period
           April 29, 1996 (inception) to December 31, 1996           F-25
         Combined Statements of Cash Flows for the Year
           Ended December 31, 1997 and for the Period
           April 29, 1996 (inception) to December 31, 1996           F-26
         Combined Statements of Partners' Capital for the
           Year Ended December 31, 1997 and for the Period
           April 29, 1996 (inception) to December 31, 1996           F-27
         Notes to the Combined Financial Statements              F-28 to F-30
         Report of Ernst & Young LLP, Independent Auditors           F-31

     (2)  Financial Statement Schedules:
          -----------------------------

     All schedules have been omitted, since they are not applicable, not required or the information is included in the financial statements or the notes thereto.

     (3)  Exhibits:
          --------

Exhibit
  No.                    Title                           Method of Filing
-------                  -----                           ----------------
 3.1     Restated Certificate of Incorporation of    Incorporated by Reference
         Advanced Tissue Sciences, Inc. as in        to Exhibit 3.1 to the
         effect on June 12, 1997                     Registrant's Form 10-Q
                                                     for the Quarter Ended
                                                     June 30, 1997

 3.2    Restated By-Laws of the Registrant Dated     Incorporated by Reference
        September 17, 1991                           to Exhibit 3 to the
                                                     Registrant's Form 10-Q
                                                     for the Quarter Ended
                                                     October 31, 1991

 4.1    Rights Agreement, Dated as of January 6,     Incorporated by Reference
        1995, between the Company and Chemical       to Exhibit 1 to the
        Trust Company of California, including       Registrant's Current
        the Certificate of Determination for the     Report on Form 8-K Dated
        Series A Junior Participating Preferred      January 5, 1995
        Stock as Exhibit A, the Form of Summary of
        Rights to Right Certificate as Exhibit B and the Purchase Preferred Shares as Exhibit C

 4.2    Investment Agreement between Advanced        Incorporated by Reference
        Tissue Sciences, Inc. and Ramius             to Exhibit 4.1 to the
        Hatteras Partners, L.P., Dated               Registrant's Current
        February 9, 1996                             Report on Form 8-K dated
                                                     February 9, 1996

 4.3    Amendment No. 1 to Investment Agreement      Incorporated by Reference
        between Advanced Tissue Sciences, Inc.       to Exhibit 4.1 to the
        and Hatteras Partners, L.P. (formerly        Registrant's Current
        Ramius Hatteras Partners, L.P.), Dated       Report on Form 8-K
        January 26, 1998                             dated January 26, 1998

10.1    Form of Indemnification Agreement Between    Incorporated by Reference
        the Company and Each of the Directors of     to Exhibit 10.6 to the
        the Company                                  Registrant's Annual
                                                     Report on Form 10-K for
                                                     the Year Ended
                                                     January 31, 1991

10.2    Nonqualified Stock Option Agreement,         Incorporated by Reference
        Dated June 3, 1991 between the Company       to Exhibit 19.1 to the
        and Arthur J. Benvenuto                      Registrant's Form 10-Q
                                                     for the Quarter Ended
                                                     July 31, 1991

10.3    Nonqualified Stock Option Agreement,         Incorporated by Reference
        Dated June 3, 1991 between the Company       to Exhibit 19.2 to the
        and Dr. Gail K. Naughton                     Registrant's Form 10-Q
                                                     for the Quarter Ended
                                                     July 31, 1991

10.4**  Advanced Tissue Sciences, Inc. 1997 Stock    Incorporated by Reference
        Incentive Plan                               to Exhibit 99.1 to the
                                                     Registrant's Registration
                                                     Statement No. 333-36879
                                                     on Form S-8

10.4(a) Form of Stock Option Agreement               Incorporated by Reference
                                                     to Exhibit 99.2 to the
                                                     Registrant's Registration
                                                     Statement No. 333-36879
                                                     on Form S-8

10.4(b) Form of Addendum to Stock Option             Incorporated by Reference
        Agreement re: Involuntary                    to Exhibit 99.3 to the
        Termination                                  Registrant's Registration
                                                     Statement No. 333-36879
                                                     on Form S-8

10.4(c) Form of Stock Issuance Agreement             Incorporated by Reference
                                                     to Exhibit 99.4 to the
                                                     Registrant's Registration
                                                     Statement No. 333-36879
                                                     on Form S-8

Exhibit
  No.                    Title                           Method of Filing
-------                  -----                           ----------------
10.4(d) Form of Addendum to Stock Issuance           Incorporated by Reference
        Agreement re: Involuntary Termination        to Exhibit 99.5 to the
                                                     Registrant's Registration
                                                     Statement No. 333-36879
                                                     on Form S-8

10.4(e) Form of Automatic Stock Option Agreement     Incorporated by Reference
                                                     to Exhibit 99.6 to the
                                                     Registrant's Registration
                                                     Statement No. 333-36879
                                                     on Form S-8

10.5    Form of Special Addendum to Certain          Incorporated by Reference
        Employee Stock Option Agreements             to Exhibit 10.1 to the
                                                     Registrant's Form 10-Q
                                                     for the Quarter Ended
                                                     March 31, 1996

10.6(a) Licensing Agreement between the              Incorporated by Reference
        Massachusetts Institute of Technology        to Exhibit 10.8(a) to the
        and Advanced Tissue Sciences, Inc.           Registrant's Transition
        Dated July 24, 1992                          Report on Form 10-K for
                                                     the Eleven Months Ended
                                                     December 31, 1992

10.6(b)* Sponsored Research Agreement between        Incorporated by Reference
         the Massachusetts Institute of              to Exhibit 10.8(b) to the
         Technology and Advanced Tissue Sciences,    Registrant's Transition
         Inc. Dated July 24, 1992                    Report on Form 10-K for
                                                     the Eleven Months Ended
                                                     December 31, 1992

10.7*    Agreement between Advanced Tissue           Incorporated by Reference
         Sciences, Inc. and Smith & Nephew plc       to Exhibit 10.1 to the
         Dated May 6, 1994                           Registrant's Form 10-Q
                                                     for the Quarter Ended
                                                     March 31, 1994

10.8     Heads of Agreement between Advanced         Incorporated by Reference
         Tissue Sciences, Inc. and Smith &           to Exhibit 10.1 to the
         Nephew plc Dated April 29, 1996             Registrant's Form 10-Q
                                                     for the Quarter Ended
                                                     March 31, 1996

10.9     Promissory Note Between Advanced            Incorporated by Reference
         Tissue Sciences, Inc. and Smith &           to Exhibit 10.1 to the
         Nephew SNATS, Inc. Dated March 31, 1997     Registrant's Form 10-Q
                                                     for the Quarter Ended
                                                     March 31, 1997

10.10    Promissory Note Between Advanced Tissue     Incorporated by Reference
         Sciences, Inc. and Smith & Nephew SNATS,    to Exhibit 10.2 to the
         Inc. Dated June 11, 1997.                   Registrant's Form 10-Q
                                                     for the Quarter Ended
                                                     June 30, 1997

10.11    U.S. $16,000,000 Loan Facility to           Incorporated by Reference
         DermEquip, L.L.C. Provided by The Chase     to Exhibit 10.1 to the
         Manhattan Bank Dated August 12, 1997        Registrant's Form 10-Q
                                                     for the Quarter Ended
                                                     September 30, 1997

10.12    Guaranty Between Advanced Tissue            Incorporated by Reference
         Sciences, Inc. and The Chase Manhattan      to Exhibit 10.2 to the
         Bank Dated August 8, 1997                   Registrant's Form 10-Q
                                                     for the Quarter Ended
                                                     September 30, 1997

10.13    Heads of Agreement Dated January 14,        Incorporated by Reference
         1998 between Advanced Tissue Sciences,      to Exhibit 10.1 to the
         Inc. and Smith & Nephew plc                 Current Report on
                                                     Form 8-K Dated
                                                     January 14, 1998

10.14    Common Stock Purchase Agreement, Dated      Incorporated by Reference
         January 14, 1998, between Advanced Tissue   to Exhibit 10.2 to the
         Sciences, Inc. and Smith & Nephew SNATS,    Current Report on
         Inc.                                        Form 8-K Dated January
                                                     14, 1998

Exhibit
  No.                    Title                           Method of Filing
-------                  -----                           ----------------
10.15*   Lease Agreement Between TPSC II Limited     Filed Herewith
         Partnership (Landlord) and Advanced
         Tissue Sciences, Inc. (Tenant) Dated
         October 15, 1997

  21     Subsidiaries of the Registrant              Filed Herewith

  23     Consent of Ernst & Young LLP, Indepen-      Filed Herewith
         dent Auditors

  27     Financial Data Schedule                     Filed with Electronic
                                                     Copy Only
___________________
* The Company has requested confidential treatment with respect to certain portions of these documents.
** Key employees (including officers and directors), non-employee Board members and independent consultants are eligible to participate in the 1997 Stock Incentive Plan.

     (b)  Reports on Form 8-K
          -------------------

     During the fourth quarter ended December 31, 1997, the Company filed no reports on Form 8-K.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADVANCED TISSUE SCIENCES, INC.



Date:  March 30, 1998                  By:  /s/ Arthur J. Benvenuto
       ---------------                     ----------------------------
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

     SIGNATURE                      TITLE                          DATE
     ---------                      -----                          ----


/s/ Arthur J. Benvenuto       Chairman of the Board of         March 30, 1998
----------------------------  Directors and Chief Executive
   Arthur J. Benvenuto        Officer (principal executive
                              officer)

/s/ Dr. Gail K. Naughton      Director, President and Chief    March 30, 1998
----------------------------  Operating Officer
   Dr. Gail K. Naughton

/s/ Michael V. Swanson        Vice President, Finance and      March 30, 1998
----------------------------  Administration (principal
   Michael V. Swanson         financial and accounting officer)

/s/ Jerome E. Groopman, M.D.  Director                         March 30, 1998
----------------------------
   Jerome E. Groopman, M.D.

/s/ Jack L. Heckel            Director                         March 30, 1998
----------------------------
   Jack L. Heckel

/s/ Ronald L. Nelson          Director                         March 30, 1998
----------------------------
   Ronald L. Nelson

/s/ Dayton Ogden              Director                         March 30, 1998
----------------------------
   Dayton Ogden

/s/ David S. Tappan, Jr.      Director                         March 30, 1998
----------------------------
   David S. Tappan, Jr.

/s/ Dr. Gail R. Wilensky      Director                         March 30, 1998
----------------------------
   Dr. Gail R. Wilensky

                         SELECTED FINANCIAL DATA

     See Note 1 to the accompanying consolidated financial statements for a discussion of the basis of presentation. This summary of selected financial data should be read in conjunction with the consolidated financial statements and notes presented on pages F-7 to F-22.


                                                         Year Ended December 31,
                                      -------------------------------------------------------
                                        1997        1996        1995       1994        1993
                                      --------    --------    --------   --------    --------
                                                (In thousands, except per share amounts)
Revenues:
  Product sales (1)                   $  2,166    $  1,018    $  1,177   $  1,042    $  1,401
  Contracts and fees (2) (3)            10,985      13,574       2,388        923       3,493
Research and development
   expenses                             17,984      23,699      18,498     16,459      13,810
Equity in losses of joint
 ventures (3)                          (11,990)         --          --         --          --
Net loss                               (36,089)    (24,401)    (23,125)   (22,775)    (17,691)

Basic and diluted loss per
 share                                $   (.96)   $   (.61)   $   (.72)  $   (.75)   $   (.67)

Weighted average shares used in
  the calculation of basic and
  diluted loss per share                37,548      36,556      32,266     30,250      26,453

                                                            December 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
                                                           (In thousands)
Cash, cash equivalents and
  short-term investments (4)          $ 17,086    $ 40,217    $ 18,929    $ 22,033    $ 21,693
Working capital                         13,216      35,984      15,747      19,037      17,529
Total assets                            50,460      56,501      31,141      33,426      30,363
Long-term debt                          26,157          61          25          36          46
Accumulated deficit                   (175,171)   (139,082)   (116,681)    (93,556)    (70,781)
Stockholders' equity (4)                13,966      48,380      25,900      28,350      24,863
--------------

(1) Product sales for the year ended December 31, 1997 include sales of Dermagraft-TC(R) of $976,000 and sales of Dermagraft(R) at cost to a related party in the amount of $1,190,000. Product sales in 1996 and prior years are for sales of the Company's Skin2(R) laboratory testing kits. The Company discontinued sales of its Skin2 laboratory testing kits in October 1996.

(2) Contracts and fees for the year ended December 31, 1996 include a $10 million up front payment from Smith & Nephew upon the formation of a joint venture for the commercialization of Dermagraft for the treatment of diabetic foot ulcers.

(3) In April 1996, the Company formed a joint venture with Smith & Nephew for the commercialization of Dermagraft for the treatment of diabetic foot ulcers. The Company had formed a separate joint venture for the commercialization of tissue engineered cartilage for orthopedic applications in April 1994. Contracts and fees include revenues for research and development, marketing and other activities performed for the joint ventures. Advanced Tissue Sciences and Smith & Nephew began sharing equally in the revenues and expenses of the joint ventures in January 1997.

(4) In January 1998, Smith & Nephew acquired 1,533,115 shares of Advanced Tissue Sciences' Common Stock for $20 million in conjunction with an expansion of the Dermagraft Joint Venture. As the transaction occurred subsequent to the end of the fiscal year, it is not reflected in the year ended December 31, 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advanced Tissue Sciences, Inc. (the "Company" or "Advanced Tissue Sciences") is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using its proprietary tissue engineering technology. The Company's leading therapeutic products are tissue engineered skin products, Dermagraft-TC(R) for the temporary covering of severe and partial thickness burns and Dermagraft(R) for the treatment of severe skin ulcers. In addition to its Dermagraft-TC and Dermagraft skin products, the Company is focusing its resources on the development of tissue engineered cartilage and cardiovascular products.

     In March 1997, the Company received marketing approval in the United States from the U.S. Food and Drug Administration (the "FDA") for its first therapeutic product, Dermagraft-TC, as a temporary covering for severe, full thickness burns. In addition, in October 1997, the Company received FDA approval to market Dermagraft-TC for partial thickness burns in the United States. Dermagraft-TC is being marketed by Advanced Tissue Sciences through a direct sales force in the United States. Dermagraft-TC will be marketed throughout the rest of the world and for certain applications other than burns in the United States under a recently expanded joint venture with Smith & Nephew plc ("Smith & Nephew"). The Company has also submitted an application to the FDA for approval to market its dermal skin replacement product, Dermagraft for the treatment of diabetic foot ulcers. Dermagraft was approved for sale in Canada in August 1997 and was launched in the United Kingdom and several other European countries late in 1997 through the joint venture with Smith & Nephew.

     In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. Beginning in January 1997, all expenses and revenues associated with the development and commercialization of Dermagraft for diabetic foot ulcers are being shared equally by the joint venture partners. In January 1998, Advanced Tissue Sciences and Smith & Nephew expanded the Dermagraft Joint Venture to include additional technology for the treatment of skin tissue wounds and applications such as venous ulcers, pressure ulcers and burns. Under the expanded joint venture, Advanced Tissue Sciences and Smith & Nephew will continue to share equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million in expense for conducting clinical trials and regulatory support of Dermagraft and
Dermagraft-TC in the treatment of venous ulcers and pressure ulcers.   See
Notes 3 and 15 to the consolidated financial statements.

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

     In October 1997, the Company was awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology to fund collaborative cardiovascular research with the University of California, San Diego over a three-year period. The Company will begin receiving funding under the grant in 1998. Grant funding is subject to annual approvals and requires the Company to maintain certain funding levels (see Note 10 to the consolidated financial statements). In 1994 and 1995, the Company worked with St. Jude Medical, Inc. ("St. Jude Medical") on the development of tissue engineered cardiovascular products. In 1996 and 1997, the Company funded all of its cardiovascular research and development activities internally.

     Since 1993, the Company has sponsored at least $1 million in early stage research programs at the Massachusetts Institute of Technology ("MIT") and Children's Hospital in Boston ("Children's Hospital") directed toward the tissue engineering of cartilage, liver and numerous other tissues and several polymer technologies. The Company has substantially reduced its commitment to MIT and Children's Hospital in 1998; however, additional research is being sponsored at several other academic institutions.

     In October 1996, the Company discontinued sales of its Skin2(R) laboratory testing kits and took a charge of approximately $1 million associated with the closure of this business. See Note 4 to the consolidated financial statements.

     The Company has incurred, and expects to continue to incur, substantial expenditures in support of the commercialization, development and clinical trials of its Dermagraft-TC and Dermagraft products for burn and skin ulcer applications, for manufacturing systems, in building sales and marketing capabilities and launching products, and in advancing other applications of the Company's core technology.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 as Compared to the Year Ended December 31, 1996

     Product sales totaled $2,166,000 in 1997, as compared to $1,018,000 in 1996. Product sales to related parties reflect sales of Dermagraft to the Dermagraft Joint Venture at cost (see Note 3 to the consolidated financial statements). Sales to outside customers of $976,000 in 1997 are from sales of Dermagraft-TC for full thickness burns introduced in April and for partial thickness burns introduced in October, following marketing approvals from the FDA. In addition to product attributes and competition, growth in sales in 1998 and beyond will be sensitive to success in obtaining product reimbursement from both national healthcare systems and private insurers. Sales in 1996 were from the Company's Skin2 product line which was discontinued in October 1996 (see Note 4 to the consolidated financial statements).

     Sales of Dermagraft-TC fluctuated from quarter to quarter in 1997. Although sales of $173,000 were down in the third quarter as compared to sales of $450,000 in the introductory second quarter, sales increased to $353,000 in the fourth quarter primarily driven by approval of the partial thickness indication. The Company focused its efforts during 1997 on educating the market as to the benefits and attributes of Dermagraft-TC and in having additional burn centers trial the product. Following the inspection by the FDA in late March 1998, the Company initiated the recall of certain product lots of Dermagraft and Dermagraft-TC upon determining one of the raw materials used in the manufacturing proces was out of specification.
Although the effect on the 1997 results is not considered to be material, the recall of product will result in increased costs and, potentially, lower sales in the quarter ended March 31, 1998. The Company cannot predict with any certainty what effect the recall may have on future sales of Dermagraft and Dermagraft-TC. If the Company is delayed in addressing or unable to adequately address issues raised by the FDA's inspection, the Company could be prohibited from making Dermagraft and Dermagraft-TC available for sale or export.

     Revenues from related-parties for contracts and fees were $10,975,000 in 1997, as compared to $13,564,000 in 1996. Revenues reported for 1996 included a $10 million up front fee from Smith & Nephew upon signing an agreement to enter into the Dermagraft Joint Venture. Contract revenues, excluding the $10 million payment, increased $7,411,000 in 1997, principally reflecting contract revenues recognized for research and development and other activities performed for the Dermagraft Joint Venture. Such funding began in January 1997. See Note 3 to the consolidated financial statements. 1997 and 1996 also include revenues recognized for research and development performed for the Cartilage Joint Venture.

     Cost of goods sold in 1997 represents the cost of the Company's Dermagraft-TC product since its introduction in April 1997 and the cost of Dermagraft sold to the Dermagraft Joint Venture. Products are being sold to the Dermagraft Joint Venture at cost to manufacture including period costs (see Note 3 to the consolidated financial statements). Cost of goods sold is expected to increase significantly in 1998 as the Company's expanded manufacturing facility is brought into production and to support sales to the Dermagraft Joint Venture. Cost of goods sold in 1996 represents the cost of the Company's Skin2 laboratory testing kits. As noted above, the Company discontinued its Skin2 business in October 1996.

     Research and development expenditures decreased 24% to $17,984,000 in 1997, from $23,699,000 in 1996. The decrease in research and development costs primarily reflects lower costs for both clinical trials and production for clinical trials of Dermagraft-TC and Dermagraft for the development of commercial manufacturing processes. These decreases were partially offset by increased research and development costs to support the development of tissue engineered cartilage.

     Selling, general and administrative costs increased 35% to $14,773,000 in 1997, as compared to $10,911,000 in 1996. The increase in selling, general and administrative expenses principally reflects higher selling and marketing costs related to the commercialization of Dermagraft-TC and costs associated with supporting the Dermagraft and Cartilage Joint Ventures. These increases are reflected primarily in higher costs for selling and promotional materials, and personnel and associated costs.

     Professional and consulting costs for legal, accounting and other consulting services incurred in 1997 were $2,941,000 as compared to $3,378,000 in 1996. The decrease in professional and consulting fees in 1997 principally reflects the absence of fees paid to financial advisors related to the Dermagraft Joint Venture and the Company's In Vitro Laboratory Testing business in 1996 and lower fees for regulatory consultants. This was partially offset by increased costs for marketing consultants and for the recruitment of personnel.

     Equity in losses of joint ventures was $11,990,000 in 1997, and represents the Company's share of the losses of the Dermagraft and Cartilage Joint Ventures. The Company began sharing in such costs in January 1997 (see Note 3 to the consolidated financial statements). The joint ventures' losses are expected to continue to increase in 1998 as Dermagraft is commercially introduced in certain markets, as venous and pressure ulcers enter into clinical trials and as orthopedic cartilage research and development efforts continue.

     Interest and other income decreased to $1,961,000 in 1997 from $2,370,000 in 1996. The decrease primarily reflects a decline in interest income from lower average cash balances in 1997 as compared to 1996. The decrease was partially offset by interest charged to the Dermagraft Joint Venture for capital employed.

     Interest expense was $877,000 for 1997, as compared to $6,000 in 1996.
The increase reflects interest expense on borrowings from Smith & Nephew and The Chase Manhattan Bank during 1997. See Note 8 to the consolidated financial statements.

Year Ended December 31, 1996 as Compared to the Year Ended December 31, 1995

     Revenues increased to $14,592,000 in 1996 from $3,565,000 in 1995. The increase in 1996 primarily reflects a $10 million up front fee from Smith & Nephew upon signing the agreement to enter into the Dermagraft Joint Venture. In 1996, the Company also recognized contract revenues of $3,564,000 for research and development of orthopedic applications of tissue engineered cartilage performed for the Cartilage Joint Venture, as compared to $1,548,000 in 1995. In 1995, contract revenues also included $830,000 related to research performed under the development agreement with St. Jude Medical.

     Sales of the Company's Skin2 laboratory testing kits decreased to $1,018,000 in 1996 compared to $1,177,000 in 1995. As discussed above, the Company discontinued sales of its Skin2 products in October 1996.

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

     Selling, general and administrative costs were $10,911,000 in 1996, a 78% increase from $6,115,000 in 1995. The year ended December 31, 1996 includes charges of approximately $1,000,000 associated with the closing of the Company's In Vitro Laboratory Testing ("IVLT") business. The increase in selling, general and administrative expenses also reflects (i) costs related to building sales and marketing capabilities in anticipation of marketing approval of Dermagraft-TC and for Dermagraft; (ii) amortization of the commitment fee associated with the equity line established in February 1996 (see Note 11 to the consolidated financial statements); (iii) increased salaries and personnel; and (iv) higher relocation costs.

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

     Cost of goods sold in 1996 and 1995 represents direct and indirect costs of manufacturing the Company's Skin2 laboratory testing kits. Cost of goods sold is net of the costs of products transferred to research and development for use in developing additional applications of the Company's testing kits. The cost of such products was included in research and development expenses based upon estimated direct and indirect production costs assuming planned production capacity.

     Interest income in 1996 increased to $2,360,000 from $1,171,000 reflecting higher cash balances due to funds raised in a March 1996 public offering and from the up front fee discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had available working capital of $13,216,000, a decrease of $22,768,000 from December 31, 1996. In addition, the Company raised $20 million in January 1998 through the sale of equity (see
Note 15 to the consolidated financial statements). The decrease in working capital from 1996 principally reflects the use of funds for operations, for capital expenditures and to support the Dermagraft and Cartilage Joint Ventures offset by the Company's receipt of $28 million in loans from Smith & Nephew and The Chase Manhattan Bank (see Note 8 to the consolidated financial statements). Capital expenditures of $15,567,000 in 1997 relate primarily to the expansion of the Company's manufacturing facility and related process equipment.

     The Company expects to use working capital at an accelerated rate as it continues to incur substantial research and development expenses, increasing support for the Dermagraft and Cartilage Joint Ventures, increasing selling, general and administrative costs in support of product commercialization, and additional expenditures for capital equipment and patents. These increases are expected to be only partially offset by revenues received from the Cartilage and Dermagraft Joint Ventures with Smith & Nephew and by revenues from product sales.

     In addition to available working capital, the Company has entered into an equity line which could provide up to $50 million in funding through the sale of Common Stock and, subject to certain conditions, is available through February 1999 (see Note 11 to the consolidated financial statements). Any decision to draw any funds under the equity line and the timing of any such draw are solely at the Company's discretion. Also, under the expanded Dermagraft Joint Venture, Smith & Nephew will pay the Company $15 million, directly or through the Dermagraft Joint Venture, upon the earlier of (i) FDA approval for the marketing of Dermagraft in the treatment of diabetic foot ulcers or (ii) January 4, 1999 (see Note 15 to the consolidated financial statements).

     The Company currently believes it has sufficient funds, including those available under the equity line, from available borrowings and through its joint venture arrangements, to support its operations through 1998. To the extent necessary, further sources of funds may include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. There can be no assurance, however, that funds will be available when needed or on terms favorable to the Company, under existing arrangements or otherwise, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

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

FINANCIAL CONDITION

     Cash, cash equivalents and short-term investments as of December 31, 1997 decreased from December 31, 1996 reflecting the use of cash to fund operations, capital expenditures and to support the Dermagraft and Cartilage Joint Ventures, partially offset by proceeds of loans from Smith & Nephew and The Chase Manhattan Bank. The current portion of long-term debt and long-term debt increased by a total of $28.0 million from December 31, 1996 to December 31, 1997 reflecting such loans. Inventory at the end of 1997 increased significantly from 1996 to support the marketing of Dermagraft-TC and Dermagraft. The increase in property from year to year relates primarily to the expansion of the Company's manufacturing facility and related process equipment. The minority interest at December 31, 1997 reflects Smith & Nephew's interest in DermEquip (see Note 1 to the consolidated financial statements). The decrease in stockholders' equity from year to year principally reflects the loss from operations.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. Advanced Tissue Sciences believes that its internal systems are Year 2000 compliant or will be replaced in connection with previously planned upgrades to information systems prior to the need to comply with Year 2000 requirements. However, a number of the Company's customers and vendors may be affected by Year 2000 issues that require that they expend significant resources to modify or replace their existing systems.

OTHER INFORMATION

     THE DISCUSSIONS IN THIS ANNUAL REPORT ON FORM 10-K, PARTICULARLY THOSE RELATING TO STRATEGIC ALLIANCES (INCLUDING POTENTIAL REVENUES FROM CERTAIN EXISTING JOINT VENTURES), THE USE OF WORKING CAPITAL, THE SUFFICIENCY AND AVAILABILITY OF FUNDS TO SUPPORT OPERATIONS, AND COMMERCIALIZATION OF THE COMPANY'S PRODUCTS, ARE FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. NO ASSURANCE CAN BE GIVEN THAT THE COMPANY WILL SUCCESSFULLY COMPLETE CLINICAL TRIALS, OBTAIN U.S. FOOD AND DRUG ADMINISTRATION APPROVAL, SCALE UP MANUFACTURING PROCESSES, SUCCESSFULLY MARKET SUCH PRODUCTS, ACHIEVE THE MILESTONES REQUIRED TO RECEIVE ADDITIONAL FUNDING, OR ENTER INTO NEW STRATEGIC ALLIANCES. THESE AND OTHER RISKS ARE DETAILED IN THE COMPANY'S PUBLICLY AVAILABLE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997. THE FORWARD-LOOKING STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO THE RISKS AND RISK FACTORS DESCRIBED IN SUCH REPORTS.

                        ADVANCED TISSUE SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                          December 31,
                                                  ---------------------------
                                                      1997           1996
                                                  ------------   ------------
        ASSETS
Current assets:
  Cash and cash equivalents                        $    15,086    $    27,907
  Short-term investments                                 2,000         12,310
  Inventory                                              4,643          1,279
  Other current assets                                   1,395          2,548
                                                   -----------    -----------

     Total current assets                               23,124         44,044
Property - net                                          23,190          9,734
Patent costs - net                                       1,608          1,310
Other assets                                             2,538          1,413
                                                  ------------    -----------

     Total assets                                 $     50,460    $    56,501
                                                  ============    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt and
    capital lease obligations                     $      1,939    $        23
  Accounts payable                                         958          2,232
  Accrued expenses                                       7,011          5,805
                                                  ------------    -----------
     Total current liabilities                           9,908          8,060
Long-term debt and capital lease obligations            26,157             61
Other long-term liabilities                                245             --
Minority interest in consolidated subsidiary               184             --
                                                  ------------    -----------
     Total liabilities                                  36,494          8,121
                                                  ------------    -----------
Commitments and contingencies
   (Notes 8, 9 and 10)
Stockholders' equity:
  Preferred Stock, $.01 par value; 1,000,000
    shares authorized; none issued                          --             --
  Common Stock, $.01 par value; 100,000,000
    shares authorized; issued and outstanding,
    37,673,983 shares at December 31, 1997
    and 37,474,677 shares at December 31, 1996             377            375
  Additional paid-in capital                           189,679        188,006
  Accumulated deficit                                 (175,171)      (139,082)
                                                  ------------    -----------
                                                        14,885         49,299
  Less note received in connection with
    the sale of Common Stock                              (919)          (919)
                                                  ------------    -----------
    Total stockholders' equity                          13,966         48,380
                                                  ------------    -----------
    Total liabilities and stockholders' equity    $     50,460    $    56,501
                                                  ============    ===========

       See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   Year Ended December 31,
                                             ------------------------------------
                                                 1997        1996        1995
                                             ------------------------------------
Revenues:
  Product sales -
    Related parties                           $   1,190   $      --   $       --
    Others                                          976       1,018        1,177
  Contracts and fees -
    Related parties                              10,975      13,564        1,548
    Others                                           10          10          840
                                              ---------   ---------   ----------
    Total revenues                               13,151      14,592        3,565
                                              ---------   ---------   ----------
Costs and expenses:
  Research and development                       17,984      23,699       18,498
  Selling, general and administrative            14,773      10,911        6,115
  Professional and consulting                     2,941       3,378        1,897
  Cost of goods sold                              2,636       1,369        1,359
                                              ---------   ---------   ----------
    Total costs and expenses                     38,334      39,357       27,869
                                              ---------   ---------   ----------
Loss from operations before equity in
  losses of joint ventures                      (25,183)    (24,765)     (24,304)

Equity in losses of joint ventures              (11,990)         --           --
                                              ---------   ---------   ----------
Loss from operations                            (37,173)    (24,765)     (24,304)

Other income (expense):
  Interest income and other                       1,961       2,370        1,185
  Interest expense                                 (877)         (6)          (6)
                                              ---------   ---------   ----------
Net loss                                      $ (36,089)  $ (22,401)  $  (23,125)
                                              =========   =========   ==========
Basic and diluted loss per share              $    (.96)  $    (.61)  $     (.72)
                                              =========   =========   ==========
Weighted average number of common
  shares used in the computation of
  basic and diluted loss per share               37,548      36,556       32,266
                                              =========   =========   ==========

        See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                 Year Ended December 31,
                                            ------------------------------------
                                                1997         1996         1995
                                            -----------  -----------  ----------
Operating activities:
  Net loss                                   $ (36,089)   $ (22,401)  $ (23,125)
  Adjustments to reconcile net loss to cash
    used in operating activities:
     Depreciation and amortization               2,120        1,774       1,421
     Compensation or services paid in stock
      options or warrants                          438          976          55
     Equity in losses of joint ventures         11,990           --          --
     Other adjustments to net loss                 366           66         212
     Changes in assets and liabilities:
      Inventory                                 (3,364)        (761)        (57)
      Other current assets                       1,153       (1,032)         67
      Accounts payable                          (1,274)       1,049        (667)
      Accrued expenses                           1,206        1,783         842
                                             ---------    ---------   ---------
        Net cash used in operating
         activities                            (23,454)     (18,546)    (21,252)
                                             ---------    ---------   ---------
Investing activities:
  Purchases of short-term investments           (6,234)     (45,730)     (5,363)
  Maturities and sales of short-term
    investments                                 16,544       33,420      14,979
  Acquisition of property                      (15,567)      (3,104)     (1,476)
  Investment in joint ventures                 (11,040)          --          --
  Distributions from joint ventures                605           --          --
  Patent application costs                        (439)        (356)       (323)
  Other long-term assets                        (3,118)        (114)       (663)
                                             ---------    ---------   ---------
       Net cash provided by (used in)
        investing activities                   (19,249)     (15,884)      7,154
                                             ---------    ---------   ---------
Financing activities:
  Proceeds from borrowings                      28,000           --          --
  Payments of borrowings                           (38)         (12)        (10)
  Net proceeds from sale of equity                  --       40,253      19,515
  Options and warrants exercised                 1,675        3,167       1,105
  Other long-term obligations                      245           --          --
                                             ---------    ---------   ---------
       Net cash provided by financing
        activities                              29,882       43,408      20,610
                                             ---------    ---------   ---------
Net increase (decrease) in cash and cash
  equivalents                                  (12,821)       8,978       6,512
Cash and cash equivalents at beginning of
  year                                          27,907       18,929      12,417
                                             ---------    ---------   ---------
Cash and cash equivalents at end of year     $  15,086    $  27,907   $  18,929
                                             =========    =========   =========

         See accompanying notes to the consolidated financial statements.

                    ADVANCED TISSUE SCIENCES, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (IN THOUSANDS)


                                                   Additional                                Total
                                   Common Stock     Paid-In    Accumulated      Note     Stockholders'
                                -----------------
                                 Shares   Amount    Capital      Deficit     Receivable      Equity
                                -------- --------  ----------  ------------  ----------  -------------

Balance, December 31, 1994       30,569  $    306  $  121,600  $  (93,556)               $   28,350
  Sale of Common Stock            2,614        26      19,489                                19,515
  Options and warrants
   exercised                        703         7       2,017                $    (919)       1,105
  Options granted for services                 55                                                55
  Net loss                                                        (23,125)                  (23,125)
                                 ------  --------  ----------  ----------    ---------   ----------

Balance, December 31, 1995       33,886       339     143,161    (116,681)        (919)      25,900
  Sale of Common Stock            3,224        32      39,595                                39,627
  Warrants issued as commitment
   fee under equity line                                  875                                   875
  Valuation adjustment of
   Common Stock issued in
   private placement                                      626                                   626
  Warrants granted for services                           500                                   500
  Options and warrants
   exercised                        365         4       3,249                                 3,253
  Net loss                                                        (22,401)                  (22,401)
                                 ------  --------  ----------  ----------    ---------   ----------

Balance, December 31, 1996       37,475       375     188,006    (139,082)        (919)      48,380
  Options exercised                 199         2       1,673                                 1,675
  Net loss                                                        (36,089)                  (36,089)
                                 ------  --------  ----------  ----------    ---------   ----------

Balance, December 31, 1997       37,674  $    377  $  189,679  $ (175,171)   $    (919)  $   13,966
                                 ======  ========  ==========  ==========    =========   ==========

         See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. (the "Company") is a tissue engineering company utilizing its proprietary technology to develop and manufacture human-based tissue products for tissue repair and transplantation. The Company is focusing on the worldwide commercialization of skin, cartilage and cardiovascular products. The Company's leading therapeutic products are tissue engineered skin products for the temporary covering of severe and partial thickness burns, approved for marketing in the United States by the U.S. Food and Drug Administration (the "FDA"), and for the treatment of diabetic foot ulcers, for which the Company has filed an application with the FDA for marketing approval in the United States.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and DermEquip, L.L.C. ("DermEquip"), a limited liability company owned jointly with Smith & Nephew plc ("Smith & Nephew"). All intercompany accounts and transactions have been eliminated. The Company's other interests in joint ventures with Smith & Nephew are accounted for under the equity method (see Note 3).

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

Reclassification - Certain reclassifications have been made to prior year amounts to conform to the presentation for the year ended December 31, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Short-term Investments - Cash equivalents consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of three months or less at the date of acquisition. Cash equivalents were approximately $15,064,000 and $27,880,000 as of December 31, 1997 and 1996, respectively.
Short-term investments are valued on the basis of quoted market value and consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of one year or less but more than three months at the date of acquisition. Cash equivalents and short-term investments are stated at amortized cost, which approximates market value. As of December 31, 1997 and 1996, the Company's cash equivalents and short-term investments were classified as available-for-sale and consisted of (in thousands):

                                                        1997          1996
                                                     ----------    ----------
     Debt securities of U.S. Government agencies      $  2,002      $ 23,574
     United States treasury bills                        1,984         7,799
     Commercial paper                                       --         5,479
     Money market funds                                 13,078         3,353
                                                      --------      --------
     Total cash equivalents and short-term
       investments                                    $ 17,064      $ 40,205
                                                      ========      ========

These investments all mature in less than one year. There were no significant unrealized or realized gains or losses related to such securities during the years ended December 31, 1997 or 1996. In January 1998, the Company received $20 million from the sale of Common Stock to Smith & Nephew in conjunction with the expansion of the Dermagraft Joint Venture (see Note 15).

Inventory - Inventories are stated at the lower of cost, principally standard costs which approximate actual costs on a first-in, first-out basis, or market.

Property is recorded at cost and is depreciated using estimated useful lives which range from 3 to 10 years. For financial statement purposes, depreciation is generally computed using the straight-line method. For tax purposes, depreciation is generally computed by accelerated methods on allowable useful lives. Amortization of capitalized leases is included with depreciation expense. Costs related to the validation of new manufacturing facilities and equipment are capitalized prior to the assets being placed in service. In addition, interest is capitalized related to the construction of such assets. Such costs and capitalized interest are amortized over the estimated useful lives of the related assets. During 1997, $444,000 of interest expense was capitalized. No interest was capitalized in 1996 or 1995. Depreciation expense for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $2,077,000, $1,739,000 and $1,396,000, respectively.

Patents - The Company owns and has patents pending in the United States and abroad to protect the processes and products being developed by the Company. Direct patent application and maintenance costs related to patents issued are amortized over the estimated useful life of the patent, approximately 17 years. Such costs related to pending applications are deferred until the patent is issued or charged to operations at the time a determination is made not to pursue an application. Patents are presented net of accumulated amortization of approximately $213,000 and $170,000 as of December 31, 1997 and 1996, respectively. Patent application and maintenance costs related to licensing agreements are expensed as incurred.

Industry Segment and Geographic Information - The Company operates in a single industry segment - the development and commercialization of human-based tissue products for tissue repair and transplantation. Export sales of the Company's laboratory testing kits (see Note 4), principally to Europe and Asia, totaled approximately $621,000 and $622,000 in the years ended December 31, 1996 and 1995, respectively. During the year ended December 31, 1997, international sales have been through the Dermagraft Joint Venture (see Note 3). The Company has no foreign operations.

Revenue Recognition - Revenues from product sales to third parties are recognized when products are shipped. Revenues from product sales to related parties (see Note 3) are recognized at such time as the related party is contractually obligated to purchase the product, generally upon the completion of manufacture. Such product sales to the Dermagraft Joint Venture are equal to the Company's cost. Revenues under collaborative research agreements are recognized over the period specified in the related agreement. Revenues from government grants are recognized based on the performance requirements of the grant or as the grant expenditures are incurred. Expenses related to such agreements and grants are classified as research and development expenses.

Major Customers - During 1997, the Dermagraft Joint Venture purchased substantially all of the Company's production of Dermagraft as reflected under product sales to related parties in the statement of operations (see Note 3). The Company also had four unaffiliated customers whose individual purchases represented at least 10% of product sales. These customers accounted for 28%, 18%, 17% and 12% of the Company's sales in the year ended December 31, 1997.

Research and Development Costs are expensed as incurred. Such costs include proprietary research and development activities and expenses associated with collaborative research agreements.

Basic and Diluted Loss Per Share - As required, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("FAS No. 128") for the year ended December 31, 1997. FAS No. 128 changes the method used to calculate earnings per share and requires the restatement of all prior periods reported. Under FAS No. 128, the Company is required to present basic and diluted earnings per share if applicable. Basic earnings per share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per share include the weighted average number of shares outstanding and give effect to potentially dilutive common shares such as options and warrants outstanding.

Both the basic and diluted loss per share for the years ended December 31, 1997, 1996 and 1995 are based on the weighted average number of shares of Common Stock outstanding during the periods. Potentially dilutive securities include options and warrants outstanding (see Notes 11 and 12) and debt convertible into Common Stock (see Note 8); however, such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per share for any of the periods presented and none of the prior periods presented were required to be restated.

In January 1998, Smith & Nephew acquired 1,533,115 shares of Common Stock in conjunction with an expansion of the Dermagraft Joint Venture. As the transaction occurred subsequent to the end of the fiscal year, it is not reflected in the calculation of the basic and diluted loss per share for any of the periods presented. See Note 15.

Stock Options - As permitted under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), the Company follows Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for outstanding stock options and warrants. Under APB Opinion No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company's stock over the exercise price on the date of grant and does not require the recognition of compensation expense for stock issued under plans defined as noncompensatory. Adoption of FAS No. 123 requires recognition of compensation expense for virtually all options based on their computed "fair value" on the date of grant. See Note 12.

New Accounting Standards - In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Segment Information." Both of these standards are effective for fiscal years beginning after December 15, 1997. FAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company believes that comprehensive income or loss will not be materially different than net income or loss. FAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in FAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. As stated above, the Company believes it operates in one business and operating segment and that adoption of these standards will not have a material impact on the Company's financial statements.

NOTE 3 - STRATEGIC ALLIANCES

In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft(R), the Company's tissue engineered dermal skin replacement for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). Upon signing, Smith & Nephew paid an up front fee of $10 million and agreed to pay the Company up to an additional $60 million on the achievement of certain milestones. Smith & Nephew is a worldwide healthcare company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue. The companies are sharing equally in the expenses and revenues of the Dermagraft Joint Venture effective January 1, 1997. During the year ended December 31, 1997, the Company recognized $7,041,000 in contract revenues for research and development, marketing and other activities performed for the Dermagraft Joint Venture. In addition, during the year ended December 31, 1997, the Company sold the Dermagraft Joint Venture $1,190,000 of Dermagraft product, which was equal to the Company's cost of goods sold for such product. See Note 15 regarding the expansion of the Dermagraft Joint Venture in January 1998.

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The Cartilage Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew began sharing equally in Cartilage Joint Venture revenues and expenditures. During the years ended December 31, 1997, 1996 and 1995, the Company recognized $3,934,000, $3,564,000 and $1,548,000, respectively, in contract revenues for research and development activities performed for the Cartilage Joint Venture.

The results of operations of the joint ventures for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                    1997           1996           1995
                                ------------   ------------   ------------
Dermagraft Joint Venture
------------------------
   Net sales                     $       36     $      --      $      --
   Cost of good sold                    824            --             --
   Net loss                         (17,840)      (10,000)            --

   Current assets                       373            --             --
   Non-current assets                   304            --             --
   Current liabilities                3,737            --             --
   Partners' capital                 (3,060)           --             --

Cartilage Joint Venture
-----------------------
   Net loss                      $   (7,150)    $  (6,889)     $  (3,034)

   Current assets                        79            82            883
   Non-current assets                   591           717            165
   Current liabilities                  535         1,554            513
   Partners' capital                    135          (755)           535

NOTE 4 - IN VITRO LABORATORY TESTING BUSINESS

In October 1996, the Company closed its In Vitro Laboratory Testing ("IVLT") business to focus all of its resources on its therapeutic programs. Although the Company was a leader in the in vitro testing business and continuously broadened applications of it products, the market for in vitro laboratory testing products was evolving too slowly for the Company to continue to devote its resources to this business. The statement of operations for the year ended December 31, 1996 includes charges of approximately $1.0 million for costs associated with the closure of the IVLT business (substantially all of which are reflected in selling, general and administrative expenses). Exclusive of these charges, costs associated with operations of the IVLT business were $2,528,000 and $2,913,000 for the years ended December 31, 1996 and 1995, respectively.

NOTE 5 - INVENTORIES

Inventories consist of the following components as of December 31, 1997 and 1996 (in thousands):

                                              1997               1996
                                          ------------       ------------

     Raw materials and supplies            $   3,295          $     727
     Work-in-process                             347                552
     Finished goods                            1,001                 --
                                           ---------          ---------
                                           $   4,643          $   1,279
                                           =========          =========

NOTE 6 - PROPERTY

The major classes of property as of December 31, 1997 and 1996 are as follows (in thousands):

                                              1997               1996
                                          ------------       ------------
     Equipment                             $   11,645         $    8,763
     Furniture and fixtures                       586                578
     Leasehold improvements                     6,254              5,972
     Equipment under capital leases               110                116
     Construction in progress                  12,689                555
                                           ----------         ----------
                                               31,284             15,984
     Less accumulated depreciation
       and amortization                        (8,094)            (6,250)
                                           ----------         ----------
     Net property                          $   23,190         $    9,734
                                           ==========         ==========

Construction in progress primarily relates to an expansion of the Company's manufacturing facilities and related process equipment that was placed in service in January 1998.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses as of December 31, 1997 and 1996 consisted of (in thousands):

                                              1997               1996
                                          ------------       ------------
     Salaries and benefits                  $  2,606           $  2,173
     Sponsored research                        1,562                915
     Dermagraft Joint Venture                    683                 --
     Clinical studies                            667              1,245
     Professional fees                           285                396
     Product and process engineering             159                139
     Other                                     1,049                937
                                            --------           --------
                                            $  7,011           $  5,805
                                            ========           ========

NOTE 8 - LONG-TERM DEBT

In August 1997, DermEquip entered into a term loan agreement with The Chase Manhattan Bank to borrow up to $16 million (the "Chase Loan") through June 1998. As of December 31, 1997, DermEquip had borrowed $14.6 million under the Chase Loan. The Chase Loan bears interest payable quarterly at the 90-day London Interbank Offered Rate ("LIBOR") plus 1/4 percent. Principal is payable in equal quarterly installments beginning in June 1998 through June 2004. DermEquip's obligations with respect to the Chase Loan are jointly and severally guaranteed by Smith & Nephew and the Company. The guaranties are secured by DermEquip's assets, having a carrying value of $16,172,000 as of December 31, 1997, and by each company's interest in DermEquip.

In March 1997, the Company borrowed $10 million from Smith & Nephew pursuant to a commitment as a part of the agreement to form the Dermagraft Joint Venture (see Note 3). The loan is unsecured and bears interest at 90-day LIBOR plus 4% and is due on the earlier of (i) March 2000 or (ii) the date on which the Company no longer has an ownership interest in the Dermagraft Joint Venture. At the option of the Company, the loan may be paid in cash or Common Stock valued at the then current fair market value.

During 1997, the Company borrowed $3.4 million from Smith & Nephew pursuant to a commitment as a part of the agreement to form the Cartilage Joint Venture (see Note 3). Under the terms of that joint venture agreement, the Company may borrow up to a total of $10 million. The loan is unsecured and bears interest at 90-day LIBOR plus 4% and is due on the earlier of (i) June 2000 or (ii) the date on which the Company no longer has an ownership interest in the Cartilage Joint Venture.

Debt and capital lease obligations as of December 31, 1997 and 1996 were as follows (in thousands):

                                                1997             1996
                                            ------------     ------------
     Chase Loan                              $  14,600        $      --
     Smith & Nephew notes:
        Dermagraft Joint Venture                10,000               --
        Cartilage Joint Venture                  3,400               --
     Obligations under capital leases               96               84
     Less current portion                       (1,939)             (23)
                                             ---------        ---------
                                             $  26,157        $      61
                                             =========        =========

Maturities of long-term debt and capital lease obligations over the next five years are $1,939,000 in 1998, $2,582,000 in 1999, $15,987,000 in 2000,
$2,588,000 in 2001, $2,560,000 in 2002 and $2,440,000 thereafter.  As substantially all of the Company's debt carries interest at variable rates, the fair market value of such instruments is estimated to approximate their carrying value.

NOTE 9 - LEASE COMMITMENTS

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

The Company also leases two other facilities for manufacturing, research and administration. One lease has a two-year term and expires in July 1998; however, the Company has options to extend the term of the lease for up to one year. The lease includes the operating costs for the facility and provides for a 4% annual rent increase. The other lease has a five-year term and expires in January 2002. The lease provides that the Company will pay rent, which increases 4% annually, as well as the operating costs of the leased facility.

In October 1997, the Company entered into a 15-year lease agreement for additional research and administrative space. The facility is currently being constructed and the lease is expected to begin on the completion of construction in late 1998 or early 1999. The lease provides for a 4% annual rent increase during the first five years, 3% during the second five years and 2.5% during the final five years. Under the lease, the Company will also be responsible for all operating costs. The Company also has options to extend the term of the lease for two five-year periods.

The following is a summary of the annual future minimum operating lease commitments as of December 31, 1997. It includes the projected lease commitments for the Company's new research and administration facility based on the facility's estimated cost and expected occupancy date. These commitments may vary based on the actual costs and occupancy date.

                                             CAPITAL         OPERATING
                                             LEASES           LEASES
                                          ------------     ------------
                                                 (in thousands)
     Year Ending December 31:
       1998                                $      36        $    3,392
       1999                                       36             5,384
       2000                                       36             5,083
       2001                                       30             3,687
       2002                                       --             3,618
     Thereafter                                   --            46,653
                                           ---------        ----------
     Total minimum lease payments                138        $   67,817
                                                            ==========
     Less amount representing interest           (42)
                                           ---------
     Present value of net minimum
       lease payments                      $      96
                                           =========

Rental expense charged to operations under operating leases for facilities and equipment for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $3,412,000, $2,778,000 and $1,982,000, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Under agreements with several universities, the Company has entered into commitments to sponsor research for a minimum of $1.0 million in 1998. In addition, the Company has been awarded a $2 million grant by the National Institute of Standards and Technology under their Advanced Technology program to support the development of tissue engineered vascular grafts over a three-year period. The grant requires the Company to meet certain minimum levels of program funding in order to receive the grant funding. In addition, the second and third years of funding will be contingent on the availability of funds from Congress, subject to satisfactory performance by the Company and at the sole discretion of the National Institute of Standards and Technology.

The Company is also responsible for patent application costs and associated maintenance fees related to inventions under certain licensing agreements. The Company seeks to protect its proprietary technology through the use of various aspects of United States and foreign patent law and contractual arrangements. The Company owns 25 United States patents and has patent applications pending both in the United States and internationally. However, there can be no assurance that the Company's patents or patent applications will afford protection against competitors with similar technology, nor can there be any assurance that the Company's present patents will not be infringed upon or designed around by others. Substantial costs could be incurred to protect against infringement or defend the Company's patents and licensed patents.

Under the terms of its joint venture agreements, the Company has agreed to fund its share of the costs of the Dermagraft and Cartilage Joint Ventures. See Notes 3 and 15.

NOTE 11 - CAPITAL STOCK

As of December 31, 1997, the Company had 8,318,751 shares of Common Stock reserved for issuance under options and warrants. See Note 15 regarding additional shares of Common Stock issued subsequent to December 1997.

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

In February 1996, the Company entered into an investment agreement (the "Investment Agreement") with a newly formed investment group for an equity line which allows the Company to access up to $50 million through sales of its Common Stock. Subject to certain minimum requirements, the equity line will remain available until February 1999 (see Note 15). The decision to draw any funds under the Investment Agreement and the timing of any such draw are solely at the Company's discretion.

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

NOTE 12 - EMPLOYEE BENEFIT PLANS

At the 1997 Annual Meeting of Stockholders, the 1997 Stock Incentive Plan (the "1997 Plan") was approved. The 1997 Plan makes an additional 3,000,000 shares of Common Stock, or up to a maximum of 7,450,000 shares, available for grant. Upon adoption of the 1997 Plan, shares granted under outstanding options and available for grant under the 1992 Stock Option/Stock Issuance Plan (the "1992 Plan") were transferred to the 1997 Plan. All outstanding options under the 1992 Plan will continue to be governed by the terms and conditions of the existing option agreements for those grants.

The 1997 Plan provides for the grant of incentive stock options, non-qualified stock options and stock issuances to employees and consultants and automatic 50,000-share grants to non-employee directors. At December 31, 1997, a total of 6,859,111 shares were outstanding under options or available for grant under the 1997 Plan. The Company has elected to continue to account for its employee stock option plans under APB Opinion No. 25 rather than adopt FAS No. 123 (see Note 2).

Under the 1997 Plan, all employees are granted stock options on their date of employment and on promotion. The number of shares granted is based on the employee's position and responsibilities. The options granted generally become exercisable in equal annual amounts over five years. The options generally have a term of ten years as long as the employee remains in the service of the Company. The Company also began to make annual grants to employees in 1997. Directors receive an automatic grant of 50,000 shares upon joining the Board and generally every third year thereafter. The options generally are immediately exercisable, become vested in equal annual amounts over three years and have a term of ten years assuming continued service on the Board.

In addition to the 1997 Plan, the Company has issued options and warrants to directors, consultants, employees and others as compensation for services. These options vest and are exercisable over a variety of periods as determined by the Company's Board of Directors.

The following table summarizes activity under the 1997 Plan and for other options and warrants for Common Stock for the years ended December 31, 1997, 1996 and 1995:


                                           1997 Plan                Other Options and Warrants
                                 ------------------------------   ------------------------------
                                                   Weighted                        Weighted
                                    Number       Average Price       Number      Average Price
                                   of Shares       Per Share        of Shares      Per Share
                                 -------------  ---------------   ------------- ----------------
Outstanding, December 31, 1994     2,296,348        $ 6.37           1,898,334      $ 5.04
  Granted                            304,925        $ 7.95             235,299      $ 8.39
  Exercised                         (112,783)       $ 8.25            (590,000)     $ 1.85
  Canceled                          (170,975)       $10.05             (83,334)     $ 6.00
                                 -----------                       -----------

Outstanding, December 31, 1995     2,317,515        $ 6.28           1,460,299      $ 6.81
  Granted                          1,660,450        $14.05             275,000      $10.50
  Exercised                          (99,290)       $ 8.87            (265,659)     $ 8.61
  Canceled                          (104,974)       $ 8.10                  --          --
                                 -----------                       -----------

Outstanding, December 31, 1996     3,773,701        $ 9.58           1,469,640      $ 7.18
  Granted                            691,885        $13.82                  --          --
  Exercised                         (189,306)       $ 8.75             (10,000)     $ 1.69
  Canceled                          (161,130)       $11.48                  --          --
                                 -----------                       -----------

Outstanding, December 31, 1997     4,115,150        $10.26           1,459,640      $ 7.21
                                 ===========                       ===========

The weighted average fair value of options granted was $10.09, $9.60 and $5.29 under the 1997 Plan in 1997, 1996 and 1995, respectively, and $5.00 and $4.05 for other options and warrants in 1996 and 1995, respectively. Included in other options and warrants granted during 1996 is a warrant issued to an investment group exercisable for 175,000 shares of Common Stock at an exercise price of $10.50 per share as a commitment fee for keeping the equity line available (see Note 11). In addition, as a fee for consulting services, the Company also issued a warrant exercisable for 100,000 shares of Common Stock at an exercise price of $10.50 per share in 1996.

The following table summarizes by price ranges the number of shares, weighted average exercise price and weighted average remaining life (in years) of options and warrants exercisable and outstanding as of December 31, 1997.


                                 Exercisable                      Total Outstanding
                     ----------------------------------  ----------------------------------
                       Number of    Weighted Average       Number of    Weighted Average
                                 ----------------------               ---------------------
  Price Range           Shares   Exercise Price   Life      Shares    Exercise Price  Life
---------------      ----------- --------------  ------  ------------ -------------- ------
1997 Plan:
  $1.69                 775,000      $ 1.69       1.5       775,000       $ 1.69      1.5
  $3.25 - 3.63           51,540      $ 3.10       2.2        51,540       $ 3.55      2.2
  $4.13 - 5.75          126,478      $ 4.84       4.8       164,085       $ 5.01      5.4
  $5.88 - 8.63          189,735      $ 8.01       5.2       261,115       $ 7.91      5.6
  $8.75 - 13.00         578,680      $10.26       5.7       954,500       $10.67      7.0
  $13.06 - 18.50        359,877      $14.42       8.0     1,899,610       $14.46      8.5
  $19.63                  1,860      $19.63       8.8         9,300       $19.63      8.8
                      ---------                           ---------
   Total 1997 Plan    2,083,170      $ 7.09       6.0     4,115,150       $10.26      7.7
                      =========                           =========
Other Options and
  Warrants:
  $1.47 - 1.67          300,000      $ 1.57       0.5       300,000       $ 1.57      0.5
  $4.50                  10,000      $ 4.50       2.7        10,000       $ 4.50      2.7
  $8.11 - 10.50       1,149,640      $ 8.71       5.0     1,149,640       $ 8.71      5.0
                      ---------                           ---------
   Total Other        1,459,640      $ 7.21       4.8     1,459,640       $ 7.21      4.8
                      =========                           =========

The following table reflects the Company's pro forma net loss and basic and diluted loss per share for the years ended December 31, 1997, 1996 and 1995 had the expense provisions of FAS No. 123 been implemented (in thousands except per share amounts):


                                          1997         1996         1995
                                       ----------   ----------   ----------
     Net loss:
       As reported                     $ (36,089)   $ (22,401)   $ (23,125)
       Pro forma                         (43,224)     (27,971)     (24,574)

     Basic and diluted loss per share:
       As reported                     $    (.96)   $    (.61)   $    (.72)
       Pro forma                           (1.15)        (.77)        (.76)

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the above pro forma information may not be representative of that to be expected in future years.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants made under the 1997 Plan in 1997 and 1996:
(i) risk-free interest rates of 6.1% to 6.7% for 1997 and 5.3% for 1996; (ii) expected lives of four to nine years for 1997 and seven years for 1996; and
(iii) volatility of 63% to 64% for 1997 and 64% for 1996. The estimated value of warrants issued in 1996 for services was based on the value of the services rendered. The Black-Scholes option pricing model was also used to estimate value of other options and warrants issued in 1995 with the following weighted average assumptions used: (i) risk-free interest rate of 5.9%; (ii) expected life of two years; and (iii) volatility of 64%. It is assumed that no dividends are paid on the stock.

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

NOTE 13 - INCOME TAXES

The Company has federal and California net operating loss carryforwards of approximately $170 million and $25 million, respectively, as of December 31, 1997. The difference between the federal and California operating tax loss carryforwards principally results from a fifty percent limitation on California loss carryforwards, the Company not having operations in California until late 1989 and the capitalization of certain research and development expenses for California purposes. As of December 31, 1997, the Company also has federal and California research and development tax credit carryforwards of approximately $4.8 million and $1.8 million, respectively, and has California manufacturer's investment tax credit carryforwards of approximately $502,000. The federal net operating loss and research and development tax credit carryforwards will begin expiring in 2000 and 2001, respectively, and the California research and development tax credit carryforwards and the California manufacturer's investment tax credit carryforwards will begin expiring in 2004, unless previously utilized. California net operating loss carryforwards of approximately $14 million expired in 1997, and $5.3 million and $5.4 million will expire in 1998 and 1999, respectively, if not previously utilized.

Utilization of future net operating loss carryforwards could be limited if certain cumulative changes in the Company's ownership were to occur. Included in the federal net operating loss carryforwards, and subject to an annual limitation, are approximately $5 million of losses related to an acquisition.

Net deferred tax assets have been completely offset by a valuation allowance as realization of the deferred tax assets is uncertain. During the year ended December 31, 1997, the valuation allowance increased by $14,124,000. Significant components of the Company's net deferred tax assets as of December 31, 1997 and 1996 are as follows (in thousands):


                                                     1997             1996
                                                 ------------     ------------
     Deferred tax assets:
      Net operating loss carryforwards            $   60,920       $   48,409
      Tax credit carryforwards                         6,303            5,200
      Capitalized research and development             4,472            3,771
      Other                                            1,198            1,271
                                                  ----------       ----------
        Total deferred tax assets                     72,893           58,651
                                                  ----------       ----------
     Deferred tax liabilities:
      Patent expense                                    (657)            (539)
                                                  ----------       ----------
        Total deferred tax liability                    (657)            (539)
                                                  ----------       ----------
     Net deferred tax assets before
       valuation allowance                            72,236           58,112
     Valuation allowance                             (72,236)         (58,112)
                                                  ----------       ----------
     Net deferred tax assets                      $       --       $       --
                                                  ==========       ==========

Approximately $6.8 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when and if recognized, will be allocated directly to additional paid-in capital.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

The following summarizes the significant non-cash investing and financing activities of the Company and provides other supplemental cash flow information.

Non-cash financing and investing activities during the year ended December 31, 1997 included the financing of $50,000 of equipment through capital leases. During the year ended December 31, 1996, non-cash financing and investing activities included the issuance of warrants exercisable for Common Stock as a commitment fee and for consulting services, and the financing of $60,000 of equipment through a capital lease. The commitment fee of 1.75% of the equity line (see Note 11), or $875,000, was negotiated between the Company and the investment group providing the equity line and represents the estimated fair value of the warrant. The warrant granted for consulting services has been valued at an estimated fair market value of $500,000 representing the estimated fair market value of the services to be provided as negotiated between the parties. The value of the warrants is being amortized over the commitment period and over the period the services were provided. Other non-cash activities have involved the issuance of compensatory stock options to employees and consultants (see Note 12).

Net cash from operating activities reflects cash payments for interest expense of approximately $868,000, $6,000 and $6,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 15 - SUBSEQUENT EVENTS

Expansion of Strategic Alliance

In January 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin wounds. See Note 3. The Company retained the exclusive right to market Dermagraft-TC(R), a temporary covering for full and partial thickness burns, in the United States, while the Dermagraft Joint Venture has the right to market Dermagraft-TC for other skin wounds in the United States. As a part of the agreement to expand the Dermagraft Joint Venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of the Company's Common Stock at approximately $13.05 per share in January 1998. In addition to the equity investment, Smith & Nephew will pay the Company $15 million, directly or through the Dermagraft Joint Venture, upon the earlier of (i) FDA approval for the marketing of Dermagraft in the treatment of diabetic foot ulcers or (ii) January 4, 1999. Smith & Nephew also agreed to pay, directly or through the Dermagraft Joint Venture, up to an additional $76 million on the achievement of certain milestones related to product approvals and reimbursement, and based on worldwide product sales.

In the expanded joint venture, the Company and Smith & Nephew will continue to share equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and Dermagraft-TC in the treatment of ulcers and pressure sores. The Company will continue to manufacture and Smith & Nephew will continue to market and sell the joint venture products.

Equity Line Extension

In February 1998, the Company extended the Investment Agreement providing for a $50 million equity line until February 1999 (see Note 11). In connection with the extension, the Company granted the investment group a warrant to purchase 50,000 shares of Common Stock at an exercise price of $14.00 per share.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Advanced Tissue Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Tissue Sciences, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Tissue Sciences, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                           ERNST & YOUNG LLP

San Diego, California
February 3, 1998

                           DERMAGRAFT JOINT VENTURE

                            COMBINED BALANCE SHEETS
                                (IN THOUSANDS)


                                                     December 31,
                                              -------------------------
                                                  1997          1996
                                              -----------   -----------
       ASSETS
Current assets:
  Cash                                         $     12      $      --
  Inventory                                         361             --
                                               --------      ---------
    Total current assets                            373             --
  Property - net                                    160             --
  Organization costs                                144             --
                                               --------      ---------
    Total assets                               $    677      $      --
                                               ========      =========
   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Payable to partners and affiliates           $  3,609      $      --
  Accounts payable                                   35             --
  Accrued expenses                                   93             --
                                               --------      ---------
    Total current liabilities                     3,737             --

Partners' capital                                (3,060)            --
                                               --------      ---------

    Total liabilities and partners' capital    $    677      $      --
                                               ========      =========


         See accompanying notes to the combined financial statements.

                           DERMAGRAFT JOINT VENTURE

                       COMBINED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)


                                                             April 29, 1996
                                           Year Ended        (inception) to
                                          December 31,         December 31,
                                              1997                 1996
                                        ----------------    ----------------
Product sales                            $         36         $         --
                                         ------------         ------------
Operating expenses:
  Research and development                      5,118                   --
  Selling, general and administrative          11,204                   --
  Cost of goods sold                              824                   --
                                         ------------         ------------
    Total operating expenses                   17,146                   --
                                         ------------         ------------
Loss from operations                          (17,110)                  --

Other income (expense):
  Interest income                                 108                   --
  Interest charges from related parties          (454)                  --
  License fee to related party                     --              (10,000)
  Other income (expense)                         (384)                  --
                                         ------------         ------------
Net loss                                 $    (17,840)        $    (10,000)
                                         ============         ============



        See accompanying notes to the combined financial statements.

                           DERMAGRAFT JOINT VENTURE

                       COMBINED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                              April 29, 1996
                                             Year Ended       (inception) to
                                            December 31,       December 31,
                                               1997                1996
                                          ----------------  -----------------
Operating activities:
  Net loss                                 $    (17,840)     $     (10,000)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Depreciation                                     3                 --
     Other adjustments to net loss                    6                 --
     Changes in assets and liabilities:
       Inventory                                   (361)                --
       Accounts payable                              35                 --
       Payable to partners and affiliates         3,609                 --
       Accrued expenses                              93                 --
                                           ------------      -------------
         Net cash used in operating
           activities                           (14,455)           (10,000)
                                           ------------      -------------
  Investing activities:
     Acquisition of property                       (163)                --
                                           ------------      -------------
Financing activities:
     Contributions from partners                 15,284             10,000
     Distributions to partners                     (654)                --
                                           ------------      -------------
         Net cash provided by financing
           activities                            14,630             10,000
                                           ------------      -------------
Net increase in cash                                 12                 --
Cash at beginning of year                            --                 --
                                           ------------      -------------
Cash at end of year                        $         12      $          --
                                           ============      =============


      See accompanying notes to the combined financial statements.

                           DERMAGRAFT JOINT VENTURE

                   COMBINED STATEMENTS OF PARTNERS' CAPITAL
                                (IN THOUSANDS)


                                          Advanced
                                           Tissue         Smith &
                                       Sciences, Inc.    Nephew plc     Total
                                      ----------------  ------------  ---------
From April 29, 1996 (inception) to
 December 31, 1996
   Capital contributions                                $   10,000    $  10,000
   Net loss                                                (10,000)     (10,000)
                                                        ----------    ---------
Balance, December 31, 1996                                      --           --
   Capital contributions              $      7,780           7,746       15,526
   Capital distributions                      (390)           (356)        (746)
   Net loss                                 (8,920)         (8,920)     (17,840)
                                      ------------      ----------    ---------
Balance, December 31, 1997            $     (1,530)     $   (1,530)   $  (3,060)
                                      ============      ==========    =========


         See accompanying notes to the combined financial statements.

                           DERMAGRAFT JOINT VENTURE

                  NOTES TO THE COMBINED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. ("Advanced Tissue Sciences") and Smith & Nephew plc ("Smith & Nephew") entered into a fifty-fifty joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft(R), a tissue engineered dermal replacement, for the treatment of diabetic foot ulcers in April 1996. Advanced Tissue Sciences is a tissue engineering company utilizing its proprietary core technology to develop and manufacture living human tissue products for tissue repair and transplantation. Smith & Nephew is a worldwide healthcare company with extensive sales and distribution capabilities. It develops, manufactures and markets a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue. The Dermagraft Joint Venture became responsible for the further development and commercialization of Dermagraft for diabetic foot ulcers effective January 1, 1997. Dermagraft was introduced in the United Kingdom, Canada and several other European countries in late 1997. Dermagraft for diabetic foot ulcers has been submitted for marketing approval to the U.S. Food and Drug Administration
(the "FDA") and to regulatory authorities in several other countries. References herein to Advanced Tissue Sciences and Smith & Nephew include their subsidiaries and certain affiliates.

Principles of Combination - The combined financial statements include the accounts of Dermagraft U.S. and Dermagraft International, which are Delaware general partnerships formed between subsidiaries of Advanced Tissue Sciences and Smith & Nephew, and the revenues and expenses of Advanced Tissue Sciences, Smith & Nephew and their affiliates associated with the worldwide commercialization of Dermagraft for diabetic foot ulcers. All intercompany accounts and transactions have been eliminated.

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

Dependence on Certain Suppliers - The mesh framework used in the manufacture of Dermagraft is sourced from a single manufacturer. Any significant supply interruption would adversely affect product manufacturing. In addition, an uncorrected impurity or supplier's variation in raw material, either unknown or incompatible with the manufacturing process, could have a material adverse effect on the manufacture of the product.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories are valued at the lower of cost or market using the first-in, first-out method. The Dermagraft Joint Venture, under contractual obligation, purchases product at cost from Advanced Tissue Sciences.

Property is recorded at cost and depreciation is calculated on a straight-line basis using an estimated useful life of five years.

Organization costs are being amortized over a five-year period.

Revenue/Expense Recognition - Revenues from product sales are recognized when products are shipped to the customer. Research and development costs are expensed as incurred.

NOTE 3 - INVENTORIES

Inventories consist of the following components as of December 31, 1997 (in thousands):

                                                 1997
                                             ------------
     Work-in-process                           $    288
     Finished goods                                  73
                                               --------
                                               $    361
                                               ========
NOTE 4 - PROPERTY

The following is a summary of property and accumulated depreciation as of December 31, 1997 (in thousands):

                                                 1997
                                             ------------
     Equipment, at cost                        $    163
     Less accumulated depreciation                   (3)
                                               --------
     Net property                              $    160
                                               ========

Depreciation expense charged to operations was $3,000 in 1997.

NOTE 5 - RELATED PARTY TRANSACTIONS

Under the joint venture agreements, Advanced Tissue Sciences is manufacturing and Smith & Nephew is selling and marketing Dermagraft for the Dermagraft Joint Venture. In addition, Advanced Tissue Sciences and Smith & Nephew are providing research, development and administrative services to the Dermagraft Joint Venture. All such expenses are reflected in the combined financial statements at their estimated cost. The Dermagraft Joint Venture also pays the partners interest on the use of their working capital in support of the joint venture's operations. The following table summarizes related party revenues and expenses for the year ended December 31, 1997 (in thousands):


                                             Advanced            Smith
                                          Tissue Sciences      & Nephew
                                          ---------------    ------------
     Sales                                  $       --         $     36
     Cost of good sold                             824               --
     Research and development                    4,476              642
     Selling, general and administrative         2,750            7,101

Upon entering into the Dermagraft Joint Venture in April 1996, Smith & Nephew agreed to pay Advanced Tissue Sciences an up front fee of $10 million. This fee was funded through a capital contribution to the Dermagraft Joint Venture by Smith & Nephew and paid by the joint venture to Advanced Tissue Sciences. Under the joint venture agreements, the $10 million expense is allocated to Smith & Nephew's capital account. As the Dermagraft Joint Venture did not begin operations until January 1, 1997, the $10 million fee represents the only activity in the Dermagraft Joint Venture from April 29, 1996 (inception) to December 31, 1996 (see Note 1). Smith & Nephew has also agreed to pay up to an additional $60 million on the achievement of certain milestones related to product approval, gaining product reimbursement and on attaining specific sales milestones. These milestones, if achieved, are to be funded and paid to Advanced Tissue Sciences either directly by Smith & Nephew or through the Dermagraft Joint Venture in the same manner as the up front fee.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The Joint Venture's non-cash investing and financing activities for the year ended December 31, 1997 included $144,000 in organization costs and $98,000 in interest charges contributed as capital by the partners and $92,000 in payables treated as a distribution of capital to the partners during 1997.

NOTE 7 - SUBSEQUENT EVENTS

In January 1998, Advanced Tissue Sciences and Smith & Nephew expanded the Dermagraft Joint Venture to include, with certain exceptions, any products using Advanced Tissue Sciences' technology for the medical care and treatment of skin tissue wounds, such as pressure and venous ulcers, burns and skin tissue defects. See Note 1. Advanced Tissue Sciences retained the exclusive right to market Dermagraft-TC(R), a temporary covering for full and partial thickness burns, in the United States, while the Dermagraft Joint Venture has the right to market Dermagraft-TC for other skin wounds in the United States.

As part of the agreement to expand the Dermagraft Joint Venture, Smith & Nephew will pay Advanced Tissue Sciences $15 million, directly or through the Dermagraft Joint Venture, upon the earlier of (i) FDA approval for the marketing of Dermagraft in the treatment of diabetic foot ulcers or (ii) January 4, 1999. Smith & Nephew also agreed to pay, directly or through the Dermagraft Joint Venture, up to an additional $76 million on the achievement of certain milestones related to product approvals and reimbursement, and based on worldwide product sales.

In the expanded joint venture, Advanced Tissue Sciences and Smith & Nephew will continue to share equally in the expenses and revenues of the Dermagraft Joint Venture, except Advanced Tissue Sciences has agreed to fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and Dermagraft-TC in the treatment of venous ulcers and pressure sores. Advanced Tissue Sciences will continue to manufacture and Smith & Nephew will continue to market and sell the joint venture's products.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
ATS Dermagraft, Inc. and Smith & Nephew SNATS, Inc.

We have audited the accompanying combined balance sheets of the Dermagraft Joint Venture as of December 31, 1997 and 1996, and the related combined statements of operations, partners' capital and cash flows for the year ended December 31, 1997 and for the period April 29, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Dermagraft Joint Venture at December 31, 1997 and 1996, and the combined results of its operations and its cash flows for the year ended December 31, 1997 and for the period April 29, 1996 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.



                                                           ERNST & YOUNG LLP

San Diego, California
February 27, 1998