Form 10-Q
period 1998-03-31
ADVANCED TISSUE SCIENCES INC
filed 1998-05-11
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   ---------


     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                     OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO _________


                       COMMISSION FILE NUMBER:  0-016607


                        ADVANCED TISSUE SCIENCES, INC.
              (Exact name of registrant as specified in charter)

                               ----------



               Delaware                                     14-1701513
      -------------------------------                   -------------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

10933 North Torrey Pines Road, La Jolla, California               92037
---------------------------------------------------             ----------
     (Address of principal executive offices)                   (Zip Code)

    Registrant's telephone number, including area code:  (619) 450-5730

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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at April 30, 1998 was 39,323,373.

                        ADVANCED TISSUE SCIENCES, INC.

                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998



                                     INDEX
                                     -----

                                                                         Page
                                                                         ----
Part I - Financial Information
------------------------------

  Item 1 - Financial Statements

           Introduction to the Financial Statements                        1

           Consolidated Balance Sheets -
             March 31, 1998 and December 31, 1997                          2

           Consolidated Statements of Operations -
             Three Months Ended March 31, 1998 and 1997                    3

           Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1998 and 1997                    4

           Consolidated Statement of Stockholders' Equity -
             Three Months Ended March 31, 1998                             5

           Notes to the Consolidated Financial Statements                 6-8

  Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9-11

Part II -  Other Information
----------------------------

  Item 5 - Factors That May Affect Future Results                          12

  Item 6 - Exhibits and Reports on Form 8-K                              12-13


Signatures                                                                 13

                        PART I - FINANCIAL INFORMATION
                        ------------------------------



ITEM 1 - FINANCIAL STATEMENTS


                   INTRODUCTION TO THE FINANCIAL STATEMENTS

     The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The financial information presented in this Quarterly Report on Form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                        ADVANCED TISSUE SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    March 31,     December 31,
                                                      1998           1997
                                                  ------------    ------------
                                                  (Unaudited)
  ASSETS

Current assets:
   Cash and cash equivalents                       $    13,186     $   15,086
   Short-term investments                               12,945          2,000
   Receivables from related parties                      2,120            332
   Inventory                                             3,806          4,643
   Receivables from related parties                      2,120            332
   Other current assets                                  1,514          1,063
                                                   -----------     ----------
       Total current assets                             33,571         23,124
Property - net                                          23,648         23,190
Patent costs - net                                       1,631          1,608
Other assets                                             2,010          2,538
                                                   -----------     ----------
       Total assets                                $    60,860     $   50,460
                                                   ===========     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt and
     capital lease obligations                     $     2,838     $    1,939
   Accounts payable                                      1,069            958
   Accrued expenses                                      5,608          7,011
                                                   -----------     ----------
       Total current liabilities                         9,515          9,908
Long-term debt and capital lease obligations            26,913         26,157
Other long-term liabilities                                323            245
Minority interest in consolidated subsidiary               254            184
                                                   -----------     ----------
       Total liabilities                                37,005         36,494
                                                   -----------     ----------
Stockholders' equity:
   Preferred Stock, $.01 par value; 1,000,000
     shares authorized; none issued                         --             --
   Common Stock, $.01 par value; 100,000,000
     shares authorized; issued and outstanding,
     39,323,373 shares at March 31, 1998 and
     37,673,983 shares at December 31, 1997                393            377
   Additional paid-in capital                          210,507        189,679
   Accumulated deficit                                (186,126)      (175,171)
                                                   -----------     ----------
                                                        24,774         14,885

   Less note received in connection with
     sale of Common Stock                                 (919)          (919)
                                                   -----------     ----------
       Total stockholders' equity                       23,855         13,966
                                                   -----------     ----------
       Total liabilities and stockholders'
         equity                                    $    60,860     $   50,460
                                                   ===========     ==========

             See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                              Three Months Ended March 31,
                                           ----------------------------------
                                               1998                 1997
                                           ------------         -------------
                                                      (Unaudited)

Revenues:
   Product sales -
     Related parties                        $     2,415         $         --
     Others                                         227                   --
   Contracts and fees -
     Related parties                              2,539                2,639
     Others                                         125                   10
                                            -----------         ------------
     Total revenues                               5,306                2,649
                                            -----------         ------------

Costs and expenses:
   Research and development                       3,854                4,968
   Selling, general and administrative            3,612                3,120
   Professional and consulting                      328                  674
   Cost of goods sold                             3,928                   --
                                            -----------         ------------
     Total costs and expenses                    11,722                8,762
                                            -----------         ------------

Loss from operations before equity in
  losses of joint ventures                       (6,416)              (6,113)

Equity in losses of joint ventures               (4,252)              (1,707)
                                            -----------         ------------
Loss from operations                            (10,668)              (7,820)

Other income (expense):
   Interest income and other                        269                  293
   Interest expense                                (556)                  (5)
                                            -----------         ------------
Net loss                                    $   (10,955)        $     (7,532)
                                            ===========         ============

Basic and diluted loss per share            $      (.28)        $       (.20)
                                            ===========         ============

Weighted average number of common
 shares used in computation of basic
 and diluted loss per share                      38,930               37,488
                                            ===========         ============


         See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                                 Three Months Ended March 31,
                                               --------------------------------
                                                   1998               1997
                                               ------------       -------------
                                                         (Unaudited)
Operating activities:
   Net loss                                    $   (10,955)       $    (7,532)
   Adjustments to reconcile net loss
    to cash used in operating activities:
      Depreciation and amortization                  1,147                510
      Equity in losses of joint ventures             4,252              1,707
      Other adjustments to net loss                    115                 56
      Change in assets and liabilities:
        Receivables from related parties            (1,788)            (1,606)
        Inventory                                      837               (789)
        Other current assets                          (451)               645
        Accounts payable                               111                363
        Accrued expenses                            (1,403)              (676)
                                               -----------         ----------
           Net cash used in operating
            activities                              (8,135)            (7,322)
                                               -----------         ----------
Investing activities:
   Purchases of short-term investments             (11,945)                --
   Maturities and sales of short-term
    investments                                      1,000                998
   Acquisition of property                          (1,639)            (3,012)
   Investment in joint ventures                     (4,350)            (1,905)
   Patent application costs                            (34)               (90)
   Other long-term assets                              626               (561)
                                               -----------         ----------
           Net cash used in investing
            activities                             (16,342)            (4,570)
                                               -----------         ----------
Financing activities:
   Proceeds from borrowings                          1,705             10,000
   Payments of borrowings                              (50)                (5)
   Net proceeds from sale of equity                 20,000                 --
   Options exercised                                   844                301
   Other long-term obligations                          78                 --
                                               -----------         ----------
           Net cash provided by financing
            activities                              22,577             10,296
                                               -----------         ----------
Net decrease in cash and cash equivalents           (1,900)            (1,596)
Cash and cash equivalents at beginning
 of period                                          15,086             27,907
                                               -----------         ----------
Cash and cash equivalents at end of period     $    13,186         $   26,311
                                               ===========         ==========


       See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)





                                                                                       Total
                                               Additional                              Stock-
                               Common Stock     Paid-In    Accumulated      Note      holders'
                            ------------------
                             Shares    Amount   Capital      Deficit     Receivable    Equity
                            --------  -------- ----------  -----------   ----------   --------
                                                         (Unaudited)

Balance, December 31, 1997  37,674    $   377   $ 189,679  $ (175,171)   $    (919)   $  13,966

Sale of Common Stock         1,533         15      19,985                                20,000

Options exercised              116          1         843                                   844

Net loss                                                      (10,955)                  (10,955)
                            ------    -------   ---------  ----------    ---------    ---------

Balance, March 31, 1998     39,323    $   393   $ 210,507  $ (186,126)   $    (919)   $  23,855
                            ======    =======   =========  ==========    =========    =========

          See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. (the "Company") is a tissue engineering company utilizing its proprietary technology to develop and manufacture human-based tissue products for tissue repair and transplantation. The Company is focusing on the worldwide commercialization of skin, cartilage and cardiovascular products. The Company's leading therapeutic products are tissue engineered skin products for the temporary covering of severe and partial-thickness burns, approved for marketing in the United States by the U.S. Food and Drug Administration (the "FDA"), and for the treatment of diabetic foot ulcers, for which the Company has filed an application with the FDA for marketing approval in the United States.

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

Reclassification - Certain reclassifications have been made to prior year amounts to conform to the presentation for the three months ended
March 31, 1998.

NOTE 2 - STRATEGIC ALLIANCES

In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft(R), the Company's tissue engineered dermal skin replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). Smith & Nephew is a worldwide healthcare company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue. In January 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. The Company retained the exclusive right to market Dermagraft-TC(R), a temporary covering for full and partial-thickness burns, in the United States, while the Dermagraft Joint Venture has the right to market Dermagraft-TC for other skin wounds in the United States.

As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996. In addition, as a part of the agreement to expand the joint venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of the Company's Common Stock at approximately $13.05 per share in January 1998. The Company will also receive an additional $15 million, directly or through the Dermagraft Joint Venture, upon the earlier of (i) FDA approval for the marketing of Dermagraft in the treatment of diabetic foot ulcers or (ii) January 4, 1999, and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, further payments of up to $136 million.

In the expanded joint venture, the Company and Smith & Nephew will continue to share equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and Dermagraft-TC in the treatment of venous and pressure ulcers. The Company will continue to manufacture and Smith & Nephew will continue to market and sell the joint venture's products. During the three months ended March 31, 1998 and 1997, the Company recognized $1,710,000 and $1,695,000, respectively, in contract revenues for research and development activities performed for the Dermagraft Joint Venture. In addition, during the quarter ended March 31, 1998, the Company sold the Dermagraft Joint Venture $2,415,000 of Dermagraft and Dermagraft-TC product, which was equal to the Company's cost of goods sold for such products.

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The Cartilage Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew are sharing equally in Cartilage Joint Venture revenues and expenditures. During the three months ended March 31, 1998, the Company recognized $829,000 in contract revenues for research and development activities performed for the Cartilage Joint Venture compared with $944,000 for the corresponding period of 1997.

The results of operations of the joint ventures for the three months ended March 31, 1998 and 1997 are as follows (in thousands):


                          Dermagraft Joint Venture   Cartilage Joint Venture
                          ------------------------   -----------------------
                             1998          1997         1998         1997
                          ----------    ----------   ----------   ----------

Sales                     $      75     $      --    $      --    $      --
Cost of goods sold            2,528            --           --           --
Other costs and expenses      4,529         2,109        1,475        1,863
Net loss                      7,036         2,109        1,475        1,863


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, principally standard costs which approximate actual costs on a first-in, first-out basis, or market and consist of the following components as of March 31, 1998 and December 31, 1997 (in thousands):

                                           March 31,          December 31,
                                             1998                 1997
                                           ---------          ------------
                                          (Unaudited)

     Raw materials and supplies            $   3,135           $   3,295
     Work-in-process                             532                 347
     Finished goods                              139               1,001
                                           ---------           ---------
                                           $   3,806           $   4,643
                                           =========           =========

NOTE 4 - LONG-TERM DEBT

In March 1998, DermEquip borrowed an additional $1.4 million under the term loan agreement with The Chase Manhattan Bank (the "Chase Loan") bringing borrowings under the Chase Loan to $16 million, the total amount available under the facility. During 1997, the Company borrowed $3.4 million from Smith & Nephew pursuant to a commitment as a part of the agreement to form the Cartilage Joint Venture (see Note 2). Under the terms of that joint venture agreement, the Company may borrow up to a total of $10 million of which $3.4 million had been drawn as of March 31, 1998. Debt and other long-term obligations as of March 31, 1998 and December 31, 1997 were as follows (in thousands):

                                              MARCH 31,        DECEMBER 31,
                                                1998              1997
                                            -------------      ------------

     Chase Loan                              $   16,000         $   14,600
     Smith & Nephew notes:
      Dermagraft Joint Venture                   10,000             10,000
      Cartilage Joint Venture                     3,400              3,400
     Capital leases and other                       351                 96
     Less current portion                        (2,838)            (1,939)
                                             ----------         ----------
                                             $   26,913         $   26,157
                                             ==========         ==========

NOTE 5 - BASIC AND DILUTED LOSS PER SHARE

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

Both the basic and diluted loss per share for the three months ended March 31, 1998 and 1997 are based on the weighted average number of shares of Common Stock outstanding during the periods. Potentially dilutive securities include options and warrants outstanding and debt convertible into Common Stock; however, such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per share for the two periods presented and there was no change in the loss per share for the quarter ended March 31, 1997.

NOTE 6 - EQUITY LINE EXTENSION

In February 1998, the Company extended an Investment Agreement (the "Investment Agreement") under which the Company may access up to $50 million through an equity line until February 1999. In connection with the extension, the Company granted the investment group a warrant to purchase 50,000 shares of Common Stock at an exercise price of $14.00 per share. The Company originally entered into the Investment Agreement for a two-year period in February 1996. The decision to draw any funds under the Investment Agreement and the timing of any such draw are solely at the Company's discretion.

The Investment Agreement provides that the Company can obtain up to $15 million at any one time through the sale of its Common Stock to the investment group. Any sales against the equity line will be at a five percent discount to the average low sales prices of the Company's Common Stock over a specified period of time as determined by market volume at the time of the draw. The Company's ability to draw under the Investment Agreement is subject to certain conditions including, but not limited to, registration of the shares, a minimum trading price of $2.00 per share, and certain limitations on the number of shares of Common Stock held by the investment group at any point in time.

NOTE 7 - STOCK OPTIONS

The following table summarizes activity under the Company's 1997 Stock Incentive Plan (the "1997 Plan") and for other options and warrants for Common Stock for the three months ended March 31, 1998:


                                       1997 Plan              Other Options and Warrants
                                -------------------------     --------------------------
                                              Weighted                       Weighted
                                 Number     Average Price       Number     Average Price
                                of Shares     Per Share        of Shares     Per Share
                                ---------   -------------      ---------   -------------
Outstanding, December 31, 1997  4,115,150      $10.26          1,459,640      $7.21
  Granted                         187,285      $13.08             50,000     $14.00
  Exercised                      (116,275)      $7.27                 --         --
  Canceled                        (57,808)     $14.64                 --         --
                                ---------                      ---------

Outstanding, March 31, 1998     4,128,352      $10.41          1,509,640      $7.44
                                =========                      =========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advanced Tissue Sciences, Inc. (the "Company" or "Advanced Tissue Sciences") is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using its proprietary tissue engineering technology. The Company's leading therapeutic products are tissue engineered skin products, Dermagraft-TC(R) for the temporary covering of severe and partial-thickness burns and Dermagraft(R) for the treatment of severe skin ulcers. In addition to its Dermagraft-TC and Dermagraft skin products, the Company is focusing its resources on the development of tissue engineered cartilage and cardiovascular products.

     In March 1997, the Company received marketing approval in the United States from the U.S. Food and Drug Administration (the "FDA") for its first therapeutic product, Dermagraft-TC, as a temporary covering for severe, full-thickness burns. In addition, in October 1997, the Company received FDA approval to market Dermagraft-TC for partial-thickness burns in the United States. Dermagraft-TC is being marketed by Advanced Tissue Sciences through a direct sales force in the United States. Dermagraft-TC will be marketed throughout the rest of the world and for certain applications other than burns in the United States under a recently expanded joint venture with Smith & Nephew plc ("Smith & Nephew"). The Company has also submitted an application to the FDA for approval to market its dermal skin replacement product, Dermagraft for the treatment of diabetic foot ulcers. Dermagraft was approved for sale in Canada in August 1997 and was launched in the United Kingdom and several other European countries late in 1997 through the joint venture with Smith & Nephew.

     In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. Beginning in January 1997, all expenses and revenues associated with the development and commercialization of Dermagraft for diabetic foot ulcers are being shared equally by the joint venture partners. In January 1998, Advanced Tissue Sciences and Smith & Nephew expanded the Dermagraft Joint Venture to include additional technology for the treatment of skin tissue wounds and applications such as venous ulcers, pressure ulcers and burns. Under the expanded joint venture, Advanced Tissue Sciences and Smith & Nephew will continue to share equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million in expense for conducting clinical trials and regulatory support of Dermagraft and Dermagraft-TC in the treatment of venous ulcers and pressure ulcers. See Note 2 to the consolidated financial statements.

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

     In October 1997, the Company was awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology to fund collaborative cardiovascular research with the University of California, San Diego over a three-year period. Funding under the grant began in 1998. From 1993 through 1997, the Company has sponsored at least $1 million in early stage research programs at the Massachusetts Institute of Technology ("MIT") and Children's Hospital in Boston ("Children's Hospital") directed toward the tissue engineering of cartilage, liver and numerous other tissues and several polymer technologies. The Company has substantially reduced its commitment to MIT and Children's Hospital in 1998; however, additional research is being sponsored at several other academic institutions.

     The Company has incurred, and expects to continue to incur, substantial expenditures in support of the commercialization, development and clinical trials of its Dermagraft-TC and Dermagraft products for burn and skin ulcer applications, for manufacturing systems, for sales and marketing and launching products, and in advancing other applications of the Company's core technology.

Results of Operations
---------------------

     Product sales totaled $2,642,000 for the three months ended March 31, 1998. Product sales to related parties reflect sales of Dermagraft and Dermagraft-TC to the Dermagraft Joint Venture at cost (see Note 2 to the consolidated financial statements). Sales to outside customers of $227,000 in 1998 are from sales of Dermagraft-TC . There were no sales to outside customers in the first quarter of 1997, as Dermagraft-TC was first introduced in April 1997 for full-thickness burns and in October 1997 for partial-thickness burns. In addition to product attributes and competition, growth in sales in 1998 and beyond will be sensitive to success in obtaining product reimbursement from both national healthcare systems and private insurers.

     Dermagraft-TC sales declined to $227,000 in the quarter ended March 31, 1998 from $353,000 in the fourth quarter of 1997. Following an inspection of its manufacturing facility by the FDA in late March 1998, the Company initiated the voluntary recall of certain product lots of Dermagraft-TC and Dermagraft which complied with finished product specifications, but contained a raw material that was out of specification. As a result of the recall, sales in both the first and second quarter of 1998 have been affected by the availability of product. The Company has responded to the issues raised during the facility inspection and is continuing to manufacture and, based on availability, ship and sell Dermagraft and Dermagraft-TC. It cannot be predicted with any certainty what effect the recall may have on future sales of Dermagraft-TC and Dermagraft. In addition, there can be no assurance the Company will be able to satisfy the FDA's concerns, that the FDA will not raise additional issues or that other actions will not be taken.

     Revenues from contracts and fees were $2,664,000 for the three months ended March 31, 1998 compared to $2,649,000 for the corresponding 1997 period. These revenues are derived from research and development and other activities performed for the Dermagraft and Cartilage Joint Ventures. See Note 2 to the consolidated financial statements.

     Cost of goods sold for the three months ended March 31, 1998 represents the cost of the Company's Dermagraft-TC product sold domestically and the cost of Dermagraft-TC and Dermagraft sold to the Dermagraft Joint Venture.
Products are being sold to the Dermagraft Joint Venture at cost to manufacture including period costs. The Company initiated production of Dermagraft in its commercial facility in January 1998 and, accordingly, cost of goods sold has begun to reflect costs associated with that facility such as depreciation and overhead. Cost of goods sold for the three months ended March 31, 1998 also includes approximately $380,000 related to the product recall discussed above. Since there were no sales of Dermagraft-TC and Dermagraft during the first three months of 1997, there were no cost of goods sold in that quarter.

     Research and development expenditures decreased by $1,114,000, or 22%, from the prior year quarter to $3,854,000 for the three months ended March 31, 1998. The decrease in research and development costs primarily reflects lower costs for both clinical trials and production for clinical trials of Dermagraft-TC and Dermagraft and for the development of commercial manufacturing processes.

     Selling, general and administrative costs increased 16% to $3,612,000 for the three months ended March 31, 1998 as compared to $3,120,000 for the corresponding quarter in 1997. The increase in selling, general and administrative expenses principally reflects higher costs associated with supporting the Dermagraft Joint Venture.

     Professional and consulting costs for legal, accounting and other consulting services incurred in the three months ended March 31, 1998 were $328,000 as compared to $674,000 for the corresponding quarter of 1997. This decrease primarily reflects lower legal fees in 1998 and fees for Dermagraft-related marketing consultants.

     Equity in losses of joint ventures was $4,252,000 and $1,707,000 for the three months ended March 31, 1998 and 1997, respectively. These amounts represent the Company's share of losses of the Dermagraft and Cartilage Joint Ventures. The increase in 1998 primarily reflects increased product costs and selling, general and administrative expenses in the Dermagraft Joint Venture. As discussed above, the Company initiated production of Dermagraft in its commercial facility in January 1998. As the Company sells products to the Dermagraft Joint Venture at its cost to manufacture, costs of the commercial facility began to be recognized in cost of goods sold for the Dermagraft Joint Venture in the first quarter of 1998. Selling, general and administrative expenses in the Dermagraft Joint Venture have increased to support the commercial introduction of Dermagraft in certain markets. The joint ventures' losses are expected to continue to increase in 1998 as Dermagraft is commercially introduced in additional markets, as venous and pressure ulcers enter into clinical trials and as orthopedic cartilage research and development efforts continue.

     Interest expense was $556,000 for the three months ended March 31, 1998 as compared to $5,000 in the corresponding quarter in 1997. The increase reflects interest expense on borrowings from Smith & Nephew and The Chase Manhattan Bank. See Note 4 to the consolidated financial statements.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 1998, the Company had available working capital of $24,056,000, an increase of $10,840,000 from December 31, 1997. The increase in working capital principally reflects $20 million from the sale of equity (see Note 2 to the consolidated financial statements) and funds received from borrowings (see Note 4 to the consolidated financial statements) offset by funds used in operations, in support of the Dermagraft and Cartilage Joint Ventures and for capital expenditures. Capital expenditures of $1,639,000 in the first three months of 1998 relate primarily to the expansion of the Company's manufacturing facility and for related process equipment.

     The Company expects to use working capital at an accelerated rate as it continues to incur substantial research and development expenses and selling, general and administrative costs in support of product commercialization, in funding its joint ventures with Smith & Nephew and for capital expenditures and patents. These increases are expected to be only partially offset by revenues received from the Cartilage and Dermagraft Joint Ventures with Smith & Nephew.

     In addition to available working capital, the Company has entered into an equity line which could provide up to $50 million in funding through the sale of Common Stock and, subject to certain conditions, is available through February 1999 (see Note 6 to the consolidated financial statements). Any decision to draw any funds under the equity line and the timing of any such draw are solely at the Company's discretion. Also, under the expanded Dermagraft Joint Venture, Smith & Nephew will pay the Company $15 million, directly or through the Dermagraft Joint Venture, upon the earlier of (i) FDA approval for the marketing of Dermagraft in the treatment of diabetic foot ulcers or (ii) January 4, 1999 (see Note 2 to the consolidated financial statements).

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

Financial Condition
-------------------

     Cash, cash equivalents and short-term investments as of March 31, 1998 increased from December 31, 1997 reflecting proceeds from the sale of Common Stock to Smith & Nephew and funds received from a bank borrowing partially offset by the use of cash to fund operations and capital expenditures during the quarter. Inventory levels decreased during the quarter from the year end 1997 level primarily due to the product recall discussed above. Receivables from related parties increased during the quarter ended Marcy 31, 1998 from the year end 1997 level principally due to receivables from the sales of Dermagraft to the Dermagraft Joint Venture. Accrued expenses at March 31, 1998 declined from year end 1997 primarily due to reductions in amounts accrued for sponsored research and for joint venture obligations. Debt increased by $1.7 million primarily reflecting an additional borrowing under the term loan facility with The Chase Manhattan Bank (see Note 4 to the consolidated financial statements).

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 5 - FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve risks and uncertainties within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, including, without limitation, those relating to strategic alliances (including potential milestone payments and revenues from its joint ventures with Smith & Nephew), potential acceleration of the use of working capital, the sufficiency and availability of funds to support opertions, and commercialization of the Company's products. In particular, since the FDA advisory panel meeting in January 1998 at which the panel recommended FDA approval of the Company's pending premarket approval ("PMA") application for Dermagraft(R) for the treatment of diabetic foot ulcers (subject to the Company performing a post-marketing study to confirm product efficacy and provide physician training), the FDA has continued to raise concerns about approving such PMA application based on the Company's analysis of the data presented and the use of a post-marketing study to confirm efficacy. In addition, following an inspection of the Company's manufacturing facility in March 1998, the FDA notified the Company of numerous objectionable observations with respect to the Company's manufacturing and quality assurance processes and systems for Dermagraft and Dermagraft-TC(R). The Company has provided a response to the FDA regarding the manufacturing and quality assurance issues raised by the FDA and is engaged in discussions with the FDA regarding the FDA's issues with respect to the Company's PMA application. There can be no assurance that the Company will be able to satisfy the FDA's concerns, that the FDA will not raise additional issues, or that other actions will not be taken by the FDA with respect to the Company's manufacturing and quality assurance processes and systems or its PMA application. Moreover, sales of Dermagraft and Dermagraft-TC may be affected while the Company addresses the manufacturing and quality assurance issues raised by the FDA. No assurance can be given that the Company will successfully obtain FDA or other regulatory approvals of Dermagraft (or that any such approvals will be obtained on a timely basis), scale up manufacturing processes, launch its products within reasonable timeframes obtain reimbursement for, or successfully commercialize any such products, achieve the milestones for future funding under its joint venture with Smith & Nephew, or obtain additional funding from other sources on favorable terms, if at all. These and other risks are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The forward-looking statements are qualified in their entirety by reference to the risks and risk factors described in such reports. Actual results may differ materially from those currently anticipated as a result of such risks.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated January 14, 1998 under Item 5 reporting it had entered into a binding letter of intent (the "Heads of Agreement") to expand its fifty-fifty joint venture with Smith & Nephew plc ("Smith & Nephew") to include venous ulcers, pressure ulcers, burns and other skin wounds. The joint venture (the "Dermagraft Joint Venture") was originally formed in April 1996 for the worldwide commercialization of Dermagraft(R), the Company's tissue engineered dermal skin replacement, for the treatment of diabetic foot ulcers. The Company retained the exclusive right, and will continue to market, Dermagraft-TC(R) as a temporary covering for full and partial thickness burns in the United States, while the Dermagraft Joint Venture has the right to market Dermagraft-TC for other skin wounds in the United States. Under the Heads of Agreement, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of the Company's Common Stock at approximately $13.05 per share.

     On January 26, 1998, the Company filed a Current Report on Form 8-K under
Item 5 reporting that it had extended the term of its investment agreement (the "Investment Agreement") with Hatteras Partners, L.P., formerly known as Ramius Haterras Partners L.P., to February 9, 1999. The Investment Agreement provides for an equity line which allows the Company to access up to $50 million through sales of its Common Stock. The decision to draw any funds under the Investment Agreement and timing of any such draw is solely at the Company's discretion. Other than extending the term for an additional year, the Amendment did not materially change the terms of the Investment Agreement.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ADVANCED TISSUE SCIENCES, INC.



Date:   May 11, 1998                            /s/ Arthur J. Benvenuto
      ---------------                       -------------------------------
                                            Arthur J. Benvenuto
                                            Chairman of the Board and
                                            Chief Executive Officer



Date:   May 11, 1998                            /s/ Michael V. Swanson
      ---------------                       -------------------------------
                                            Michael V. Swanson
                                            Vice President, Finance and
                                            Administration