Form 10-Q
period 1998-06-30
ADVANCED TISSUE SCIENCES INC
filed 1998-08-13
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                              OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________


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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at August 1, 1998 was 39,324,173.

                         ADVANCED TISSUE SCIENCES, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998



                                      INDEX
                                      -----


Part I - Financial Information
------------------------------
                                                                         Page
                                                                         ----
  Item 1 - Financial Statements

             Introduction to the Financial Statements                      1

             Consolidated Balance Sheets -
               June 30, 1998 and December 31, 1997                         2

             Consolidated Statements of Operations -
               Three and Six Months Ended June 30, 1998 and 1997           3

             Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1998 and 1997                     4

             Consolidated Statement of Stockholders' Equity -
               Six Months Ended June 30, 1998                              5

             Notes to the Consolidated Financial Statements               6-9

  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         10-13

Part II -  Other Information
----------------------------

  Item 1 - Legal Proceedings                                              14

  Item 4 - Submission of Matters to a Vote of Security Holders            14

  Item 5 - Other Information                                              14

  Item 6 - Exhibits and Reports on Form 8-K                               15

Signatures                                                                15

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS


                    INTRODUCTION TO THE FINANCIAL STATEMENTS

     The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Report on Form 10-Q for the three months ended March 31, 1998.

     The financial information presented in this Quarterly Report on Form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                         ADVANCED TISSUE SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                 June 30,      December 31,
                                                   1998           1997
                                               ------------    ------------
                                                (Unaudited)
  ASSETS
Current assets:
   Cash and cash equivalents (Note 8)          $     12,965    $     15,086
   Short-term investments                             4,000           2,000
   Inventory                                          3,954           4,643
   Other current assets                               2,650           1,395
                                               ------------    ------------

       Total current assets                          23,569          23,124
Property - net                                       23,222          23,190
Patent costs - net                                    1,717           1,608
Other assets                                          1,729           2,538
                                               ------------    ------------

       Total assets                            $     50,237    $     50,460
                                               ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt and
    capital lease obligations                  $      2,793    $      1,939
   Accounts payable                                   1,364             958
   Accrued expenses                                   5,364           7,011
                                               ------------    ------------

       Total current liabilities                      9,521           9,908
Long-term debt and capital lease obligations         27,113          26,157
Other long-term liabilities                             401             245
Minority interest in consolidated subsidiary            321             184
                                               ------------    ------------

       Total liabilities                             37,356          36,494
                                               ------------    ------------

Stockholders' equity:
   Preferred Stock, $.01 par value;
     1,000,000 shares authorized; none issued
     as of June 30, 1998 and December 31, 1997           --              --
   Common Stock, $.01 par value;
     100,000,000 shares authorized; issued
     and outstanding, 39,324,173 shares at
     June 30, 1998 and 37,673,983 shares at
     December 31, 1997                                  393             377
   Additional paid-in capital                       211,520         189,679
   Accumulated deficit                             (198,113)       (175,171)
                                               ------------    ------------

                                                     13,800          14,885

   Less note received in connection with
     sale of Common Stock                              (919)           (919)
                                               ------------    ------------

       Total stockholders' equity                    12,881          13,966
                                               ------------    ------------

       Total liabilities and stockholders'
         equity                                $     50,237    $     50,460
                                               ============    ============


         See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                        Three Months Ended June 30,    Six Months Ended June 30,
                                       -----------------------------  ---------------------------
                                            1998           1997           1998          1997
                                       -----------------------------  ---------------------------
                                                                (Unaudited)
Revenues:
  Product sales -
    Related parties                    $    2,063       $     222     $    4,478      $     222
    Others                                    293             450            520            450
  Contracts and fees -
    Related parties                         1,974           2,947          4,513          5,586
    Others                                    103              --            228             10
                                       ----------       ---------     ----------      ---------

    Total revenues                          4,433           3,619          9,739          6,268
                                       ----------       ---------     ----------      ---------

Costs and expenses:
  Research and development                  3,803           4,497          7,657          9,465
  Selling, general and administrative       3,768           3,641          7,380          6,761
  Cost of goods sold                        3,024             708          6,952            708
  Professional and consulting                 624             678            952          1,352
                                       ----------       ---------     ----------      ---------

    Total costs and expenses               11,219           9,524         22,941         18,286
                                       ----------       ---------     ----------      ---------

Loss from operations before equity
  in losses of joint ventures              (6,786)         (5,905)       (13,202)       (12,018)

Equity in losses of joint ventures         (4,637)         (2,642)        (8,889)        (4,349)
                                       ----------       ---------     ----------      ---------

Loss from operations                      (11,423)         (8,547)       (22,091)       (16,367)

Other income (expense):
  Interest income and other                    31             685            300            978
  Interest expense                           (595)           (251)        (1,151)          (256)
                                       ----------       ---------     ----------      ---------

Net loss                               $  (11,987)      $  (8,113)    $  (22,942)     $  (15,645)
                                       ==========       =========     ==========      ==========

Basic and diluted loss per share       $     (.30)      $    (.22)    $     (.59)     $     (.42)
                                       ==========       =========     ==========      ==========

Weighted average number of common
  shares used in computation of basic
  and diluted loss per share               39,324          37,519         39,128          37,504
                                       ==========       =========     ==========      ==========


         See accompanying notes to the consolidated financial statements.

                          ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)





                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                        1998          1997
                                                    ------------  -------------
                                                             (Unaudited)
Operating activities:
   Net loss                                         $  (22,942)   $   (15,645)
   Adjustments to reconcile net loss to cash
     used in operating activities:
      Equity in losses of joint ventures                 8,889          4,349
      Depreciation and amortization                      2,326          1,038
      Compensation for services paid in stock,
        stock options or warrants                          809            219
      Other adjustments to net loss                        297             60
      Change in assets and liabilities:
        Inventory                                          689         (1,634)
        Other current assets                            (1,255)        (1,519)
        Accounts payable                                   406            246
        Accrued expenses                                (1,647)          (445)
                                                    ----------     ----------

           Net cash used in operating activities       (12,428)       (13,331)
                                                    ----------     ----------

Investing activities:
   Purchases of short-term investments                  (3,972)        (2,248)
   Maturities and sales of short-term investments        1,972          9,572
   Acquisition of property                              (2,496)        (8,405)
   Distribution from joint ventures                      1,175             --
   Equity investment in joint ventures                 (10,050)        (5,362)
   Patent application costs                               (131)          (131)
   Other assets                                            991         (2,035)
                                                    ----------     ----------

          Net cash used in investing activities        (12,511)        (8,609)
                                                    ----------     ----------

Financing activities:
   Proceeds from borrowings                              2,558         11,776
   Payments of borrowings                                 (748)           (11)
   Net proceeds from sale of equity                     20,000             --
   Options and warrants exercised                          852            673
   Other long-term obligations                             156             --
                                                    ----------     ----------

          Net cash provided by financing
            activities                                  22,818         12,438
                                                    ----------     ----------

Net decrease in cash and cash equivalents               (2,121)        (9,502)
Cash and cash equivalents at beginning of period        15,086         27,907
                                                    ----------     ----------

Cash and cash equivalents at end of period          $   12,965     $   18,405
                                                    ==========     ==========


         See accompanying notes to the consolidated financial statements.

                        ADVANCED TISSUE SCIENCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)





                                                                                               Total
                                                      Additional                              Stock-
                                  Common Stock         Paid-In    Accumulated      Note       Holders'
                              ---------------------
                               Shares       Amount     Capital      Deficit     Receivable    Equity
                              --------     --------   ----------  -----------   ----------    --------
                                                              (Unaudited)

Balance, December 31, 1997     37,674      $   377    $ 189,679    $(175,171)   $    (919)    $  13,966

Sale of Common Stock            1,533           15       19,985                                  20,000

Options exercised                 117            1          851                                     852

Options and warrants
  granted for services                                    1,005                                   1,005

Net loss                                                             (22,942)                   (22,942)
                               ------      -------    ---------    ---------    ---------     ---------

Balance, June 30, 1998         39,324      $   393    $ 211,520    $(198,113)   $    (919)    $  12,881
                               ======      =======    =========    ============ =========     =========


         See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. (the "Company") is a tissue engineering company utilizing its proprietary technology to develop and manufacture human-based tissue products for tissue repair and transplantation. The Company is focusing on the worldwide commercialization of skin, cartilage and cardiovascular products. The Company's leading therapeutic products are tissue engineered skin products for the temporary covering of severe and partial-thickness burns, which is on the market in the United States, and for the treatment of diabetic foot ulcers, which is in clinical trials in the United States and on the market in Canada, the United Kingdom and several other European countries through a joint venture with Smith & Nephew plc ("Smith & Nephew").

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and DermEquip, L.L.C. ("DermEquip"), a limited liability company owned jointly with Smith & Nephew. All intercompany accounts and transactions have been eliminated. The Company's other interests in joint ventures with Smith & Nephew are accounted for under the equity method (see Note 2).

Reclassification - Certain reclassifications have been made to prior year amounts to conform to the presentation for the three months and six months ended June 30, 1998.

NOTE 2 - STRATEGIC ALLIANCES

In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft(R), the Company's tissue engineered dermal skin replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). In
January 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. At that time, the Company retained the exclusive right to market Dermagraft-TC(R), a temporary covering for full and partial-thickness burns, in the United States, while the Dermagraft Joint Venture was granted the right to market Dermagraft-TC for other skin wounds in the United States. In August 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include exclusive rights to Dermagraft-TC for full and partial-thickness burns in the United States effective October 1, 1998 (see Note 8). Smith & Nephew is a worldwide healthcare company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue.

As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996. In addition, as a part of the agreement to expand the joint venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of the Company's Common Stock at approximately $13.05 per share in January 1998. The Company will also receive an additional $15 million, directly or through the Dermagraft Joint Venture, upon the earlier of (i) U.S. Food and Drug Administration ("FDA") approval for the marketing of Dermagraft in the treatment of diabetic foot ulcers or (ii) January 4, 1999, and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, further payments of up to $136 million.

In the expanded joint venture, the Company and Smith & Nephew will continue to share equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and Dermagraft-TC in the treatment of venous and pressure ulcers. The Company will continue to manufacture and Smith & Nephew will continue to market and sell the joint venture's products. During the three and six-month periods ended June 30, 1998 and 1997, the Company recognized $1,431,000 and $1,942,000 in the three-month periods and $3,141,000 and $3,637,000 in the six-month periods, respectively, in contract revenues for research and development activities performed for the Dermagraft Joint Venture. In addition, during the three and six-month periods ended June 30, 1998, product sales to related parties include products sold to the Dermagraft Joint Venture of $2,063,000 and $4,478,000, respectively, which compared to sales of $222,000 for the corresponding three and six-month periods in 1997. Such product sales to the Dermagraft Joint Venture are equal to the Company's cost of goods sold for such products.

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The Cartilage Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew are sharing equally in Cartilage Joint Venture revenues and expenditures. During the three and six months ended June 30, 1998, the Company recognized $543,000 and $1,372,000, respectively, in contract revenues for research and development activities performed for the Cartilage Joint Venture, as compared with $1,005,000 and $1,949,000 during the corresponding periods of 1997.

The results of operations of the joint ventures for the three and six months ended June 30, 1998 and 1997 are as follows (in thousands):



                          Three Months Ended June 30,   Six Months Ended June 30,
                          ---------------------------   -------------------------
                              1998           1997           1998         1997
                          ------------   ------------   ------------  -----------
Dermagraft Joint Venture
------------------------

Sales                     $       51     $      --      $     126     $     --
Cost of goods sold             2,389            --          4,971           --
Other costs and expenses       6,246         3,651         10,775        5,761
Net loss                       8,584         3,651         15,620        5,761

Cartilage Joint Venture
------------------------

Costs and expenses        $      999     $   1,781      $   2,474     $  3,646
Net loss                         999         1,781          2,474        3,646


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, principally standard costs which approximate actual costs on a first-in, first-out basis, or market and consist of the following components as of June 30, 1998 and December 31, 1997 (in thousands):


                                          June 30,           December 31,
                                            1998                 1997
                                        ------------         ------------

      Raw materials and supplies         $   3,150             $   3,295
      Work-in-process                          747                   347
      Finished goods                            57                 1,001
                                         ---------             ---------

                                         $   3,954             $   4,643
                                         =========             =========

NOTE 4 - CONTINGENCIES - LEGAL PROCEEDINGS

Since June 1998, several lawsuits have been filed in the United States District Court for the Southern District of California against the Company and two of its officers. The lawsuits allege violations of the federal securities laws arising out of alleged misstatements and alleged failures to disclose certain material facts concerning the clinical trials and obtaining FDA approval of Dermagraft for the treatment of diabetic foot ulcers in the United States. The lawsuits purport to seek damages on behalf of a class of shareholders who purchased Advanced Tissue Sciences, Inc. Common Stock during the period generally from January 13, 1997 through June 11, 1998. The complaints in the lawsuits do not specify an amount of claimed damages. The Company believes that the lawsuits are without merit and intends to defend against them vigorously.

NOTE 5 - LONG-TERM DEBT

In March 1998, DermEquip borrowed an additional $1.4 million under the term loan agreement with The Chase Manhattan Bank (the "Chase Loan") bringing borrowings under the Chase Loan to $16 million, the total amount available under the facility. During 1998, the Company has borrowed an additional $850,000 from Smith & Nephew pursuant to a commitment as a part of the agreement to form the Cartilage Joint Venture (see Note 2). Under the terms of that joint venture agreement, the Company may borrow up to a total of $10 million of which $4.3 million had been drawn as of June 30, 1998. Debt and other long-term obligations as of June 30, 1998 and December 31, 1997 were as follows (in thousands):


                                      June 30,             December 31,
                                        1998                   1997
                                    ------------           ------------

         Chase Loan                  $   15,360             $   14,600
         Smith & Nephew notes:
          Dermagraft Joint Venture       10,000                 10,000
          Cartilage Joint Venture         4,250                  3,400
         Capital leases and other           296                     96
         Less current portion            (2,793)                (1,939)
                                     ----------             ----------

                                     $   27,113             $   26,157
                                     ==========             ==========

NOTE 6 - BASIC AND DILUTED LOSS PER SHARE

As required, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("FAS No. 128") for the year ended December 31, 1997. FAS No. 128 changes the method used to calculate earnings per share and requires the restatement of all prior periods reported. Under FAS No. 128, the Company is required to present basic and diluted earnings per share if applicable. Basic earnings per share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per share includes the weighted average number of shares outstanding and gives effect to potentially dilutive common shares such as options and warrants outstanding.

Both the basic and diluted loss per share for the three and six months ended June 30, 1998 and 1997 are based on the weighted average number of shares of Common Stock outstanding during the periods. Potentially dilutive securities include options and warrants outstanding and debt convertible into Common Stock; however, such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per share for the periods presented and there was no change in the loss per share for the three and six-month periods ended June 30, 1997.

NOTE 7 - STOCK OPTIONS

The following table summarizes activity under the Company's 1997 Stock Incentive Plan (the "1997 Plan") and for other options and warrants for Common Stock for the six months ended June 30, 1998:



                                        1997 Plan            Other Options and Warrants
                                -------------------------    --------------------------
                                             Weighted                      Weighted
                                 Number    Average Price      Number     Average Price
                                of Shares    Per Share       of Shares     Per Share
                                ---------  --------------    ---------  --------------
Outstanding, December 31, 1997  4,115,150     $10.26         1,459,640       $7.21
  Granted                         366,500     $11.23            50,000      $14.00
  Exercised                      (117,075)    $ 7.28                --          --
  Canceled                       (157,660)    $13.35                --          --
                                ---------                    ---------

Outstanding, June 30, 1998      4,206,915     $10.31         1,509,640       $7.44
                                =========                    ==========


During the six months ended June 30, 1998, the Company issued a warrant exercisable for Common Stock as a commitment fee for extending an equity line. The warrants have been valued at $418,000 representing the amount of the commitment fee as negotiated between the parties.

NOTE 8 - SUBSEQUENT EVENTS

Series B Convertible Preferred Stock

In July 1998, the Company raised $25 million through a private placement of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to a group of investors (the "Investors"). Subject to adjustment in certain events, the Series B Preferred Stock is convertible into Common Stock of the Company at $4.77 per share (the "Conversion Price"). The Conversion Price will be increased by one-half the amount by which the market price of the Common Stock on the date of conversion exceeds $7.96 per share, if any. Conversely, should the average daily trading price (as defined in the agreements) prior to a conversion be equal to or below $3.58 per share, the Conversion Price will be equal to such average daily trading price.

The Series B Preferred Stock accrues dividends at 5% per annum. Dividends are payable quarterly in Common Stock or cash at the option of the Company. To the extent not previously converted, the Series B Preferred Stock is, at the election of the Company, redeemable at par value plus accrued dividends or convertible into Common Stock three years from the date of issuance subject to extension in certain circumstances. The Series B Preferred Stock is redeemable at the option of the holders upon the occurrence of certain events. The Common Stock issuable upon conversion of the Series B Preferred Stock will be registered for resale under the Securities Act of 1933. Under the terms of the private placement and subject to certain conditions, the Company has the option to sell an additional $25 million of the Series B Preferred Stock in the first quarter of 1999 to the Investors. Conditions to the Company's option include, but are not limited to, (i) registering the Common Stock issuable on conversion under the Securities Act of 1933 and (ii) the Common Stock must be trading above $5.49 per share, among others.

Equity Line Extension

In July 1998, the Company extended an Investment Agreement (the "Investment Agreement") under which the Company may access up to $50 million through an equity line until February 2000. The Company originally entered into the Investment Agreement for a two-year period in February 1996. The decision to draw any funds under the Investment Agreement and the timing of any such draw are solely at the Company's discretion.

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

Expansion of Strategic Alliance

In August 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include exclusive rights to Dermagraft-TC for full and partial-thickness burns in the United States effective October 1, 1998. The Company will continue to manufacture and Smith & Nephew will then market and sell Dermagraft-TC. Under the expansion, the Company and Smith & Nephew will continue to share equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund certain manufacturing and distribution costs and certain costs related to post-market studies of Dermagraft-TC through December 31, 1999. Such manufacturing and distribution costs are to be returned to the Company out of future gross margin or net profits, if any, from sales of Dermagraft-TC for burns in the United States. Sales of Dermagraft-TC will also be included in determining whether sales levels for future milestone payments from Smith & Nephew have been achieved. See Note 2.

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

     In March 1997, the Company received marketing approval in the United States from the U.S. Food and Drug Administration (the "FDA") for its first therapeutic product, Dermagraft-TC, as a temporary covering for severe, full-thickness burns. In addition, in October 1997, the Company received FDA approval to market Dermagraft-TC for partial-thickness burns in the United States. Dermagraft-TC is currently being marketed for burns by Advanced Tissue Sciences through a direct sales force in the United States. Dermagraft-TC will be marketed throughout the rest of the world for certain wound care applications under a recently expanded joint venture with Smith & Nephew plc ("Smith & Nephew") and, in October 1998, the joint venture will also begin marketing Dermagraft-TC for burns in the United States (see Note 8 to the consolidated financial statements).

     Dermagraft was approved for sale in Canada in August 1997 and was introduced in the United Kingdom and several other European countries late in 1997 through the joint venture with Smith & Nephew. The Company also submitted a Premarket Approval (PMA) application to the FDA for approval to market Dermagraft for the treatment of diabetic foot ulcers in the United States. An FDA advisory panel recommended approval of Dermagraft with the condition that the Company perform a post-marketing study to confirm efficacy and provide physician training. However, in June 1998, the FDA decided the PMA application was not approvable without supportive data from an additional controlled clinical trial. The Company has recently received approval from the FDA allowing it to begin the requested clinical trial. Based on the clinical plan, the Company believes the additional data could be available for submission in twelve to eighteen months after trial initiation, assuming a reasonable rate of patient enrollment and data consistent with its previous PMA submission.

     In April 1996, the Company entered into an agreement with Smith & Nephew to form a joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. Beginning in January 1997, all expenses and revenues associated with the development and commercialization of Dermagraft for diabetic foot ulcers are being shared equally by the joint venture partners. In January 1998, Advanced Tissue Sciences and Smith & Nephew expanded the Dermagraft Joint Venture to include additional technology for the treatment of skin tissue wounds and applications such as venous ulcers, pressure ulcers and burns. Under the expanded joint venture, Advanced Tissue Sciences and Smith & Nephew will continue to share equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million in expense for conducting clinical trials and regulatory support of Dermagraft and Dermagraft-TC in the treatment of venous ulcers and pressure ulcers. See
Note 2 to the consolidated financial statements.

     In May 1994, the Company and Smith & Nephew entered into a separate, joint venture (the "Cartilage Joint Venture") for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. In January 1997, the joint venture partners began sharing equally in the Cartilage Joint Venture's expenses. See Note 2 to the consolidated financial statements.

     In October 1997, the Company was awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology to fund collaborative cardiovascular research with the University of California, San Diego over a three-year period. Funding under the grant began in 1998. From 1993 through 1997, the Company sponsored at least $1 million in early stage research programs at the Massachusetts Institute of Technology ("MIT") and Children's Hospital in Boston ("Children's Hospital") directed toward the tissue engineering of cartilage, liver and numerous other tissues and several polymer technologies. The Company has substantially reduced its commitment to MIT and Children's Hospital in 1998; however, additional research is being sponsored at several other academic institutions.

     The Company has incurred, and expects to continue to incur, substantial expenditures in support of the commercialization, development and clinical trials of its Dermagraft-TC and Dermagraft products for burn and skin ulcer applications, for manufacturing systems, for sales and marketing and launching products, and in advancing other applications of the Company's core technology. In particular, the Company will incur, either directly or through the Dermagraft Joint Venture, substantial and increasing costs for the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers and in support of clinical trials and post-market studies of Dermagraft and Dermagraft-TC in venous, pressure and diabetic foot ulcers and for full and partial-thickness burns.

Results of Operations
---------------------

     Product sales totaled $2,356,000 and $4,998,000 for the three months and six months ended June 30, 1998, respectively, which compared to sales of $672,000 in the corresponding periods of 1997. Product sales to related parties reflect sales of Dermagraft and Dermagraft-TC to the Dermagraft Joint Venture at cost. See Note 2 to the consolidated financial statements. The Company manufactures Dermagraft and Dermagraft-TC to meet the Dermagraft Joint Venture's forecasted requirements for sales, marketing and clinical trials. As discussed below, sales of Dermagraft and Dermagraft-TC to the Dermagraft Joint Venture were limited by the availability of product during the second quarter of 1998. In addition to product attributes and competition, growth in sales in 1998 and beyond will be sensitive to success in obtaining product reimbursement from both national healthcare systems and private insurers.

     Sales to outside customers of $293,000 and $520,000 in the three and six months ended June 30, 1998, respectively, compared to $450,000 for the three and six months ended June 30, 1997 from sales of Dermagraft-TC in the United States. There were no sales to outside customers in the first quarter of 1997, as Dermagraft-TC was first introduced in April 1997 for full-thickness burns and in October 1997 for partial-thickness burns.

     Following an inspection of its manufacturing facility by the FDA in late March 1998, the Company initiated the voluntary recall of certain product lots of Dermagraft-TC and Dermagraft which complied with finished product specifications, but contained a raw material that was out of specification. As a result of the recall, sales in both the first and second quarter of 1998 have been affected by the availability of product. The Company has responded to the issues raised during the facility inspection and is continuing to manufacture and, based on availability, ship and sell Dermagraft and Dermagraft-TC. The FDA is expected to re-inspect the Company's manufacturing facility during the third quarter of 1998. There can be no assurance that the Company will be able to satisfy the FDA's concerns, that the FDA will not raise additional issues or that other actions will not be taken.

     Revenues from contracts and fees were $2,077,000 and $4,741,000 for the three and six months ended June 30, 1998, respectively, compared to $2,947,000 and $5,596,000 for the corresponding periods of 1997. Contract revenues decreased $870,000 and $855,000 in the three and six months, respectively, reflecting lower contract revenues recognized for research and development and clinical activities performed for the Dermagraft and the Cartilage Joint Ventures and for associated administrative costs. See Note 2 to the consolidated financial statements. Future contract revenues will include costs associated with the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers in the second half of 1998.

     Cost of goods sold for the three and six months ended June 30, 1998 represents the cost of the Company's Dermagraft-TC product sold domestically and the cost of Dermagraft-TC and Dermagraft sold to the Dermagraft Joint Venture. Products are being sold to the Dermagraft Joint Venture at cost to manufacture including period costs. The Company initiated production of Dermagraft in its commercial facility in January 1998 and, accordingly, cost of goods sold has reflected costs associated with that facility such as depreciation and overhead since that date. Cost of goods sold for the six months ended June 30, 1998 also includes approximately $380,000 related to the product recall discussed above. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, the Company expects to continue to incur significant costs associated with excess production capacity within its manufacturing facility.

     Research and development expenditures decreased to $3,803,000 and $7,657,000 in the three and six months ended June 30, 1998, respectively, as compared to $4,497,000 and $9,465,000 in the corresponding periods of 1997. The decrease in research and development costs primarily reflects lower costs for both clinical trials and production for clinical trials of Dermagraft-TC and Dermagraft, for sponsored research programs and for the development of commercial manufacturing processes. Research and development costs are expected to increase during the last half of the year reflecting clinical trials and post-market studies of Dermagraft and Dermagraft-TC in venous, pressure and diabetic foot ulcers and for full and partial-thickness burns.

     Selling, general and administrative costs were $3,768,000 and $7,380,000 for the three and six months ended June 30, 1998, respectively, as compared to $3,641,000 and $6,761,000 in the corresponding periods of the prior year. The increase in selling, general and administrative expenses principally reflects higher compensation costs partially offset by lower expenditures for outside services related to the commercialization of products.

     Professional and consulting costs for legal, accounting and other consulting services incurred in the three and six months ended June 30, 1998 were $624,000 and $952,000, respectively, as compared to $678,000 and $1,352,000 for the corresponding periods of 1997. The decrease in professional and consulting fees in the six months ended June 30, 1998 principally reflects lower legal fees and lower costs for Dermagraft-related marketing consultants.

     Equity in losses of joint ventures were $4,637,000 and $8,889,000 for the three and six months ended June 30, 1998, respectively, compared to $2,642,000 and $4,349,000 for the corresponding periods of 1997. These amounts represent the Company's share of losses of the Dermagraft and Cartilage Joint Ventures. The increases in 1998 primarily reflect increased production costs and selling, general and administrative expenses in the Dermagraft Joint Venture. As the Company sells products to the Dermagraft Joint Venture at its cost to manufacture, costs of the commercial facility began to be recognized in cost of goods sold for the Dermagraft Joint Venture in January 1998. Selling, general and administrative expenses in the Dermagraft Joint Venture have increased to support the commercial introduction of Dermagraft in certain markets. The joint ventures' losses are expected to continue to increase in 1998 as Dermagraft and Dermagraft-TC are commercially introduced, as venous and pressure ulcers enter into clinical trials and as orthopedic cartilage research and development efforts continue.

     Interest income and other was $31,000 and $300,000 in the three and six months ended June 30, 1998, respectively, as compared to $685,000 and $978,000 in the corresponding periods of 1997. The decrease primarily represents lower interest income associated with reduced balances in cash equivalents and investments and the effect of Smith & Nephew's minority interest in DermEquip LLC. See Note 1 to the consolidated financial statements.

     Interest expense was $595,000 and $1,151,000 in the three and six months ended June 30, 1998, respectively, as compared to $251,000 and $256,000 in the corresponding periods in 1997. The increase principally reflects interest on notes payable to Smith & Nephew and The Chase Manhattan Bank. See Note 5 to the consolidated financial statements.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 1998, the Company had available working capital of $14,048,000, an increase of $832,000 from December 31, 1997. In addition, the Company raised $25 million through a private placement of Series B Convertible Preferred Stock in July 1998 (see Note 8 to the consolidated financial statements). The increase in working capital principally reflects $20 million from the sale of equity (see Note 2 to the consolidated financial statements) and funds received from borrowings (see Note 5 to the consolidated financial statements) substantially offset by funds used in operations, in support of the Dermagraft and Cartilage Joint Ventures, for capital expenditures and payments of debt. Capital expenditures of $2,496,000 in the first six months of 1998 relate primarily to the expansion of the Company's manufacturing facility and related process equipment.

     The Company expects to use working capital as it continues to incur substantial research and development expenses; additional costs in support of clinical trials; selling, general and administrative costs in support of product commercialization; and additional expenditures for capital equipment and patents. These increases are expected to be only partially offset by contract revenues received from the Cartilage and Dermagraft Joint Ventures with Smith & Nephew.

     In addition to available working capital, the Company has entered into an equity line which could provide up to $50 million in funding through the sale of Common Stock. Subject to certain conditions, the equity line is available until February 2000 (see Note 8 to the consolidated financial statements). Any decision to draw any funds under the equity line and the timing of any such draw are solely at the Company's discretion. Under the expanded Dermagraft Joint Venture, Smith & Nephew agreed to pay the Company $15 million, directly or through the Dermagraft
Joint Venture, upon the earlier of (i) FDA approval for the marketing of Dermagraft in the treatment of diabetic foot ulcers or (ii) January 4, 1999.
The Company also may have, under the terms of the private placement and subject to certain conditions, an option to sell an additional $25 million of the Series B Preferred Stock in the first quarter of 1999 (see Note 8 to the consolidated financial statements).

     To the extent necessary, further sources of funds may include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. There can be no assurance, however, that funds from these sources or those outlined above will be available when needed or on terms favorable to the Company, under existing arrangements or otherwise, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

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

Financial Condition
-------------------

     Cash, cash equivalents and short-term investments as of June 30, 1998 decreased by $121,000 as compared to December 31, 1997 principally reflecting the use of cash to fund operations, in support of the Dermagraft and Cartilage Joint Ventures and for capital expenditures and the payment of debt offset by proceeds from the sale of Common Stock to Smith & Nephew (see Note 2 to the consolidated financial statements) and funds received from borrowings (see Note 5 to the consolidated financial statements). The increase in debt reflects loans from Smith & Nephew and The Chase Manhattan Bank, partially offset by payments.

Year 2000 Compliance
--------------------

     Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company has begun the process of evaluating its information systems and to identify equipment and significant vendors that could be affected by the Year 2000 issue. Although its assessment of its Year 2000 issues is not complete, Advanced Tissue Sciences believes that its internal systems are Year 2000 compliant or will be replaced in connection with previously planned upgrades to information systems prior to the need to comply with Year 2000 requirements. However, a number of the Company's customers and vendors may be affected by Year 2000 issues that require that they expend significant resources to modify or replace their existing systems. To date, the Company has not identified any Year 2000 issues that will require a significant investment to be made by the Company to resolve; however, it is not possible to predict with any certainty (i) that the Company will identify all significant Year 2000 issues which could be material to its operations, (ii) that significant vendors will not be affected by Year 2000 and therefore may be unable to meet their commitments to the Company, (iii) that the Company will not identify Year 2000 issue that result in material costs to the Company, or (iv) that the Company will be able to adequately resolve or develop satisfactory contingency plans for identified Year 2000 issues.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1 - LEGAL PROCEEDINGS

     Several shareholders have filed lawsuits against the Company and two of its officers in the United States District Court for the Southern District of California. The lawsuits allege violations of the federal securities laws, and purport to seek damages on behalf of a class of shareholders who purchased Advanced Tissue Sciences, Inc. Common Stock during the period generally from January 13, 1997 through June 11, 1998. The Company believes that the lawsuits are without merit and intends to defend against them vigorously.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 20, 1998. During the Annual Meeting, the stockholders elected the following nominees to the Company's Board of Directors to serve for the term of one year or until their successors have been elected and qualified. The votes of the stockholders for each of the director nominees was as follows:


                   Nominee                  In Favor       Withheld
          ------------------------        ------------   ------------
          Arthur J. Benvenuto              37,221,321      491,460
          Dr. Gail K. Naughton             37,267,621      445,160
          Jerome E. Groopman, M.D.         37,277,591      435,190
          Jack L. Heckel                   37,277,431      435,350
          Ronald L. Nelson                 37,277,646      435,135
          Dayton Ogden                     37,279,176      433,605
          David S. Tappan, Jr.             37,268,631      444,150
          Dr. Gail R. Wilensky             37,275,251      437,530


     The stockholders also approved the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1998 with 37,243,531 shares in favor of the proposal, 346,695 shares opposed and 122,555 shares abstaining.

ITEM 5 - OTHER INFORMATION

     This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve risks and uncertainties within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, including, without limitation, those relating to strategic alliances (including potential milestone payments and revenues from joint ventures), the use of working capital, the sufficiency and availability of funds to support operations, and commercialization of the Company's products.

     In particular, the Company will need to successfully complete an additional controlled clinical trial of Dermagraft in the treatment of diabetic foot ulcers and submit a revised premarket approval application to the FDA. No assurance can be given that the FDA will approve the additional clinical trial as designed, the Company will successfully complete the clinical trial, the clinical trial will be completed within any specific timeframe or the Company will obtain FDA or other regulatory approvals of Dermagraft (or that any such approvals will be obtained on a timely basis). In addition, there can be no assurance the Company can successfully scale up manufacturing processes, launch its products within reasonable timeframes, obtain reimbursement for, or successfully commercialize any such products.

     Following an inspection of the Company's manufacturing facility by the FDA in March 1998, the FDA notified the Company of numerous objectionable observations with respect to its manufacturing and quality assurance processes and systems. The Company responded to the issues raised by the FDA and the manufacturing facility is scheduled to be re-inspected by the FDA in the third quarter of 1998. There can be no assurance, however, that the Company will be able to satisfy the FDA's concerns, that the FDA will not raise additional issues on re-inspection, or that other actions will not be taken with respect to the Company's manufacturing and quality assurance processes and systems.

     These and other risks are detailed in the Company's publicly available filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Actual results may differ materially from those currently anticipated as a result of such risks.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)   Exhibits

       Exhibit
         No.                     Title                        Method of Filing
       -------                   -----                        ----------------

        10.1     Heads of Agreement Between Advanced Tissue    Filed Herewith
                 Sciences, Inc. and Smith & Nephew plc Dated
                 August 6, 1998

         27      Financial Data Schedule                       Filed with
                                                               Electronic Copy
                                                               Only

  (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated June 11, 1998 under
Item 5 reporting that the U.S. Food and Drug Administration (FDA) had requested an additional controlled clinical trial be completed in support of its Premarket Approval (PMA) application of Dermagraft in the treatment of diabetic foot ulcers. The FDA indicated the PMA application was not approvable without supportive data from the additional clinical trial. The Company also reported the FDA had suggested that a Treatment Investigational Device Exemption (IDE) be submitted. The Treatment IDE is a new regulatory provision for devices that permits companies to make available promising new products under an agreed clinical protocol to patients with serious diseases for which there is no satisfactory alternative.

     The Company also filed a Current Report on Form 8-K dated June 23, 1998, reporting that a shareholder had filed a lawsuit against the Company and two of its officers in the United States District Court for the Southern District of California. The lawsuit alleges violations of the federal securities laws, and purports to seek damages on behalf of a class of shareholders who purchased Advanced Tissue Sciences, Inc. Common Stock during the period from January 13, 1997 through June 11, 1998. The Company stated it believes that the lawsuit is without merit and intends to defend against it vigorously.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ADVANCED TISSUE SCIENCES, INC.



Date:  August 13, 1998                    /s/ Arthur J. Benvenuto
       ---------------                 --------------------------------
                                       Arthur J. Benvenuto
                                       Chairman of the Board and Chief
                                       Executive Officer




Date:  August 13, 1998                    /s/ Michael V. Swanson
       ---------------                 --------------------------------
                                       Michael V. Swanson
                                       Vice President, Finance and
                                       Administration