Form 10-Q/A
period 1998-03-31
ADVANCED TISSUE SCIENCES INC
filed 1998-08-27
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                                AMENDMENT NO. 1
                                   ---------


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

                           EXPLANATORY STATEMENT

The undersigned registrant hereby amends Part I, Item 1 and Part II, Item 2 of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. In Part I, Item 1, the Consolidated Balance Sheet as of March 31, 1998 and Consolidated Statement of Cash Flows for the three months ended March 31, 1998 have been restated to correct the classification of investment securities between short-term investments and cash equivalents. Part II,
Item 2 has been added to the Form 10-Q with respect to the sale of unregistered shares of the Company's Common Stock.


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

                        ADVANCED TISSUE SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    March 31,     December 31,
                                                      1998           1997
                                                  ------------    ------------
                                                  (Unaudited)
  ASSETS

Current assets:
   Cash and cash equivalents                       $    20,159     $   15,086
   Short-term investments                                5,972          2,000
   Receivables from related parties                      2,120            332
   Inventory                                             3,806          4,643
   Other current assets                                  1,514          1,063
                                                   -----------     ----------
       Total current assets                             33,571         23,124
Property - net                                          23,648         23,190
Patent costs - net                                       1,631          1,608
Other assets                                             2,010          2,538
                                                   -----------     ----------
       Total assets                                $    60,860     $   50,460
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

                        ADVANCED TISSUE SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)



                                                 Three Months Ended March 31,
                                               --------------------------------
                                                   1998               1997
                                               ------------       -------------
                                                         (Unaudited)
Operating activities:
   Net loss                                    $   (10,955)       $    (7,532)
   Adjustments to reconcile net loss
    to cash used in operating activities:
      Depreciation and amortization                  1,147                510
      Equity in losses of joint ventures             4,252              1,707
      Other adjustments to net loss                    115                 56
      Change in assets and liabilities:
        Receivables from related parties            (1,788)            (1,606)
        Inventory                                      837               (789)
        Other current assets                          (451)               645
        Accounts payable                               111                363
        Accrued expenses                            (1,403)              (676)
                                               -----------         ----------
           Net cash used in operating
            activities                              (8,135)            (7,322)
                                               -----------         ----------
Investing activities:
   Purchases of short-term investments              (3,972)                --
   Maturities and sales of short-term
    investments                                         --                998
   Acquisition of property                          (1,639)            (3,012)
   Investment in joint ventures                     (4,350)            (1,905)
   Patent application costs                            (34)               (90)
   Other long-term assets                              626               (561)
                                               -----------         ----------
           Net cash used in investing
            activities                              (9,369)            (4,570)
                                               -----------         ----------
Financing activities:
   Proceeds from borrowings                          1,705             10,000
   Payments of borrowings                              (50)                (5)
   Net proceeds from sale of equity                 20,000                 --
   Options exercised                                   844                301
   Other long-term obligations                          78                 --
                                               -----------         ----------
           Net cash provided by financing
            activities                              22,577             10,296
                                               -----------         ----------
Net increase (decrease) in cash and cash
 equivalents                                         5,073             (1,596)
Cash and cash equivalents at beginning
 of period                                          15,086             27,907
                                               -----------         ----------
Cash and cash equivalents at end of period     $    20,159         $   26,311
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

The results of operations of the joint ventures for the three months ended March 31, 1998 and 1997 are as follows (in thousands):


                          Dermagraft Joint Venture   Cartilage Joint Venture
                          ------------------------   -----------------------
                             1998          1997         1998         1997
                          ----------    ----------   ----------   ----------

Sales                     $      75     $      --    $      --    $      --
Cost of goods sold            2,582            --           --           --
Other costs and expenses      4,529         2,109        1,475        1,863
Net loss                      7,036         2,109        1,475        1,863


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
                                =========                      =========


                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 2 - CHANGES IN SECURITIES

     In January 1998, the Company issued and sold 1,533,115 shares of the Company's Common Stock, resulting in $20 million in proceeds to the Company. These shares were sold pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ADVANCED TISSUE SCIENCES, INC.



Date: August 27, 1998                           /s/ Arthur J. Benvenuto
      ---------------                       -------------------------------
                                            Arthur J. Benvenuto
                                            Chairman of the Board and
                                            Chief Executive Officer



Date: August 27, 1998                           /s/ Michael V. Swanson
      ---------------                       -------------------------------
                                            Michael V. Swanson
                                            Vice President, Finance and
                                            Administration