Form 10-Q
period 1998-09-30
ADVANCED TISSUE SCIENCES INC
filed 1998-11-13
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    ---------


        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                   OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO _______


                        COMMISSION FILE NUMBER:  0-016607



                         ADVANCED TISSUE SCIENCES, INC.
               (Exact name of registrant as specified in charter)

                                ---------


           Delaware                                      14-1701513
 -------------------------------                      ------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

10933 North Torrey Pines Road, La Jolla, California           92037
----------------------------------------------------        ---------
    (Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code:  (619) 450-5730

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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at November 2, 1998 was 39,324,173.

                         ADVANCED TISSUE SCIENCES, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                      INDEX
                                      -----


Part I - Financial Information
------------------------------

                                                                        Page
                                                                        ----
   Item 1 - Financial Statements

           Introduction to the Financial Statements...................    1

           Consolidated Balance Sheets -
             September 30, 1998 and December 31, 1997.................    2

           Consolidated Statements of Operations -
             Three and Nine Months Ended September 30, 1998 and 1997..    3

           Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1998 and 1997............    4

           Consolidated Statement of Stockholders' Equity -
             Nine Months Ended September 30, 1998.....................    5

           Notes to the Consolidated Financial Statements.............   6-10

   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................  11-15


Part II -  Other Information
----------------------------

   Item 1 - Legal Proceedings.........................................    16

   Item 2 - Changes in Securities.....................................    16

   Item 5 - Other Information.........................................  16-17

   Item 6 - Exhibits and Reports on Form 8-K..........................    17


Signatures............................................................    17

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS


                    INTRODUCTION TO THE FINANCIAL STATEMENTS

The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

The financial information presented in this Quarterly Report on Form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                         ADVANCED TISSUE SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             September 30,     December 31,
                                                  1998             1997
                                            ---------------   --------------
                                              (Unaudited)
    ASSETS
Current assets:
   Cash and cash equivalents                $       25,082    $      15,086
   Short-term investments                            6,994            2,000
   Inventory                                         3,773            4,643
   Other current assets                              2,480            1,395
                                            --------------    -------------

       Total current assets                         38,329           23,124
Property - net                                      23,098           23,190
Patent costs - net                                   1,781            1,608
Other assets                                         1,307            2,538
                                            --------------    -------------

       Total assets                         $       64,515    $      50,460
                                            ==============    =============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt
     and capital lease obligations          $        2,740    $       1,939
   Accounts payable                                  1,520              958
   Accrued expenses                                  5,759            7,011
                                            --------------    -------------

       Total current liabilities                    10,019            9,908
Long-term debt and capital lease
  obligations                                       27,571           26,157
Other long-term liabilities                            479              245
Minority interest in consolidated
  subsidiary                                           300              184
                                            --------------    -------------

       Total liabilities                            38,369           36,494
                                            --------------    -------------

Redeemable Convertible Series B
  Preferred Stock, $.01 par value; 1,000
  shares authorized; 100 shares issued
  and outstanding at September 30, 1998
  and none at December 31, 1997 (aggregate
  redemption and liquidation value of
  $5,056 at September 30, 1998)                      5,000               --
                                            --------------    -------------

Stockholders' Equity:
   Convertible Series B Preferred Stock,
    $.01 par value; 400 shares issued
    and outstanding at September 30, 1998
    and none at December 31, 1997
    (aggregate liquidation value of
    $20,225 at September 30, 1998)                      --               --
   Accrued cumulative preferred stock
    dividends                                          281               --
   Common Stock, $.01 par value;
    100,000,000 shares authorized; issued
    and outstanding, 39,324,173 shares at
    September 30, 1998 and 37,673,983 shares
    at December 31, 1997                               393              377
   Additional paid-in capital                      231,156          189,679
   Accumulated deficit                            (209,765)        (175,171)
                                              ------------     ------------

                                                    22,065           14,885
   Less note received in connection with
    sale of Common Stock                              (919)            (919)
                                             -------------     ------------

       Total stockholders' equity                   21,146           13,966
                                             -------------     ------------

       Total liabilities and stockholders'
        equity                               $      64,515     $     50,460
                                             =============     ============

        See accompanying notes to the consolidated financial statements.

                          ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             Three Months Ended              Nine Months Ended
                                                 September 30,                 September 30,
                                         -------------------------       -------------------------
                                             1998          1997              1998         1997
                                         -----------   -----------       -----------  ------------
                                                                 (Unaudited)
Revenues:
  Product sales -
    Related parties                      $     2,207   $       723       $     6,685   $       945
    Others                                       515           173             1,035           623
  Contracts and fees -
    Related parties                            1,565         2,372             6,078         7,958
    Others                                       171            --               399            10
                                         -----------   -----------       -----------   -----------
    Total revenues                             4,458         3,268            14,197         9,536
                                         -----------   -----------       -----------   -----------
Costs and expenses:
  Research and development                     3,613         4,212            11,270        13,677
  Selling, general and administrative          3,585         3,702            10,965        10,463
  Cost of goods sold                           4,114         1,090            11,066         1,798
  Professional and consulting                    795           671             1,747         2,023
                                         -----------   -----------       -----------   -----------
    Total costs and expenses                  12,107         9,675            35,048        27,961
                                         -----------   -----------       -----------   -----------
Loss from operations before equity in
  losses of joint ventures                    (7,649)       (6,407)          (20,851)      (18,425)

Equity in losses of joint ventures            (3,817)       (2,571)          (12,706)       (6,920)
                                         -----------   -----------       -----------   -----------
Loss from operations                         (11,466)       (8,978)          (33,557)      (25,345)

Other income (expense):
  Interest income and other                      422           289               722         1,267
  Interest expense                              (608)         (299)           (1,759)         (555)
                                         -----------   -----------       -----------   -----------
Net loss                                     (11,652)       (8,988)          (34,594)      (24,633)

Dividends on preferred stock                    (281)           --              (281)           --
                                         -----------   -----------       -----------   -----------

Net loss applicable to common stock      $   (11,933)  $    (8,988)      $   (34,875)  $   (24,633)
                                         ===========   ===========       ===========   ===========

Basic and diluted loss per common share  $      (.30)  $      (.24)      $      (.89)  $      (.66)
                                         ===========   ===========       ===========   ===========
Weighted average number of common
  shares used in computation of basic
  and diluted loss per share                  39,324        37,568            39,194        37,525
                                         ===========   ===========       ===========   ===========

            See accompanying notes to the consolidated financial statements.

                          ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                               Nine Months Ended September 30,
                                                              ---------------------------------
                                                                   1998                1997
                                                              --------------      -------------
                                                                         (Unaudited)
Operating activities:
   Net loss                                                   $    (34,594)      $    (24,633)
   Adjustments to reconcile net loss to cash used in
     operating activities:
      Equity in losses of joint ventures                             12,706             6,920
      Depreciation and amortization                                   3,506             1,567
      Compensation for services paid in stock, stock
         options or warrants                                            914               328
      Other adjustments to net loss                                     311               148
      Change in assets and liabilities:
        Inventory                                                       870            (2,671)
        Other current assets                                         (1,085)              203
        Accounts payable                                                562              (713)
        Accrued expenses                                             (1,252)              280
                                                              -------------      ------------

          Net cash used in operating activities                     (18,062)          (18,571)
                                                              -------------      ------------

Investing activities:
   Purchases of short-term investments                              (10,943)           (4,250)
   Maturities and sales of short-term investments                     5,949            10,810
   Acquisition of property                                           (3,575)          (11,297)
   Distribution from joint ventures                                   3,139                --
   Equity investment in joint ventures                              (16,769)           (7,440)
   Patent application costs                                            (207)             (179)
   Other assets                                                       2,246            (2,947)
                                                              -------------      ------------

          Net cash used in investing activities                     (20,160)          (15,303)
                                                              -------------      ------------

Financing activities:
   Proceeds from borrowings                                           3,659            25,364
   Payments of borrowings                                            (1,444)              (34)
   Net proceeds from sale of preferred stock                         24,917                --
   Net proceeds from sale of common stock                            20,000                --
   Options and warrants exercised                                       852               947
   Other long-term obligations                                          234                --
                                                              -------------      ------------

          Net cash provided by financing activities                  48,218            26,277
                                                              -------------      ------------

Net increase (decrease) in cash and cash equivalents                  9,996            (7,597)
Cash and cash equivalents at beginning of period                     15,086            27,907
                                                              -------------      ------------

Cash and cash equivalents at end of period                    $      25,082      $     20,310
                                                              =============      ============

           See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)




                                                                                Additional
                                 Preferred Stock            Common Stock          Paid-In
                             -----------------------    --------------------
                               Shares       Amount        Shares     Amount       Capital
                             ---------    ----------    ---------- ---------    ----------
Balance, December 31, 1997                              37,673,983  $    377    $  189,679

Sale of Common Stock                                     1,533,115        15        19,985

Sale of Preferred Stock           400     $      --                                 19,917

Options exercised                                          117,075         1           851

Options and warrants
  granted for services                                                               1,005

Accrued dividends on
  Preferred Stock                                                                     (281)

Net loss                     --------     ---------     ----------   -------    ----------

Balance, September 30, 1998       400     $      --     39,324,173   $   393    $   231,156
                             ========     =========     ==========   =======    ===========


                                                      Accrued           Total
                                                     Dividends/        Stock-
                                  Accumulated          Note           Holders'
                                    Deficit          Receivable        Equity
                                  -----------        ----------     -----------
Balance, December 31, 1997        $ (175,171)        $    (919)     $    13,966

Sale of Common Stock                                                     20,000

Sale of Preferred Stock                                                  19,917

Options exercised                                                           852

Options and warrants
  granted for services                                                    1,005

Accrued dividends on
  Preferred Stock                                           281              --

Net loss                             (34,594)                           (34,594)
                                  ----------         ----------     -----------

Balance, September 30, 1998       $ (209,765)        $     (638)    $    21,146
                                  ==========         ==========     ===========

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

Reclassification - Certain reclassifications have been made to prior year amounts to conform to the presentation for the three and nine months ended September 30, 1998.

NOTE 2 - STRATEGIC ALLIANCES

In April 1996, the Company entered into an agreement with Smith & Nephew to form a joint venture for the worldwide commercialization of Dermagraft(R), the Company's tissue engineered dermal skin replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). In January 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. At that time, the Company retained the exclusive right to market TransCyte(TM)
(formerly Dermagraft-TC(R)), a temporary covering for full and partial-thickness burns, in the United States, while the Dermagraft Joint Venture was granted the right to market TransCyte for other skin wounds in the United States. In August 1998, the Company and Smith & Nephew expanded the
Dermagraft Joint Venture to include exclusive rights to TransCyte for full and partial-thickness burns in the United States effective October 1998.
Smith & Nephew is a worldwide healthcare company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue.

As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996. In addition, as a part of the agreement to expand the joint venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of the Company's Common Stock at approximately $13.05 per share in January 1998. The Company will also receive an additional $15 million, directly or through the Dermagraft Joint Venture, upon the earlier of (i) U.S. Food and Drug Administration ("FDA") approval for the marketing of Dermagraft in the treatment of diabetic foot ulcers or (ii) January 4, 1999, and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, further payments of up to $136 million. Sales of TransCyte will be included in determining whether sales levels for milestone payments from Smith & Nephew have been achieved.

In the expanded joint venture, the Company and Smith & Nephew will continue to share equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous and pressure ulcers. In addition, the Company will fund certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. However, such manufacturing and distribution costs are to be returned to the Company out of future gross margin or net profits, if any, from sales of TransCyte for burns in the United States. Under the expanded joint venture, the Company will continue to manufacture and Smith & Nephew will continue to market and sell the joint venture's products.

During the three and nine-month periods ended September 30, 1998, the Company recognized $996,000 and $4,137,000 in contract revenues for research and development activities performed for the Dermagraft Joint Venture, as compared
to $1,420,000 and $5,057,000 during the corresponding periods of 1997.    In
addition, during the three and nine-month periods ended September 30, 1998, product sales to related parties include products sold to the Dermagraft Joint Venture of $2,207,000 and $6,685,000, respectively, which compared to sales of $723,000 and $945,000 for the corresponding three and nine-month periods in 1997. Such product sales to the Dermagraft Joint Venture are equal to the Company's cost of goods sold for such products.

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The Cartilage Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew are sharing equally in Cartilage Joint Venture revenues and expenditures. During the three and nine months ended September 30, 1998, the Company recognized $569,000 and $1,941,000, respectively, in contract revenues for research and development activities performed for the Cartilage Joint Venture, as compared with $952,000 and $2,901,000 during the corresponding periods of 1997.

The results of operations of the joint ventures for the three and nine months ended September 30, 1998 and 1997 are as follows (in thousands):


                                Three Months Ended           Nine Months Ended
                                   September 30,               September 30,
                            --------------------------   -------------------------
                               1998            1997         1998           1997
                            ----------      ----------   ----------     ----------
Dermagraft Joint Venture
------------------------

Sales                       $     104       $      --    $     230      $      --
Cost of goods sold              2,347              --        7,318             --
Other costs and expenses        4,435           3,695       15,210          9,456
Net loss                        6,678           3,695       22,298          9,456

Cartilage Joint Venture
-----------------------

Costs and expenses          $   1,090       $   1,604    $   3,564      $   5,250
Net loss                        1,090           1,604        3,564          5,250


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost, principally standard costs which approximate actual costs on a first-in, first-out basis, or market and consist of the following components as of September 30, 1998 and December 31, 1997 (in thousands):

                                          September 30,         December 31,
                                             1998                   1997
                                          -------------         ------------

      Raw materials and supplies           $   2,936             $   3,295
      Work-in-process                            727                   347
      Finished goods                             110                 1,001
                                           ---------             ---------
                                           $   3,773             $   4,643
                                           =========             =========

NOTE 4 - CONTINGENCIES - LEGAL PROCEEDINGS

Since June 1998, several lawsuits have been filed in the United States District Court for the Southern District of California against the Company and two of its officers. The lawsuits allege violations of the federal securities laws arising out of alleged misstatements and alleged failures to disclose certain material facts concerning the clinical trials and obtaining FDA approval of Dermagraft for the treatment of diabetic foot ulcers in the United States. The lawsuits purport to seek damages on behalf of a class of shareholders who purchased Advanced Tissue Sciences, Inc. Common Stock during the period generally from January 13, 1997 through September 11, 1998. The complaints in the lawsuits do not specify an amount of claimed damages. The Company believes that the lawsuits are without merit and intends to defend against them vigorously. In addition, the Company believes the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, there can be no assurance that an adverse result would not have a material adverse effect on the Company.

NOTE 5 - LONG-TERM DEBT

In March 1998, DermEquip borrowed an additional $1.4 million under the term loan agreement with The Chase Manhattan Bank (the "Chase Loan") bringing borrowings under the Chase Loan to $16 million, the total amount available under the facility. During 1998, the Company has borrowed an additional $1,950,000 from Smith & Nephew pursuant to a commitment as a part of the agreement to form the Cartilage Joint Venture (see Note 2). Under the terms of that joint venture agreement, the Company may borrow up to a total of $10 million of which $5.4 million had been drawn as of September 30, 1998. Debt and other long-term obligations as of September 30, 1998 and December 31, 1997 were as follows (in thousands):


                                           September 30,     December 31,
                                               1998              1997
                                           -------------     ------------

      Chase Loan                             $  14,720        $  14,600
      Smith & Nephew notes:
        Dermagraft Joint Venture                10,000           10,000
        Cartilage Joint Venture                  5,350            3,400
      Capital leases and other                     241               96
      Less current portion                      (2,740)          (1,939)
                                             ---------        ---------
                                             $  27,571        $  26,157
                                             =========        =========

NOTE 6 - CAPITAL STOCK

Series B Convertible Preferred Stock

In July 1998, the Company raised $25 million through a private placement of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to a group of investors (the "Investors"). Subject to adjustment in certain events, the Series B Preferred Stock is convertible into Common Stock of the Company at $4.77 per share (the "Conversion Price"). The Conversion Price will be increased by one-half the amount by which the market price of the Common Stock on the date of conversion exceeds $7.96 per share, if any. Conversely, should the average daily trading price (as defined in the agreements) prior to a conversion be equal to or below $3.58 per share, the Conversion Price will be equal to such average daily trading price. The Series B Preferred Stock accrues dividends at 5% per annum. Dividends are payable quarterly in Common Stock or cash at the option of the Company beginning in the first quarter of 1999.

To the extent not previously converted, the Series B Preferred Stock is, at the election of the Company, redeemable at $50,000 per share plus accrued dividends or convertible into Common Stock three years from the date of issuance subject to extension in certain circumstances. Twenty percent of the Series B Preferred Stock is redeemable at 125% of liquidation value at the option of the holders upon the occurrence of certain events such as a change in control or suspension or delisting from The Nasdaq National Market, or at the Conversion Price plus accrued dividends on a failure to have adequate shares authorized, registered and available for conversion of the Series B Preferred Stock. Accordingly, $5 million of the Series B Preferred Stock has been reflected as redeemable preferred stock in the accompanying balance sheet. Subsequent to September 30, 1998, in November, fifty shares of the Convertible Series B Preferred Stock plus accrued dividends were converted into 1,012,394 shares of Common Stock at an average price of $2.47 per share.

Under the terms of the private placement and subject to certain conditions, the Company has the option to sell an additional $25 million of the Series B Preferred Stock in the first quarter of 1999 to the Investors. Conditions to the Company's option include, but are not limited to, registering the Common Stock issuable on conversion under the Securities Act of 1933 and a minimum trading price for the Common Stock of $5.50 per share, among others.

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

NOTE 7 - BASIC AND DILUTED LOSS PER SHARE

As required, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("FAS No. 128") for the year ended December 31, 1997. FAS No. 128 changes the method used to calculate earnings per share and requires the restatement of all prior periods reported. Under FAS No. 128, the Company is required to present basic and diluted earnings per common share if applicable. Basic earnings per common share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per common share includes the weighted average number of common shares outstanding and gives effect to potentially dilutive common shares such as options and warrants outstanding.

The net loss applicable to common stockholders used in the calculation of basic and diluted loss per common share for the three and nine months ended September 30, 1998 includes dividends of $281,000 accrued on the Company's Series B Preferred Stock (see Note 6) during such periods. Both the basic and diluted loss per common share for the three and nine months ended September 30, 1998 and 1997 are based on the weighted average number of shares of Common Stock outstanding during the periods.

Potentially dilutive securities include options and warrants outstanding, debt convertible into Common Stock and convertible preferred stock; however, such securities have not been included in the calculation of the diluted loss per common share as their effect is antidilutive. In addition, as such securities are antidilutive, there is no difference between basic and diluted loss per common share for the periods presented and there was no change in the loss per share for the three and nine-month periods ended September 30, 1997 related to the adoption of FAS 128.

NOTE 8 - STOCK OPTIONS

The following table summarizes activity under the Company's 1997 Stock Incentive Plan (the "1997 Plan") and for other options and warrants for Common Stock for the nine months ended September 30, 1998:


                                          1997 Plan              Other Options and Warrants
                                  ---------------------------   ---------------------------
                                                 Weighted                      Weighted
                                    Number     Average Price      Number     Average Price
                                   of Shares     Per Share       of Shares     Per Share
                                  ----------- ---------------   ---------   ---------------
 Outstanding, December 31, 1997    4,115,150     $ 10.26         1,459,640     $  7.21
   Granted                           941,679     $  6.70            50,000     $ 14.00
   Exercised                        (117,075)    $  7.28                --          --
   Canceled                         (971,456)    $ 12.66                --          --
                                   ---------                     ---------

 Outstanding, September 30, 1998   3,968,298     $  8.91         1,509,640     $  7.44
                                   =========                     =========

In August 1998, the Board of Directors approved a plan whereby each employee option holder under the 1997 Plan, excluding officers and directors of the Company, could exchange all of their current vested and unvested options with an exercise price in excess of $7.00 per share for new options priced at market value as of August 6, 1998. Specifically, existing options with exercise prices between $7.01 and $11.00 per share were exchangeable three shares for two and existing options priced above $11.00 were exchangeable two shares for one. A total of 649,210 existing option shares at an average price of $12.68 were exchanged for 360,534 replacement option shares with an exercise price of $3.34. These replacement options vest on the same basis as the replaced options but require that the employee continue their employment with the Company for a minimum of one year from the date of grant in order for any of the shares to vest. The replacement options are included as both grants and cancellations in the above summary of stock option activity.

During the nine months ended September 30, 1998, the Company issued a warrant exercisable for Common Stock as a commitment fee for extending an equity line. The warrants have been valued at $418,000 representing the amount of the commitment fee as negotiated between the parties.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advanced Tissue Sciences, Inc. (the "Company" or "Advanced Tissue Sciences") is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using its proprietary tissue engineering technology. The Company's leading therapeutic products are tissue engineered skin products, TransCyte(TM) (formerly Dermagraft-TC(R)) for the temporary covering of severe and partial-thickness burns and Dermagraft(R) for the treatment of severe skin ulcers. In addition to its TransCyte and Dermagraft skin products, the Company is focusing its resources on the development of tissue engineered cartilage and cardiovascular products.

In March 1997, the Company received marketing approval in the United States from the U.S. Food and Drug Administration (the "FDA") for its first therapeutic product, TransCyte, as a temporary covering for severe, full-thickness burns.
In addition, in October 1997, the Company received FDA approval to market TransCyte for partial-thickness burns in the United States. Through September 1998, TransCyte was marketed for burns by Advanced Tissue Sciences through a direct sales force in the United States. As of October 1998, TransCyte is being marketed in the United States and throughout the rest of the world for burn and wound care applications under a recently expanded joint venture with Smith & Nephew plc ("Smith & Nephew").

Dermagraft was approved for sale in Canada in August 1997 and was introduced in the United Kingdom and several other European countries late in 1997 through the joint venture with Smith & Nephew. The Company also submitted a Premarket Approval (PMA) application to the FDA for approval to market Dermagraft for the treatment of diabetic foot ulcers in the United States. An FDA advisory panel recommended approval of Dermagraft with the condition that the Company perform a post-marketing study to confirm efficacy and provide physician training. However, in June 1998, the FDA decided the PMA application was not approvable without supportive data from an additional controlled clinical trial. The Company has received approval from the FDA allowing it to begin the requested clinical trial. Based on the clinical plan, the Company believes the additional data could be available for submission in twelve to eighteen months after trial initiation, assuming a reasonable rate of patient enrollment and data consistent with its previous PMA submission.

In April 1996, the Company entered into an agreement with Smith & Nephew to form a joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. Under the joint venture agreement, all expenses and revenues associated with the development and commercialization of Dermagraft for diabetic foot ulcers from January 1997 are shared equally by the joint venture partners. In January 1998, Advanced Tissue Sciences and Smith & Nephew expanded the Dermagraft Joint Venture to include additional technology for the treatment of skin tissue wounds and applications such as venous ulcers, pressure ulcers and burns. In August 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include exclusive rights to TransCyte for full and partial-thickness burns in the United States effective October 1998. Under the expanded joint venture, Advanced Tissue Sciences and Smith & Nephew will continue to share equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million in expense for conducting clinical trials and regulatory support of Dermagraft and TransCyte in the treatment of venous ulcers and pressure ulcers. In addition, the Company will fund certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. See Note 2 to the consolidated financial statements.

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

The Company has incurred, and expects to continue to incur, substantial expenditures in support of the commercialization, development and clinical trials of its TransCyte and Dermagraft products for burn and skin ulcer applications, for manufacturing systems and in advancing other applications of the Company's core technology. In particular, the Company will incur, either directly or through the Dermagraft Joint Venture, substantial and increasing costs for the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers and in support of clinical trials and post-market studies of Dermagraft and TransCyte in venous, pressure and diabetic foot ulcers and for full and partial-thickness burns.

Results of Operations
---------------------

Product sales totaled $2,722,000 and $7,720,000 for the three and nine months ended September 30, 1998, respectively, which compared to sales of $896,000 and $1,568,000 in the corresponding periods of 1997. Product sales to related parties reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost. See Note 2 to the consolidated financial statements. The Company manufactures Dermagraft and TransCyte to meet the Dermagraft Joint Venture's forecasted requirements for sales, marketing and clinical trials. Increased product sales to the Dermagraft Joint Venture in 1998 reflect increased manufacturing costs as discussed with respect to cost of goods sold below. In addition, commercial sales to the Dermagraft Joint Venture did not begin until the second quarter of 1997. In addition to product attributes and competition, growth in sales in 1998 and beyond will be sensitive to the Dermagraft Joint Venture's success in obtaining product reimbursement from both national healthcare systems and private insurers.

Sales of TransCyte to outside customers in the United States were $515,000 and $1,035,000 in the three and nine months ended September 30, 1998, respectively, compared to $173,000 and $623,000 for the three and nine months ended September 30, 1997. There were no sales to outside customers in the first quarter of 1997, as TransCyte was first introduced in April 1997 for full-thickness burns and in October 1997 for partial-thickness burns. As discussed above, effective October 1998, the Dermagraft Joint is selling TransCyte for burns in the United States and the Company will no longer have product sales other than to the joint venture.

Revenues from contracts and fees were $1,736,000 and $6,477,000 for the three and nine months ended September 30, 1998, respectively, compared to $2,372,000 and $7,968,000 for the corresponding periods of 1997. Contract revenues decreased $636,000 and $1,491,000 in the three and nine months, respectively, reflecting lower contract revenues recognized for research and development and clinical activities performed for the Dermagraft and the Cartilage Joint Ventures and for associated administrative costs. See Note 2 to the consolidated financial statements. Future contract revenues will include costs associated with the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers.

Cost of goods sold for the three and nine months ended September 30, 1998 represents the cost of the Company's TransCyte product sold domestically and the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture. Cost of goods sold in 1997 represents costs to manufacture TransCyte since its introduction in April 1997 and sales to the Dermagraft Joint Venture beginning in the second quarter of 1997. Products are being sold to the Dermagraft Joint Venture at cost to manufacture including period costs. The Company initiated production of Dermagraft in its commercial facility in January 1998 and, accordingly, cost of goods sold has reflected costs associated with that facility such as depreciation and overhead since that date. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, the Company expects to continue to incur significant costs associated with excess production capacity within its manufacturing facility.

Research and development expenditures decreased to $3,613,000 and $11,270,000 in the three and nine months ended September 30, 1998, respectively, as compared to $4,212,000 and $13,677,000 in the corresponding periods of 1997. The decrease in research and development costs primarily reflects lower costs for sponsored research programs, for both clinical trials and production for clinical trials of TransCyte and Dermagraft and for the development of commercial manufacturing processes. Research and development costs are expected to increase during the fourth quarter of the year reflecting clinical trials and post-market studies of Dermagraft and TransCyte in venous, pressure and diabetic foot ulcers and for full and partial-thickness burns.

Selling, general and administrative costs were $3,585,000 and $10,965,000 for the three and nine months ended September 30, 1998, respectively, as compared to $3,702,000 and $10,463,000 in the corresponding periods of the prior year. The decrease in selling, general and administrative costs for the third quarter 1998 principally reflects lower expenditures for marketing costs related to the commercialization of products. The increase in selling, general and administrative expenses for the 1998 nine-month period principally reflects higher compensation costs partially offset by lower expenditures for marketing costs related to the commercialization of products. Selling costs will decrease in subsequent periods as the sales and marketing of TransCyte for burns has been transferred to the Dermagraft Joint Venture effective October 1998.

Professional and consulting costs for legal, accounting and other consulting services incurred in the three and nine months ended September 30, 1998 were $795,000 and $1,747,000, respectively, as compared to $671,000 and $2,023,000 for the corresponding periods of 1997. The increase in professional and consulting fees in the third quarter 1998 compared to the third quarter 1997 was primarily related to preparation for the reinspection of the Company's manufacturing facility by the FDA in September 1998. The decrease in professional and consulting fees in the nine months ended September 30, 1998 principally reflects lower legal fees and lower costs for Dermagraft-related marketing consultants.

Equity in losses of joint ventures were $3,817,000 and $12,706,000 for the three and nine months ended September 30, 1998, respectively, compared to $2,571,000 and $6,920,000 for the corresponding periods of 1997. These amounts represent the Company's share of losses of the Dermagraft and Cartilage Joint Ventures. The increases in 1998 primarily reflect increased manufacturing costs and selling, general and administrative expenses in the Dermagraft Joint Venture.
As the Company sells products to the Dermagraft Joint Venture at its cost to manufacture, costs of the commercial facility began to be recognized in cost of goods sold for the Dermagraft Joint Venture in January 1998. Selling, general and administrative expenses in the Dermagraft Joint Venture have increased to support the commercial introduction of Dermagraft in certain markets. The joint ventures' losses are expected to continue in 1998 and 1999 as Dermagraft and TransCyte are commercially introduced, in support of clinical trials of Dermagraft and TransCyte and as orthopedic cartilage research and development efforts continue.

Interest income and other was $422,000 and $722,000 in the three and nine months ended September 30, 1998, respectively, as compared to $289,000 and $1,267,000 in the corresponding periods of 1997. The increase for the third quarter 1998 compared to the third quarter 1997 reflects higher cash balances available for investment in the 1998 quarter due to the $25 million Series B Convertible Preferred Stock private placement in July 1998. The decrease for the nine-month period of 1998 primarily represents lower interest income associated with reduced average balances in cash equivalents and investments during the period and the effect of Smith & Nephew's minority interest in DermEquip LLC. See Note 1 to the consolidated financial statements.

Interest expense was $608,000 and $1,759,000 in the three and nine months ended September 30, 1998, respectively, as compared to $299,000 and $555,000 in the corresponding periods in 1997. The increase principally reflects interest on notes payable to Smith & Nephew and The Chase Manhattan Bank. See Note 5 to the consolidated financial statements.

Liquidity and Capital Resources
-------------------------------

As of September 30, 1998, the Company had available working capital of $28,310,000, an increase of $15,094,000 from December 31, 1997. The increase in working capital principally reflects $20 million from the sale of equity (see
Note 2 to the consolidated financial statements), $25 million from a private placement of Series B Convertible Preferred Stock in July 1998 (see Note 6 to the consolidated financial statements) and funds received from borrowings (see Note 5 to the consolidated financial statements) substantially offset by funds used in operations, in support of the Dermagraft and Cartilage Joint Ventures, for capital expenditures and payments of debt. Capital expenditures of $3,575,000 in the first nine months of 1998 relate primarily to the Company's manufacturing facility and related process equipment.

The Company expects to use working capital as it continues to incur substantial research and development expenses; additional costs in support of clinical trials; selling, general and administrative costs in support of product commercialization; and additional expenditures for capital equipment and patents both directly and in support of the Dermagraft and Cartilage Joint Ventures. These increases are expected to be only partially offset by contract revenues received from the Dermagraft and Cartilage Joint Ventures with Smith & Nephew.

In addition to available working capital, the Company has entered into an equity line which could provide up to $50 million in funding through the sale of Common Stock. Subject to certain conditions, the equity line is available until February 2000 (see Note 6 to the consolidated financial statements). Any decision to draw any funds under the equity line and the timing of any such draw are solely at the Company's discretion. Under the expanded Dermagraft Joint Venture, Smith & Nephew agreed to pay the Company $15 million, directly or through the Dermagraft Joint Venture, upon the earlier of (i) FDA approval for the marketing of Dermagraft in the treatment of diabetic foot ulcers or (ii) January 4, 1999. The Company also may have, under the terms of the private placement and subject to certain conditions, an option to sell an additional $25 million of the Series B Preferred Stock in the first quarter of 1999 (see Note 6 to the consolidated financial statements). Conditions of the Company's option include having the Common Stock issuable on conversion registered and the Common Stock must be trading above $5.49 per share, among others.

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

Financial Condition
-------------------

Cash, cash equivalents and short-term investments as of September 30, 1998 increased by $14,990,000 as compared to December 31, 1997 principally reflecting proceeds from the sale of Common Stock to Smith & Nephew (see Note 2 to the consolidated financial statements), proceeds from the private placement of $25 million in Series B Convertible Preferred Stock (see Note 6 to the consolidated financial statements) and funds received from borrowings (see Note 5 to the consolidated financial statements) offset by the use of cash to fund operations, in support of the Dermagraft and Cartilage Joint Ventures and for capital expenditures and the payment of debt. Preferred stock at September 30 1998 reflects the private placement of the Series B Convertible Preferred Stock in July 1998.

Year 2000 Compliance
--------------------

Many currently installed computer systems and software products are coded to accept only two digit entries to represent years. These systems and products will need to be able to accept four digit entries to distinguish years beginning with 2000 from prior years. As a result, systems and products that do not accept four digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements. The Company has begun the process of evaluating its information systems and has identified equipment and significant vendors that could be affected by the Year 2000 issue. Although its assessment of its Year 2000 issues is not complete, Advanced Tissue Sciences believes that its internal systems are Year 2000 compliant or will be replaced in connection with previously planned upgrades to information systems prior to the need to comply with Year 2000 requirements. However, a number of the Company's customers and vendors may be affected by Year 2000 issues that require that they expend significant resources to modify or replace their existing systems. To date, the Company has not identified any Year 2000 issues that will require a significant investment to be made by the Company to resolve; however, it is not possible to predict with any certainty (i) that the Company will identify all significant Year 2000 issues which could be material to its operations, (ii) that significant vendors will not be affected by Year 2000 and therefore may be unable to meet their commitments to the Company, (iii) that the Company will not identify Year 2000 issues that result in material costs to the Company, or (iv) that the Company will be able to adequately resolve or develop satisfactory contingency plans for identified Year 2000 issues.

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

ITEM 2 - CHANGE IN SECURITIES

The Company's Certificate of Incorporation provides for the issuance of up to 1,000,000 shares of Preferred Stock, $.01 par value. The Board of Directors has the authority, without any action by the shareholders, to divide the Preferred Stock into series, to fix the number of shares constituting any series, and to fix or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption, the redemption price or prices, and the liquidation preferences of any wholly unassigned series of Preferred Stock. In connection with the adoption of the Shareholder Rights Plan in January 1995, the Company's Board of Directors designated and reserved 500,000 shares of the Company's authorized Preferred Stock as Series A Junior Participating Preferred Stock, par value $.01 per share.

In July 1998, the Board of Directors of the Company designated and reserved 1,000 shares of the Preferred Stock as Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"). Subject to adjustment in certain events, the Series B Preferred Stock is convertible into Common Stock of the Company at $4.77 per share (the "Conversion Price"). The Conversion Price will be increased by one-half the amount by which the market price of the Common Stock on the date of conversion exceeds $7.96 per share. Conversely, should the average of the fifteen lowest average daily trading prices during the forty-five trading days prior to the date of conversion be equal to or below $3.58 per share, the Conversion Price will be equal to such average of such daily trading prices.

The Series B Preferred Stock accrues dividends at 5% per annum. Dividends are payable quarterly in Common Stock or cash at the option of the Company beginning in the first quarter of 1999. To the extent not previously converted, the Series B Preferred Stock is, at the election of the Company, redeemable at par value plus accrued dividends or convertible into Common Stock three years from the date of issuance subject to extension in certain circumstances. The Series B Preferred Stock is redeemable at the option of the holders upon the occurrence of certain events.

On July 10, 1998, the Company sold 500 shares of the Series B Preferred Stock pursuant to Regulation D under the Securities Act of 1933 ("Regulation D") to a group of investors (as the term is defined under Rule 501(n)(3) of Regulation
D) for $25 million. The names of the investors who purchased the Series B Preferred Stock were set forth in the Schedule of Buyers to the Securities Purchase Agreement dated July 10, 1998 filed in Exhibit 10.1 to the Current Report on Form 8-K dated July 10, 1998.

The foregoing summary is qualified in its entirety by reference to the Company's Current Report on Form 8-K dated July 10, 1998 and the exhibits attached thereto.

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

In particular, the Company will need to successfully complete an additional controlled clinical trial of Dermagraft in the treatment of diabetic foot ulcers and submit a revised premarket approval application to the FDA. No assurance can be given that the Company will successfully complete the clinical trial, the clinical trial will be completed within any specific timeframe or the Company will obtain FDA or other regulatory approvals of Dermagraft (or that any such approvals will be obtained on a timely basis). In addition, there can be no assurance the Company can successfully scale up manufacturing processes, launch its products within reasonable timeframes, obtain reimbursement for, or successfully commercialize any such products.

These and other risks are detailed in the Company's publicly available filings with the Securities and Exchange Commission including the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Actual results may differ materially from those currently anticipated as a result of such risks.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated July 10, 1998 under Item 5 reporting the completion of a private placement of $25 million of Series B Convertible Preferred Stock (the "Series B Preferred Stock") to a group of investors. The Series B Preferred Stock is convertible into Common Stock of the Company at conversion prices which can vary based on the market price of the Company's Common Stock. To the extent not previously converted, the Series B Preferred Stock is redeemable at the election of the Company at par value plus accrued dividends or convertible into Common Stock three years from the date of issuance subject to extension under certain circumstances. The Series B Preferred Stock is redeemable at the option of the holders upon the occurrence of certain events. Dividends, which are payable quarterly in cash or Common Stock at the Company's option, accrue at 5% per annum.

The Company also reported that it had extended the term of its investment agreement (the "Investment Agreement") with Hatteras Partners, L.P. (formerly Ramius Hatteras Partners, L.P.) to February 2000. The Investment Agreement provides for an equity line which allows the Company to access up to $50 million through sales of its Common Stock. The decision to draw any funds under the Investment Agreement and the timing of any such draw are solely at the Company's discretion. Other than extending the term for an additional year, the amendment did not materially change the Investment Agreement.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ADVANCED TISSUE SCIENCES, INC.




Date:  November 12, 1998                    /s/ Arthur J. Benvenuto
     ---------------------                --------------------------------
                                          Arthur J. Benvenuto
                                          Chairman of the Board and Chief
                                           Executive Officer



Date:  November 12, 1998                    /s/ Michael V. Swanson
     ---------------------                ---------------------------------
                                          Michael V. Swanson
                                          Vice President, Finance and
                                           Administration