Form 10-K405
period 1998-12-31
ADVANCED TISSUE SCIENCES INC
filed 1999-03-29
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-016607
                             ---------------------

                         ADVANCED TISSUE SCIENCES, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                        14-1701513
---------------------------------                     ----------------------
  (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

10933 NORTH TORREY PINES ROAD, LA JOLLA, CALIFORNIA           92037
----------------------------------------------------        ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (619) 713-7300

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                       COMMON STOCK, $.01 PAR VALUE
                       ----------------------------
                             (TITLE OF CLASS)

                             ----------------

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

     As of March 24, 1999 there were 41,330,719 shares of Common Stock outstanding.

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates on March 24, 1999 was approximately $80,357,180.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 1999, as filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

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

     Advanced Tissue Sciences, Inc. (the "Company" or "Advanced Tissue Sciences") is a leading tissue engineering company engaged in the development of human-based tissue products for therapeutic applications. The Company is currently focusing its efforts primarily on skin, cartilage and cardiovascular products. Utilizing principles of cell biology, bioengineering, biochemistry, and polymer and transplant science, the Company has developed and is applying a proprietary core technology in which living human cells are cultured in vivo or ex vivo in a manner that allows the cells to develop and assemble into functioning three-dimensional tissue. With this proprietary technology, Advanced Tissue Sciences has successfully replicated a variety of human tissues.

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

     Leading the Company's product development efforts are therapeutic skin products that address the burn and skin ulcer markets. These products are based on three-dimensional, human tissues designed by the Company as temporary or permanent replacements for human dermis. These products were developed for conditions where the dermis (the inner skin layer) has been injured or destroyed, such as in severe burns and chronic skin ulcers. The dermis is essential to normal skin function and healing and, unlike epidermis (the outer skin layer), may not regenerate into normal tissue after injury. The Company's two skin products, Dermagraft(R) and TransCyte(TM), are currently being sold in certain markets and the Company has other products in various stages of development.

     The Company's first commercial product, TransCyte (formerly Dermagraft-TC(R)), a temporary covering for burns, was first approved for commercial sale by the U.S. Food and Drug Administration ("FDA") in March 1997 for full-thickness, or third degree burns, and for partial-thickness, or second degree burns, in October 1997. Dermagraft for the treatment of diabetic foot ulcers, a living, human dermal replacement, was approved for sale in Canada in August 1997 and was launched in the United Kingdom late in 1997. Both TransCyte and Dermagraft are being commercialized through a joint venture with Smith & Nephew plc ("Smith & Nephew"). The Company is also pursuing FDA approval for Dermagraft in the United States.

     In January 1998, the General and Plastic Surgery Devices Panel of the Medical Devices Advisory Committee to the FDA recommended that the agency approve Dermagraft for the treatment of diabetic foot ulcers with the conditions that the Company perform a post-marketing study to confirm efficacy and provide physician training. However, in June 1998, the FDA indicated the Premarket Approval ("PMA") application for Dermagraft was not approvable without supportive data from the additional clinical trial. In August, the Company received approval from the FDA for the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers. The clinical trial began in late 1998 and, based on the clinical plan, the Company believes additional data could be available for submission in twelve to eighteen months from the trial's initiation, assuming a reasonable rate of patient enrollment and data consistent with the previous PMA submission. See "Products - Skin Ulcer Products - Diabetic Foot Ulcers."

     TRANSCYTE. TransCyte, originally developed as an alternative to human cadaver skin to treat severely burned patients, is being used to treat both full and partial-thickness burns. TransCyte consists of a dermal tissue with an ultra-thin synthetic covering that acts as a protective cover. In full-thickness burns, TransCyte is designed to help retain fluids and reduce the risk of infection until a sufficient amount of the patient's own skin becomes available for grafting. In partial-thickness burns, TransCyte, as compared to silver sulfadiazine, has been shown to significantly heal burns faster.

     Of the approximately 1.2 million people who suffer burn injuries annually in the United States, up to 13,000 are severely burned and require skin grafts. TransCyte was initially approved to address the approximately 1,500 severely burned patients with burns exceeding 20% body surface area. Another 30,000 to 40,000 burn victims, often children, suffer the partial to mid-dermal burns also being addressed by TransCyte. These burns frequently result from household hazards such as scalds from hot liquids, faulty heating pads or misuse of ignition fluids. TransCyte is being marketed for burns in the United States, Canada and in the rest of the world, subject to regulatory approvals, through a joint venture with Smith & Nephew. See "Products - Burn Products."

     DERMAGRAFT. Dermagraft is a dermal replacement product grown on a bioabsorbable scaffold. It is designed to provide a healthy, metabolically active dermal matrix in chronic ulcers to support wound closure. Healing skin ulcers faster can potentially reduce the risk of infection (and, in the case of diabetic foot ulcers, the subsequent risk of amputation), as well as the need for skin grafting and reconstructive procedures. Chronic skin ulcers that may be addressed by Dermagraft include diabetic foot ulcers, venous ulcers and pressure ulcers. Approximately 800,000 diabetic foot ulcers are estimated to be treated in the United States each year, approximately half of which are believed to represent the target market for Dermagraft. It is estimated that more than 1.2 million patients are affected by acute pressure ulcers, over 200,000 nursing home patients suffer from chronic pressure ulcers and approximately 500,000 patients are diagnosed with venous ulcers in the United States each year.

     Dermagraft is also being developed and commercialized through the joint venture with Smith & Nephew. Under the joint venture agreement, Advanced Tissue Sciences has principal responsibility for manufacturing and Smith & Nephew has primary responsibility for the worldwide sales and marketing of Dermagraft and TransCyte. Smith & Nephew is a world leader in wound care sales with an established sales force in over 90 countries. Building upon the introduction of Dermagraft for the treatment of diabetic foot ulcers in the United Kingdom and approval in Canada, the joint venture plans, assuming successful completion of clinical trials and subject to obtaining regulatory approval, to introduce Dermagraft in the United States through Smith & Nephew's existing sales representatives and dedicated Dermagraft specialists. Smith & Nephew is known in the United States for its comprehensive training and customer education programs, and has successfully launched several advanced wound care products. The joint venture began a pilot clinical trial of Dermagraft in the treatment of venous ulcers in March 1999 and expects to begin a pilot clinical trial of TransCyte in chronic pressure ulcers before the end of the year. See "Products - Skin Ulcer Products."

     ORTHOPEDICS. Through a separate joint venture with Smith & Nephew, the Company is developing tissue engineered cartilage for orthopedic applications utilizing its proprietary three-dimensional culture system. Over the past several years, the joint venture's activities have included the development of human tissue-engineered articular cartilage product. Tissue-engineered articular cartilage could provide a significant opportunity to treat patients at an earlier stage of joint degeneration, thereby delaying, or in some cases eliminating, the need for total joint replacements. Optimization of the product continued in 1998 as the basis for advancing into clinical trials. The joint venture has also developed prototypes for a tissue-engineered meniscus and will be continuing preclinical studies during 1999. There are over 1.2 million arthroscopic procedures for repair of the knee, including procedures involving articular cartilage, meniscus and ligament, performed annually in the United States. See "Products - Orthopedic Products."

     CARDIOVASCULAR. Through the use of its tissue engineering technology, Advanced Tissue Sciences is working on developing blood vessels that will grow and repair normally. The Company's tissue-engineered products may provide enhanced biocompatibility and improved patency with a reduced need for the anticoagulant drugs required with currently available products. In October 1997, Advanced Tissue Sciences was awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology. In collaboration with the Department of Bioengineering at the University of California, San Diego ("UCSD"), the Company is leading a multi-disciplinary effort to design, construct and evaluate tissue-engineered vascular grafts produced from cells grown on a biocompatible scaffold. The grant is structured to support this development program over a three-year period. The project is integrating current advances in cell culture, bioreactor technology, biomaterials and in vivo blood vessel mechanics to create a unique, living tissue replacement for blood vessels. The successful integration of these technologies through the collaboration between the Company and UCSD could lead to the development of grafts to treat coronary and peripheral artery vascular diseases. See "Products - Cardiovascular Products."

     In the United States, over 900,000 people die each year from cardiovascular disease. More specifically, 14 million people suffer from coronary artery disease and over 380,000 coronary artery bypass procedures are performed annually in the United States. Likewise, each year approximately 70,000 patients undergo surgery for the replacement of peripheral vascular grafts.

     SMITH & NEPHEW PLC. In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). In January 1998, Advanced Tissue Sciences and Smith & Nephew expanded the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. At that time, the Company retained rights to market TransCyte for burns in the United States. In August 1998, the Dermagraft Joint Venture was further expanded to include the selling and marketing of TransCyte for full and partial-thickness burns in the United States beginning in October 1998. Smith & Nephew is a worldwide healthcare company with extensive sales and distribution capabilities. It develops, manufactures and markets a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue.

     As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996. In conjunction with the expansion of the joint venture, Smith & Nephew also made a $20 million equity investment in the Company in January 1998 and paid the Company, through the Dermagraft Joint Venture, $15 million in January 1999. The Company also could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, additional payments of up to $136 million. Advanced Tissue Sciences and Smith & Nephew are sharing equally in the revenues and expenses of the Dermagraft Joint Venture, except the Company will fund the first $6 million in expenses for conducting clinical trials and regulatory support for Dermagraft and TransCyte in the treatment of venous ulcers and pressure ulcers. In addition, the Company will fund certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. See "Collaborations and Strategic Alliances."

     In 1994, Smith & Nephew and Advanced Tissue Sciences entered into a separate fifty-fifty joint venture for the worldwide development, manufacture and marketing of human tissue-engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the terms of the Cartilage Joint Venture agreement, Advanced Tissue Sciences will be responsible for supervising the manufacturing of cartilage tissue products. The Cartilage Joint Venture will execute the research and development program, develop a worldwide marketing plan, and will utilize Smith & Nephew's established selling and distribution network to market the products. Smith & Nephew Endoscopy, a world leader in arthroscopy, is separately responsible for developing and manufacturing instrumentation that could be used for the arthroscopic insertion of the joint venture's cartilage products. As specified in the Cartilage Joint Venture agreement, Smith & Nephew contributed the first $10 million in Cartilage Joint Venture funding and the Company contributed certain technology licenses. Cartilage Joint Venture revenues and expenditures in excess of the first $10 million are being shared equally by the partners. See "Collaborations and Strategic Alliances."

     Advanced Tissue Sciences, Inc. was incorporated under the laws of the State of Delaware in 1987. The Company maintains its executive offices at 10933 North Torrey Pines Road, La Jolla, California 92037, and its telephone number at that address is (619) 713-7300. Financial information regarding the Company's financial condition and results of operations can be found in a separate section of this Annual Report on Form 10-K beginning on page F-1.

PROPRIETARY CORE TECHNOLOGY

     The Company's tissue engineering technology involves the controlled in vivo and ex vivo growth of living tissues and organs on three-dimensional support structures. The Company believes that its technology represents a major advance in medical science. Over the last several decades, technologies have been developed that have made possible the growth of many of the over 200 different types of cells found in the human body in laboratory containers filled with nutrient media. When grown on two-dimensional surfaces, the ability of cells to interact and organize themselves into functioning tissues is limited. In contrast, a three-dimensional framework allows cells to develop and assemble into tissues that more closely resemble their counterparts in the body.

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

     The Company has developed a proprietary core technology that combines the principles of cell biology, biochemistry and polymer science to create a three-dimensional living support stroma ex vivo. The support stroma is made by first seeding organ-specific stromal cells (cell biology) onto a mesh framework (polymer science) in an environment that simulates the body. The cells attach, divide and secrete extracellular matrix proteins and growth factors (biochemistry), using the mesh as a scaffolding. This process results in a completely human stromal tissue that, in turn, supports the growth of organ cells into functional tissue. Advanced Tissue Sciences has been issued United States and European patents covering its core technology and numerous patents related to applications of this technology. In addition, the Company has exclusive license rights to patents issued during 1998 covering the growth of vascularized human tissues or organs on three-dimensional biocompatible, biodegradable and non-biodegradable polymer scaffolds inside the body (in vivo).

     The Company believes that its tissue-engineered products may offer some or all of the following benefits, depending upon the particular application of the product:

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

* Human Tissue -- The tissue matrix proteins naturally secreted by the cells consist of human collagens, glycosaminoglycans and other human proteins, rather than animal-derived matrix proteins, which may cause allergic or immune reactions.

* Safety Tested -- The human tissue materials used in the manufacture of the Company's products are extensively tested at independent laboratories for potential pathogens such as Hepatitis B and HIV. All final product is tested for sterility by performing United States Pharmacopeia (U.S.P.) sterility tests on each product's growth medium.

* Off-the-Shelf Products -- Medical research has shown that several tissues, including dermal tissue and certain cartilage tissue applications, are not subject to rejection by a recipient's body. These tissue-engineered products may, therefore, be utilized as universal, permanent replacement products in such applications.

* Prolonged Shelf Life -- The Company's dermal products can be frozen for long-term storage. Similarly, it is expected that cartilage and some of the other tissues in development will be able to be cryopreserved for a long shelf life.

* Ease of Use -- The Company's dermal products are easy for surgeons to apply using routine surgical techniques. In addition, the ultimate objective is to delivery tissue-engineered cartilage in a single arthroscopic procedure.

PRODUCTS

     The Company has a number of therapeutic tissue products that are in various stages of commercialization, clinical trials, preclinical studies and research. Currently, its primary product focus is directed toward skin (for burns and ulcers), orthopedic cartilage and cardiovascular products. In addition, based on available resources, clinical results, markets and other cost benefit considerations, the Company intends to bring other potential products to market in the future.

BURN PRODUCTS

     Although there have been many advances in the care and treatment of severely burned patients, available alternatives remain fairly limited and success is highly dependent on the skills of burn surgeons and nurses. As a result of the need for improvements in patient care and the ability to closely monitor product performance, the Company selected severe burns, often referred to as third degree burns, as the target for its first therapeutic use of the Company's tissue engineering technology. In addition, dermal tissue has several advantages over other tissues or organs in that it is grown from fibroblasts, which are both readily available and not subject to rejection by the body. The Company's burn products are regulated as medical devices in the United States and Canada.

     Currently, to treat large full-thickness burns (where both the epidermis and the dermis are destroyed), burn surgeons typically excise the damaged tissue and cover the wound as soon as possible. Conventional treatment for large full-thickness burns usually involves the use of temporary coverings to limit infection, reduce pain and prevent the loss of body fluids, followed by grafting of the patient's own skin ("autograft") as it becomes available. In most cases, permanent closure of severe burn wounds is achieved with autografts obtained by surgically harvesting areas of the patient's skin which are still intact ("donor sites"). The dermis at the donor site is typically "split" so that the removed graft consists of the entire epidermis and the upper portion of the dermis (a "split-thickness" graft), leaving the bottom portion of the dermis in the donor site to facilitate healing.

     In partial-thickness burns, commonly known as second degree burns, the dermis has not been entirely destroyed and grafting is generally not required. In partial-thickness burns, the effort is to close the wound as quickly as possible to reduce pain, the incidence of infection and scarring. Partial-thickness burns are generally treated with antimicrobial agents, the most common being silver sulfadiazine which is applied topically. Dressing changes are generally performed twice a day and can be quite painful. At each dressing change, the surgeons will typically remove any damaged tissue. Goals in the treatment of these patients include achieving rapid healing and reducing pain, inflammation and scarring.

     BURN MARKET. Of the approximately 51,000 burn patients hospitalized annually in the United States, up to 13,000 are severely burned and require skin grafts. TransCyte was initially approved to address the approximately 1,500 severely burned patients requiring skin grafts with burns exceeding twenty percent of body surface area. Another 30,000 to 40,000 burn victims, often children and the elderly, suffer partial to mid-dermal, or second degree, burns each year in the United States. These burns frequently result from household hazards such as scalds from hot liquids, faulty heating pads or misuse of ignition fluids.

     TRANSCYTE. Patients with extensive full-thickness burns have only a limited amount of undamaged skin that can be used as donor sites for autografts. This shortage of donor sites prevents rapid closure of the burn wounds leaving the patient susceptible to infections and fluid loss, both of which can be life-threatening. When sufficient autograft is not available, human cadaver skin is often used as a temporary covering for the excised burns. However, cadaver skin may transmit infection and is immunologically rejected generally within several weeks of application. As a result, the patient may require additional surgical procedures to cover the wound, increasing the overall cost of treatment. Rejection can also give rise to complicating infections of the burn wounds and, in addition, repeated applications of cadaver skin can cause more rapid rejection. Removal of cadaver skin prior to autografting can be difficult and cause significant bleeding.

     As an alternative to human cadaver skin, the Company developed TransCyte. TransCyte consists of a dermal tissue grown on scaffold with an ultra-thin synthetic covering that acts as a temporary epidermis that helps to retain fluids and prevent infections of the wound bed. As with cadaver skin, TransCyte must ultimately be removed from the wound bed prior to grafting. However, the Company believes that TransCyte offers significant advantages over cadaver skin. Cadaver skin has a number of limitations, such as limited availability, the potential for immunological rejection that necessitates repeat applications, significant bleeding and inflammation of the wound bed and the potential for disease transmission. However, TransCyte is manufactured, cryopreserved and ready for use as needed, has reduced bleeding on removal and the human tissue materials used in the manufacture of the Company's skin products, including TransCyte, are extensively tested for potential pathogens.

     In March 1997, the FDA gave the Company approval to begin commercial sales of TransCyte in the United States for use as a temporary covering for severe burn wounds. The approval was based on a pivotal clinical trial which demonstrated that TransCyte was successful in adequately preparing the wound bed for autografting, performing equal to or better than the cadaver skin control. In addition, TransCyte performed significantly better than the control with respect to important secondary endpoints such as ease of removal, amount of excision required, amount of bleeding upon excision and overall satisfaction rating as a temporary covering among clinical investigators. Under the approval, the Company is to conduct post-marketing surveillance to generate additional information relative to infection rates.

     In October 1997, the Company also received approval from the FDA to begin commercial sales of TransCyte in the United States for partial-thickness burns. In a clinical trial under a physician's IDE, TransCyte was evaluated as an alternative to silver sulfadiazine in the treatment of patients with limited to moderate partial-thickness burns. In the trial, TransCyte was affixed to the burns with adhesive strips and remained until the wound was closed. TransCyte was compared to silver sulfadiazine which had twice daily dressing changes and wound debridement as per the burn center's standard practice. The clinical trial results indicated that TransCyte showed a substantially reduced time to 90% healing or epithelialization, and required less than half the time to heal. Under this approval, the Company is to conduct post-market studies to evaluate infection rates and to generate data relative to patients who go on to require autografting.

     TransCyte can offer several advantages in the treatment of partial-thickness burns. As compared to silver sulfadiazine, TransCyte may reduce the pain, time and cost associated with once or twice daily dressing changes and excision. More rapid healing can also reduce the costs and time associated with treatment and can potentially reduce the hypertropic scarring often seen in these burn wounds.

     The manufacture of products for which a PMA is granted, such as TransCyte, is subject to routine inspection by the FDA and certain state agencies for compliance with the FDA's Quality Systems Regulation (QSR) requirements, adverse event reporting requirements, and other applicable regulations. TransCyte is currently available for sale in the United States, Canada, the United Kingdom, Australia, New Zealand, Finland, Denmark and the Netherlands through the Dermagraft Joint Venture and will be introduced in additional countries subject to regulatory approvals. Although some countries have not yet determined how they will regulate TransCyte, this product is generally regulated as a device. See "Factors That May Affect Future Results - Government Regulation."

SKIN ULCER PRODUCTS

     Based on its early experience with Dermagraft in burns, chronic skin ulcers were also selected as one of the Company's first therapeutic targets. The Company believes that its Dermagraft product provides a healthy, metabolically active dermal matrix in the ulcer bed that will support growth of the patient's epidermis from the edges of the wound and promote wound closure and, thereby, reduce the time required to heal these wounds and potentially reduce the need for skin grafting and reconstructive procedures. The Company has also benefited from the experience it has gained with TransCyte as both products use similar raw materials (e.g., cell source and growth media), manufacturing processes, freezing procedures, storage methods and packaging concepts. No evidence has been seen in any clinical trials of Dermagraft of any safety issues and no incidents of immunologic rejections have been observed with Dermagraft. Dermagraft is regulated by the United States, Canada and Australia as a medical device. Many European and other countries are regulating Dermagraft as a pharmaceutical and some countries have not yet determined how they will regulate Dermagraft.

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

     Dermagraft is a dermal replacement product grown on a bioabsorbable scaffold. It is designed to provide a healthy, metabolically active dermal matrix in chronic and acute ulcers to support wound closure. Healing skin ulcers faster can potentially reduce the risk of infection (and, in the case of diabetic foot ulcers, the subsequent risk of amputation), as well as the need for skin grafting and reconstructive procedures. Chronic and acute skin ulcers that may be addressed by Dermagraft include diabetic foot ulcers, venous ulcers and pressure ulcers. The Company also believes that TransCyte may have a market as a temporary covering in chronic pressure ulcers.

     ULCER MARKET. Over 2.8 million cases of chronic, slow-healing or non-healing skin ulcers are treated in the United States each year. In these wounds, the skin breaks down as a result of disruption of blood flow caused either by prolonged pressure over a localized area or by chronic diseases that affect the circulatory or peripheral nervous systems. In many of these patients, skin ulcers are open, often painful, wounds that are resistant to healing for many months or years. In part, because current therapies for skin ulcers are often ineffective, the treatment of skin ulcers is an expensive process. Individual patient treatment can cost thousands of dollars per year. Published sources estimate that the United States healthcare system spends more than $5 billion each year for the treatment of severe skin ulcers.

     In the United States, approximately 800,000 persons with diabetes suffer from chronic, non-healing foot ulcers each year, 400,000 of which are full-thickness plantar ulcers that represent the Company's initial target market. Ulcers that do not heal leave the patients susceptible to infection, which may lead to amputation of the foot or leg. At least 60,000 amputations occur each year in the United States, 85% of which are preceded by a diabetic foot ulcer. The five-year survival rate following amputation is only 50 percent. In addition, it is estimated that more than 1.2 million patients are affected by acute pressure ulcers, over 200,000 nursing home patients suffer from chronic pressure ulcers and approximately 500,000 patients are diagnosed with venous ulcers in the United States each year.

     DIABETIC FOOT ULCERS. Many diabetic patients experience circulatory deficiencies and decreased nerve sensation in their legs and feet, which prevents the normal shifting of weight in response to wound-provoking pressure. The patient may be unaware of some injuries and can leave wounds unattended for days, resulting in an ulcer. Once the ulcer forms, it may heal poorly due to the effects of diabetes on normal healing processes. Unhealed diabetic ulcers can result in gangrenous infection that may lead to amputation of the limb.
Over the course of their disease, patients with diabetes lose their ability to form normal collagens, glycosaminoglycans and growth factors. Dermagraft is designed as a replacement to address these deficiencies in the diabetic patient's own dermal tissue. Dermagraft contains extracellular matrix proteins, growth factors and glycosaminoglycans normally found in healthy human dermal tissue.

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

     In the pivotal clinical trial, 38.5% of the evaluable patients who received Dermagraft healed completely in twelve weeks as compared to 31.7% of the evaluable patients treated with conventional therapy. In addition, 50.8% of those evaluable Dermagraft patients receiving product in the pivotal clinical trial produced to commercial specifications (i.e., within a specific "therapeutic range") achieved complete wound closure within twelve weeks. In addition, at thirty-two weeks, or six months after the last application of Dermagraft, 57.5% of the evaluable Dermagraft patients receiving product in the pivotal trial manufactured to commercial specification achieved complete wound closure as compared to only 42.4% of those receiving conventional therapy alone. In August 1997, approval was received from Canadian regulatory authorities for the marketing of Dermagraft in the treatment of diabetic foot ulcers based on the results of this trial.

     The results of the supplemental trial at twelve weeks were closely consistent with those seen in the pivotal clinical trial for the product produced to commercial specifications. In the supplemental trial, 51.3% of the evaluable Dermagraft patients achieved complete healing within twelve weeks as compared to the 50.8% achieving complete healing in the pivotal clinical trial.

     In June 1998, the FDA requested that an additional controlled clinical trial be completed in support of the Company's PMA application of Dermagraft in the treatment of diabetic foot ulcers. As had been previously reported, the FDA stated concerns about basing approval on a retrospective analysis on a subset of the data together with a post-marketing study to confirm efficacy. The FDA indicated the PMA application was not approvable without supportive data from the additional clinical trial.

     In August 1998, the FDA granted approval of the Company's application for the additional controlled clinical trial for Dermagraft in the treatment of diabetic foot ulcers. The additional clinical trial is to include up to thirty centers and provides for enrollment of a total of 330 patients (165 per arm). The study will have the same primary endpoint, complete wound closure by twelve weeks, used in the previously conducted pivotal trial. Unlike the previous trial, a thirty-two week follow-up will not be required.

     An interim analysis will be performed after the first 180 patients have completed the trial. Showing statistical significance on an intent-to-treat basis at the interim analysis would allow the Company to submit a PMA application for approval at that time and stop further study enrollment. The Company has estimated data from the interim analysis could be available within twelve months of trial initiation assuming a reasonable rate of patient enrollment. Otherwise, as specified in the approved protocol, the trial will continue until 330 patients (165 per arm) have been enrolled. The Company has estimated that, if necessary, data from all 330 patients could be available for submission to the FDA approximately eighteen months after trial initiation, assuming a reasonable rate of patient enrollment and data consistent with the previous PMA application. The additional clinical trial was started in late 1998. See "Factors That May Affect Future Results - Government Regulation."

     In connection with its review of the PMA application for Dermagraft, the FDA suggested that a Treatment Investigational Device Exemption (IDE) application be submitted. The Treatment IDE is a new regulatory provision for devices that permits companies to make available promising new products under an agreed clinical protocol to patients with serious diseases for which there is no satisfactory alternative. In October 1998, the FDA approved the Company's application for a Treatment IDE for Dermagraft in the treatment of diabetic foot ulcers. Under a Treatment IDE, companies are allowed to recover manufacturing and distribution costs.

     Dermagraft for the treatment of diabetic foot ulcers is approved for sale in Canada and has been commercially introduced in the United Kingdom and several other European countries. Dermagraft is to be marketed worldwide, subject to regulatory approvals, through the Dermagraft Joint Venture with Smith & Nephew. See "Collaborations and Strategic Alliances." Failure of the Company to gain FDA approval of Dermagraft for the treatment of diabetic foot ulcers in the United States in a timely manner or, if approved, to achieve significant market acceptance of the product would have a material adverse effect on the Company's business, financial condition and future results of operations. As with TransCyte, the manufacture of Dermagraft must be in compliance with QSR requirements, adverse event reporting requirements and other applicable regulations. See "Factors That May Affect Future Results - Government Regulation."

     VENOUS ULCERS. Venous ulcers result when damage to the valves of the deep leg veins reduces their ability to return blood to the upper body, leading to pooling of blood in the legs and subsequent breakdown of the skin. Venous ulcers that do not respond to medical treatment often must be closed surgically by the use of skin grafts.

     In 1994, the Company completed a pivotal clinical trial of a single application of Dermagraft under an Investigational Device Exemption from the FDA. In that trial, patients were tracked for a period of twenty-four weeks to evaluate wound closure. Analysis of the data from the pivotal trial showed no statistical differences between the patients in the control group and those treated with a single application of Dermagraft. Analysis of the six-month follow-up data from patients in this trial did, however, show a statistically significant difference in the recurrence rate of Dermagraft-treated patients (6%) versus control patients (20%) indicating a positive effect on the quality and durability of the ulcers healed by Dermagraft. As noted above for diabetic foot ulcers, an important goal in the treatment of chronic skin ulcers is to prevent the recurrence of the wound, which both lowers the cost of treatment and improves overall patient care.

     Through the Dermagraft Joint Venture with Smith & Nephew, the Company began a pilot clinical trial of Dermagraft in the treatment of venous ulcers in March 1999. The trial is expected to evaluate the number of pieces of Dermagraft needed to achieve wound closure. In this trial, the Company intends to capitalize on and apply the knowledge gained from the diabetic foot ulcer trials with respect to product efficacy to venous ulcers. See "Diabetic Foot Ulcers" above.

     PRESSURE ULCERS. Pressure ulcers are common in hospital and nursing home patients. Pressure ulcers form in skin that is continually compressed under the weight of a bedridden or wheelchair-bound patient, who does not periodically turn or roll to relieve the compressed skin. The compressed skin does not receive blood flow for excessive time, ultimately forming a wound. Severe pressure ulcers frequently must be closed by use of skin grafts or major reconstructive surgery.

     The Company, through the Dermagraft Joint Venture with Smith & Nephew, anticipates beginning a pivotal clinical trial of Dermagraft for the treatment of acute pressure ulcers during 1999. The pivotal trial will be based on the results of an earlier pilot clinical trial. In the pilot clinical trial, fifty patients were segregated into three dosing groups and one control group. Wound closure was evaluated over a period of twelve weeks. The treatment group showing the best results received two pieces of Dermagraft every two weeks for a total of eight pieces. Complete wound healing was achieved in 46% of these patients as compared to 25% of the patients in the control group. The joint venture also expects to begin a pilot clinical trial of TransCyte in chronic pressure ulcers before the end of the year.

ORTHOPEDIC PRODUCTS

     Knowledge gained from developing the Company's existing skin products has also been applied to the growth of orthopedic tissues. The Company believes that its core technology and proprietary manufacturing systems allow the regulation of critical environmental factors, including oxygen tension, pressure and media composition, that may provide the necessary conditions for the production of a high tensile-strength cartilage capable of withstanding the high shear and load forces present in human joints. Similar to the skin, the Company believes, and scientific research supports, that tissue-engineered cartilage products will be non-immunogenic given a dense matrix around the cartilage cells (chondrocytes).

     Traumatic injuries often cause permanent damage to tissues in human joints such as cartilage, ligaments, tendon and bone. The body has a limited ability to repair these tissues on its own, and there are few treatment options available to replace damaged tissue. The Company is focusing its initial product development efforts on tissue-engineered cartilage. Cartilage and cartilage-like tissue serves diverse functions in many parts of the body such as providing a gliding surface for smooth joint motion (articular cartilage), and serving to absorb both impact and load-force transmitted to the axial skeleton (meniscus). In many cases, damage to cartilage tissue subsequently leads to further deterioration and osteoarthritis which can eventually require a total joint replacement.

     The Company is developing its orthopedic cartilage products through the Cartilage Joint Venture with Smith & Nephew. See "Collaborations and Strategic Alliances." The Cartilage Joint Venture also has a right of first negotiation to develop other tissue-engineered products for orthopedic applications such as ligament, tendon and bone.

     ORTHOPEDIC MARKETS. In the United States each year, there are over 1.2 million arthroscopic procedures of the knee performed, including procedures involving articular cartilage, meniscus and ligaments. By intervening early in the degenerative process, the Cartilage Joint Venture hopes to delay or perhaps even avoid some of the 260,000 total knee replacement surgeries performed annually in the United States. There are an additional 400,000 arthroscopic procedures performed each year in the United States in joints such as the shoulder, elbow, wrist, hip and ankle which could also be candidates for the joint venture's articular cartilage products.

     ARTICULAR CARTILAGE. Articular (joint) cartilage covers the opposing surfaces of all moving joints in the body. Even small defects in the articular cartilage can cause pain and subsequent restriction of joint motion. These defects greatly increase the probability of degenerative cartilage problems, such as arthritis, later in life. The primary treatment for these articular defects is to trim away intruding cartilage fragments via arthroscopy which increases joint mobility but does not prevent long-term degenerative changes. Injuries resulting from sports trauma are a common cause of these cartilage defects. To the Company's knowledge, other than autologous transplants of the patient's own cells, there are no commercially available products either synthetic or natural which can replace damaged cartilage in the human body. Tissue-engineered articular cartilage could provide a significant opportunity to treat patients at an earlier stage of joint degeneration, thereby delaying, or in some cases eliminating, the need for total joint replacements.
Products to repair articular cartilage may ultimately be used in any joint in the body, such as knees, shoulders, elbows, wrists, hips and ankles.

     The Company, as part of the Cartilage Joint Venture with Smith & Nephew, had submitted an IDE in December 1996 requesting approval to begin a human pilot clinical trial with human tissue-engineered articular cartilage for the repair of articular surfaces in knee joints. The FDA requested additional information with respect to the IDE. However, as a result of knowledge gained from the clinical trials of Dermagraft with respect to the importance of metabolic activity, the Cartilage Joint Venture has been working to further develop and identify those critical factors believed necessary for the clinical success of an articular cartilage product. These efforts are continuing and will be the basis for providing additional information to the FDA under a revised IDE.

     The IDE submission was based on a preclinical safety study using a small animal model. Through twenty-four months of follow-up, no adverse events were observed with the product. Additionally, significant improvement in the repair of defects was observed in grafted versus ungrafted control sites. The grafted tissue had a significantly more hyaline-like appearance, greater content of sulfate glycosaminoglycans and smoother articular surface as compared to the untreated defects. These results demonstrated the safety of the product and also that the repair tissue is of better quality and more closely resembles adjacent normal tissue than allowing the defects to heal by natural processes. The Cartilage Joint Venture has also performed a normal healing study using a large animal model. The results of this study thus far have demonstrated that untreated defects heal with scar tissue, as has been shown in humans, and, therefore, the model may be representative of the effects of tissue-engineered cartilage on progression of degenerative joint diseases.

     MENISCAL CARTILAGE. The meniscus is a cushion that acts as a shock absorber in the knee. It is frequently damaged or destroyed by sports injury or other trauma. Current repair procedures for avascular meniscal injuries have limited success in producing a long-term repair. The Company believes that its tissue engineering approach could offer a benefit in the repair and eventual total replacement of the meniscus. The Cartilage Joint Venture has conducted collaborative preclinical studies with scientists under a sponsored research program which has shown that successful repair was achieved using tissue-engineered meniscal allografts, in comparison to failure to heal in a control group. In pilot preclinical studies, further sponsored research performed at Children's Hospital in Boston ("Children's Hospital") showed that tissue-engineered meniscus can be generated and may be used for total meniscal replacement. In 1997, the joint venture developed a prototype for a tissue-engineered meniscus. Preclinical studies were successfully performed with the prototype during 1998.

     LIGAMENT/TENDON. Frequently, sports injuries involve damage to ligaments and tendons, particularly injury to the anterior cruciate ligament. The Company has successfully utilized degradable polymers shaped into tendon-like structures combined with fibroblasts to engineer a living ligament. Research work on the optimization of this technique for replacement of ligament and tendon was in collaboration with scientists at the Massachusetts Institute of Technology ("MIT") and Children's Hospital. Through this sponsored research, the Company has explored growth conditions that may allow it to grow tissue-engineered ligament and tendon with biomechanical properties similar to those found in the human body.

     BONE. In collaboration with researchers at MIT and Children's Hospital, the Company has successfully grown tissue-engineered bone. Research has shown that three-dimensional bone grown ex vivo secreted extracellular matrix proteins and retained biomechanical properties analogous to those tissues in the human body, eliminating the need for extracting bone from other areas of the patient's body. The use of tissue-engineered bone to replace long bones, such as the femur, has been successful in preclinical studies.

CARDIOVASCULAR PRODUCTS

     Cardiovascular tissue consists of a number of cell types including cardiac fibroblasts, smooth muscle cells and endothelial cells. Cardiac fibroblasts are closely related to the dermal fibroblasts that the Company uses to manufacture its existing skin products. Accordingly, dermal fibroblasts may be useful in the growth of vascular grafts and other cardiovascular products. The Company is also investigating the utility of smooth muscle cells, a functional component of the native artery, to add strength to the tissue-engineered vessels. Endothelial cells line the interior of blood vessels and are important to avoid clotting and the build up of plaque, or atherosclerosis. Matrix proteins and growth factors secreted by fibroblasts or smooth muscle cells may induce endothelial cell migration into the tissue-engineered grafts. The Company believes its cardiovascular products will be regulated as medical devices in the United States, similar to its skin and cartilage products.

     CARDIOVASCULAR MARKET. In the United States, over 900,000 people die each year from cardiovascular disease. More specifically, 14 million people suffer from coronary artery disease and over 380,000 coronary artery bypass procedures are performed annually in the United States. Likewise, each year approximately 70,000 patients undergo surgery for the replacement of peripheral vascular grafts. The application of tissue-engineered vascular grafts could provide these patients with a viable alternative treatment. An aging population is likely to increase the incidence of these diseases and the need for cost-effective treatments in the future. Another 60,000 patients or more have prosthetic heart valves implanted each year. While there are many effective treatments for these patients, there are also many problems to be overcome such as biocompatibility, durability and availability. Tissue-engineered cardiovascular products, such as off-the-shelf blood vessels, may potentially solve some of these issues.

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

     Many companies are attempting to develop small diameter vascular grafts (3mm to 5mm) with characteristics similar to biological grafts. These companies are employing a variety of technologies to reduce thrombosis and promote a rapid ingrowth of tissue such as different weaves and knits, chemical coatings and gelatins, and freeze drying. Advanced Tissue Sciences' research has focused on using specialized polymer constructs, bioreactor design and colonization techniques to create a human vessel. Bioreactors have been developed to generate the mechanical forces similar to that encountered in the body to stimulate the cells to align concentrically, to absorb stress as in a normal vasculature, and to establish a matrix similar to native blood vessels.
Imposing such forces allows for greater structural and mechanical integrity in the tissue-engineered vascular grafts. Biochemical and immunohistochemical analysis of bioengineered blood vessels demonstrates an increase in tissue deposition over time in culture and the synthesis of elastin and other matrix proteins which are essential to blood vessel formation and function. These matrix proteins, along with various growth factors that are naturally secreted by the grafts, may also induce endothelial cell migration and host cell integration.

     The Company has worked, both internally and through collaborations with The Georgia Institute of Technology ("Georgia Tech"), MIT and Children's Hospital, on the development of tissue-engineered blood vessels in vitro that have adequate biomechanical and structural properties to function in vivo and to minimize or eliminate the potential for clotting or thrombogenecity. Georgia Tech has performed biomechanical property tests of the bioengineered vascular grafts and native coronary vessels. As previously reported, through sponsored research with MIT and Children's Hospital, feasibility studies were performed with small diameter (3mm to 3.5mm) bioengineered blood vessels. These blood vessels were created by seeding a synthetic biodegradable tube with fibroblasts and other vascular cell types. These blood vessels have been implanted into large animal models and have shown normal function up to eight weeks. Researchers have also shown the ability of large diameter (15mm) tissue-engineered grafts to persist, remain durable and grow normally in preclinical studies.

     In 1997, Advanced Tissue Sciences was awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology. In collaboration with the Department of Bioengineering at UCSD, the Company is leading a multi-disciplinary effort to design, construct and evaluate tissue-engineered vascular grafts produced from cells grown on a biocompatible scaffold. The grant is structured to support this development program over a three-year period which began in 1998. The collaboration will integrate current advances in cellular mechanics, bioreactor technology, and blood vessel mechanics to create a unique living tissue replacement for blood vessels.

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

     The Company's past preclinical studies to develop tissue-engineered valves on synthetic scaffolds under sponsored research performed by researchers at MIT and Children's Hospital demonstrated the feasibility of utilizing tissue engineering to create heart valves using a three-dimensional biodegradable scaffolding. In these feasibility studies, tissue-engineered valve leaflets were created by seeding a synthetic biodegradable fiber matrix with fibroblasts, endothelial and other cells. The tissue-engineered leaflets were then implanted in large animals which were followed for up to eleven weeks. The leaflets tolerated surgical handling and sutures, and were found to increase in size to accommodate for valve growth over the period of implant. Additionally, the valve exhibited no evidence of stenosis and had trivial, clinical insignificant, regurgitation. Total protein and collagen analysis showed the development of an extracellular matrix, including elastin, and histologies of the constructs resembled native tissue.

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

OTHER THERAPEUTIC TISSUES

     Many other organ tissues have been successfully grown using the Company's technology that could potentially be developed into therapeutic products. Further development and commercialization of these or other tissues, such as pancreas, gastrointestinal and blood/brain barrier tissues, is dependent on a number of factors, including the Company's assessment of each tissue type's market potential and the availability of sufficient resources, either internally or through collaborations with future corporate partners.

     RECONSTRUCTIVE APPLICATIONS. There may be several applications for the Company's cartilage and bone products in reconstructive surgery. Reconstructive implants may offer an important alternative at a time when silicon, Teflon, and other implant materials are being taken off the market. Under Company-sponsored research, scientists have performed pilot preclinical studies with engineered cartilage and bone for reconstructive applications and have even constructed an entire joint consisting of bone, cartilage and ligament.

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

     BONE. An engineered bone tissue could be useful in joint replacement, bone grafting and facial bone reconstruction. Scientists have shown that three-dimensional bone grown in vitro secreted extracellular matrix proteins and retained biomechanical properties analogous to those tissues in the human body, eliminating the need for extracting bone from other areas of the patient's body. Research has also advanced in the growth of bone/cartilage composites which could offer additional solutions to reconstructive surgery. Studies have shown that full thickness cranial bone defects in animals can be corrected by implantation of tissue-engineered bone. Scientists have successfully replaced long bones, such as the femur, in preclinical studies.

     LIVER. The liver is the body's major metabolic organ. The only treatment for liver failure today is a liver transplant and currently there is an insufficient supply of transplantable livers. While more than 4,000 liver transplants are performed each year, it is estimated that 25,000 people die each year from chronic liver disorders, including many who are waiting for a transplant.

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

     BONE MARROW. Bone marrow is ultimately responsible for the production of all of the body's blood and immune cells. The Company believes that a universal bone marrow cultured ex vivo could be used as a replacement in patients whose bone marrow has been damaged or destroyed during radiation or chemotherapy treatments. The Company has successfully replicated animal and human bone marrow and natural killer cells (a component of the immune system) and has conducted pilot preclinical trials involving the infusion of replicated bone marrow cells. In addition, the Company has also grown and grafted bone marrow cultures with high percentages of stem cells on biodegradable polymer scaffolds.

     GENE THERAPY. During 1998, the Company received a U.S. patent covering three-dimensional, tissue-engineered products made with genetically-modified cells for gene therapy applications. Under the technology described in the patent, genetically-modified tissue can be grown on a biocompatible scaffold using genetically-engineered stromal cells, genetically-engineered parenchymal cells or both. Genetically-modified tissue products may provide a safe unique delivery vehicle for such indications as hemophilia (Factor VIII), short stature (growth hormone), anemia (erythropoietin), cancer or cardiovascular disease. Research utilizing this approach has shown expression of a genetically-engineered protein for up to 150 days in vivo (inside the body).

     Tissue engineering may provide a safe and effective means of delivering therapeutic proteins to patients using state of the art gene therapy techniques. Delivering genes in three-dimensional tissue may allow long-term expression in vivo by providing an environment for cells that is more similar to that found in the body. Obtaining long-term expression is one of the key technical hurdles that the gene therapy industry is facing today. Although gene therapy has been recognized as a revolutionary way to treat disease, progress has been slow due to the many challenges associated with gene delivery and in obtaining long-term expression in vivo.

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

     SMITH & NEPHEW PLC. In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft, the Company's tissue-engineered dermal replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). Smith & Nephew is a worldwide healthcare company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue. In January

1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include, with certain exceptions, any products using the Company's technology for the medical care and treatment of skin tissue wounds, such as pressure and venous ulcers, burns and skin tissue defects. The Dermagraft Joint Venture was further expanded in August giving Smith & Nephew the exclusive right to market TransCyte as a temporary covering for full and partial-thickness burns in the United States, beginning in October 1998. Under the terms of the Dermagraft Joint Venture agreements, Advanced Tissue Sciences is responsible for supervising the manufacturing of Dermagraft and TransCyte. Smith & Nephew's existing wound care sales force and distribution network in over ninety countries is to be used to market the products. See "Products - Burn Products" and "Products - Skin Ulcer Products."

     As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996. In connection with the 1998 expansion of the joint venture, Smith & Nephew made a $20 million equity investment in the Company in January 1998. The Company also received an additional $15 million payment from Smith & Nephew, through the Dermagraft
Joint Venture, in January 1999 and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, additional payments of up to $136 million. No assurance can be given that the Dermagraft Joint Venture or the Company will receive FDA approvals, obtain reimbursement or successfully commercialize such products. Accordingly, there can be no assurance that the Company will receive any or all of these milestone payments. See "Factors That May Affect Future Results."

     Advanced Tissue Sciences and Smith & Nephew will share equally in the expenses and revenues of the Dermagraft Joint Venture except, as provided in the expansion agreements, the Company will fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous and pressure ulcers. In addition, the Company will fund certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999.

     In 1994, Smith & Nephew and the Company entered into a separate fifty-fifty joint venture for the worldwide development, manufacture and marketing of human-based, tissue-engineered cartilage for orthopedic applications. Under the agreement, Smith & Nephew contributed the first $10 million in Cartilage Joint Venture funding and the Company contributed certain technology licenses. Joint venture revenues and expenditures in excess of the first $10 million are being shared equally by the partners. In addition, the Company has been drawing against a $10 million loan commitment from Smith & Nephew to fund the Company's share of the joint venture's expenditures. The Cartilage Joint Venture also has the right of first negotiation to develop tissue-engineered bone, tendon and ligament for orthopedic applications. Advanced Tissue Sciences has retained all rights to non-orthopedic cartilage applications.

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

     GEORGIA TECH. Georgia Tech is recognized as having a leading academic program in biomedical engineering. In 1997, the Company entered into a one-year research agreement providing for the investigation of the effect of fluid flow on chondrocyte metabolism. In 1998, the Company entered into additional research collaborations with Georgia Tech relating to the study of bioreactor fluid mechanics. Georgia Tech has also collaborated with the Company on its cardiovascular program, performing biomechanical property tests of bioengineered vascular grafts as compared to native coronary vessels. The relationship between the Company and Georgia Tech is further strengthened by the Company's participation in an internship program for students in the Bioengineering Program at Georgia Tech. The Company is also an active member of the Georgia Tech Educational Partners Program.

     UNIVERSITY OF CALIFORNIA, SAN DIEGO. In October 1997, Advanced Tissue Sciences was awarded an Advanced Technology Program grant from the National Institute of Standards and Technology to develop tissue-engineered vascular grafts for the treatment of coronary and peripheral artery vascular diseases. The grant proposal was submitted in collaboration with the Department of Bioengineering at University of California, San Diego. Under the award, the Company is leading a multi-disciplinary effort in collaboration with the UCSD Bioengineering Department to design, construct and evaluate tissue-engineered vascular grafts produced from cells grown on a biocompatible scaffold. The collaboration will integrate current advances in cellular mechanics, bioreactor technology, and blood vessel mechanics to create unique living tissue replacements for blood vessels.

SALES AND MARKETING

     TransCyte was approved in the United States for use as a temporary covering for excised full-thickness burns in March 1997 and for use in partial-thickness burns in October 1997. Prior to October 1998, TransCyte was marketed through the Company's direct sales force in the United States where the markets are relatively concentrated in specialized burn centers. Eighty of the approximately 140 specialized burn centers in the United States treat approximately seventy-five percent of all burn patients. TransCyte has also been approved in Canada and is being introduced in several European countries including the United Kingdom for severe and partial-thickness burns. In October 1998, the Company eliminated its direct sales force and TransCyte is now being marketed for burns in the United States, Canada and in the rest of the world, subject to regulatory approvals, through the Dermagraft Joint Venture by Smith & Nephew. See "Collaborations and Strategic Alliances - Smith & Nephew plc."

     It is estimated that there are approximately 800,000 diabetic foot ulcer patients treated each year in the United States. More than half of those ulcer patients are believed to be treated by podiatrists, with approximately ten percent of all podiatrists accounting for the treatment of over forty percent of these patients. Subject to regulatory approvals, Dermagraft for diabetic foot ulcers will be marketed through the Dermagraft Joint Venture by Smith & Nephew. Dermagraft is currently being marketed through the Dermagraft Joint Venture by Smith & Nephew in Canada, the United Kingdom and several other European countries. See "Collaborations and Strategic Alliances - Smith & Nephew plc."

     The Company has collected health economics data with respect to the treatment of diabetic foot ulcers throughout the pivotal clinical trial. Utilizing the data collected from the trial, economic models for each key country have been completed or are being prepared to support the commercial introduction of Dermagraft. The Company believes that doctors and third party payors recognize the high cost of treating diabetic foot ulcers, and the Dermagraft Joint Venture intends to price Dermagraft to be cost effective to the customer.

RESEARCH AND DEVELOPMENT

     The Company has invested a substantial portion of its resources into research related to the Company's core technology, the development and clinical trials of products related to such technology, and the development of manufacturing systems and processes. The Company has incurred research and development costs of $14,398,000, $17,984,000 and $23,699,000 in the years ended December 31, 1998, 1997 and 1996, respectively, of which approximately $8,509,000, $10,975,000 and $3,564,000 represent costs incurred for customer sponsored research. The Company expects to continue to incur substantial research and development costs related to its core technology, clinical trials of products related to such technology and the development of manufacturing processes and systems.

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

EMPLOYEES

     As of March 4, 1999, the Company employed 207 people, of whom 64 were engaged in research and development, 102 in operations, and 41 in marketing and administrative functions. The Company's staff includes twenty-one employees with Ph.D. or M.D. degrees. None of the Company's employees are represented by a labor union, and the Company believes that its employee relations are good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONTAINING THE WORDS "BELIEVES", "ANTICIPATES," "EXPECTS," "ESTIMATES" AND WORDS OF SIMILAR IMPORT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE HEREOF, AS A RESULT OF SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH BELOW AND IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS QUARTERLY REPORTS ON FORM 10-Q.

UNCERTAINTY OF MARKET ACCEPTANCE

     The Company believes that its profitability and growth over the next several years will depend in large part upon broad market acceptance of Dermagraft for the treatment of diabetic foot ulcers and, to a lesser extent, of TransCyte in the United States and key international markets targeted by Smith & Nephew. Early in 1998, an FDA Advisory Panel recommended approval of the Company's PMA application for Dermagraft in the treatment of diabetic foot ulcers subject to certain conditions to be satisfied after the Company's commercial introduction of such product in the United States. However, in June 1998, the FDA requested that an additional controlled clinical trial be completed in support of its PMA application for Dermagraft in the treatment of diabetic foot ulcers. The Company is currently conducting this additional U.S. pivotal clinical trial of Dermagraft in the treatment of diabetic foot ulcers. Commercial introduction within the United States is still subject to successful completion of the additional trial and approval of the Company's PMA application by the FDA. (See "Government Regulation.") The Company has received FDA approval to market TransCyte and has been marketing that product since March 1997. Accordingly, the commercial acceptance of Dermagraft for the treatment of diabetic foot ulcers has yet to be tested in the United States and both Dermagraft and TransCyte have been marketed and sold by the Dermagraft Joint Venture for a limited period of time.

     Each of these products is based on new and innovative technologies and there can be no assurance that such products will be broadly accepted by either the medical community or the general population as alternatives to existing methods of treatment. The acceptance of the Company's products may be adversely affected by their respective cost, concerns related to efficacy, the effectiveness of alternative methods of treatment and the insufficiency of third-party reimbursement. Any future reported adverse events or other unfavorable publicity involving patient outcomes from use of the Company's products could also adversely affect acceptance of such products. The Company has limited direct experience marketing or obtaining third-party reimbursement for its products.

     In addition, the Company will have to rely on Smith & Nephew or on arrangements with others to market its products domestically and internationally. Moreover, in the near term, the Company's success in generating initial market acceptance of Dermagraft will depend in large part on the marketing efforts of Smith & Nephew. The Company cannot control the amount and timing of resources that Smith & Nephew may devote to marketing and selling the Company's skin products, and there can be no assurance that Smith & Nephew will perform its obligations under the Dermagraft Joint Venture as expected. The failure of the Company to achieve broad acceptance of Dermagraft for the treatment of diabetic foot ulcers and, to a lesser extent, TransCyte for burn care, would have a material adverse effect on the Company's business, financial condition and results of operations.

ABSENCE OF PROFITABLE OPERATIONS; NEED FOR ADDITIONAL FUNDS

     To date, the Company has experienced significant operating losses in funding the research, development, testing and marketing of its products and expects to continue to incur substantial operating losses. The Company has incurred cumulative net operating losses of $218.5 million through December 31, 1998. The Company's ability to achieve profitability depends in part upon its ability, either independently or in collaboration with Smith & Nephew, to successfully manufacture and market Dermagraft and TransCyte for skin ulcers and burns. There can be no assurance that the Company will ever achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis.

     The further development of the Company's technology and products as well as any further development of manufacturing capabilities or the establishment of any additional sales, marketing and distribution capabilities will require the commitment of substantial funds. While the Company believes that its existing working capital, the milestone payments under the expanded Dermagraft Joint Venture, its borrowing capacity under the Cartilage Joint Venture, and its access to funds under an equity line will be sufficient to meet its present operating and capital requirements for at least the next twelve months, the Company may ultimately need to raise additional funds to support its long-term product development and commercialization programs. The Company could acquire such additional funding through collaborative arrangements, the extension of existing arrangements, additional public or private offerings of debt or equity securities or other means.

     There can be no assurance that the Company will satisfy the milestones for additional funds under the Dermagraft or Cartilage Joint Ventures or that adequate funds will be available under other existing or future arrangements when such funds are needed or, if available, on terms acceptable to the Company. In certain circumstances, funds under the Company's equity line could be limited or, in some cases, completely unavailable. Any drawing by the Company under the equity line may not exceed $15 million and, in any event, the investor group may, in its sole disrection, refuse to fund any drawing if such drawing, when aggregated with other drawings within the preceding three months and other Company securities held by the investor group, would result in the investor group owning more than 4.9% of the outstanding shares of Common
Stock. Any shares sold under the equity line will be sold at a 5% discount to the average low trading price of the Company's Common Stock over a specified period as determined by market volume. A drawing cannot be made during the pricing period for an earlier drawing under the equity line. In addition, the Company may not effect a drawing under the equity line if the Common Stock is trading at less than $2 per share, trading of the Common
Stock on the Nasdaq National Market has been suspended or the Common Stock has been delisted from the Nasdaq National Market, or there is not in effect a registration statement under the Securities Act of 1933 covering the issuance and resale of the Common Stock to be issued pursuant to the drawing.

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

UNCERTAINTY OF COLLABORATIVE ARRANGEMENTS AND STRATEGIC ALLIANCES

     The Company is particularly dependent on Smith & Nephew with respect to the Dermagraft and the Cartilage Joint Ventures. Although the Company believes that Smith & Nephew has a significant economic motivation to succeed in performing its contractual responsibilities under the Dermagraft and Cartilage Joint Venture agreements, the amount and timing of resources to be devoted to such performance are not within the control of the Company, and there can be no assurance that Smith & Nephew will perform its obligations as expected. Moreover, the Dermagraft and Cartilage Joint Ventures would be materially and adversely affected if Smith & Nephew had a strategic shift in its business focus. In addition, the Dermagraft and Cartilage Joint Venture agreements provide that they may be terminated prior to their expiration under certain circumstances that are outside the control of the Company. A termination of such agreements, or a failure of Smith &

Nephew to adequately perform its obligations thereunder, would have a material adverse effect on the Company's ability to successfully complete the develop-ment and testing of the products covered thereby and to successfully penetrate the markets for such products. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

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

STAGE OF PRODUCT DEVELOPMENT

     Although TransCyte has been approved for commercial sale and clinical trials are underway using Dermagraft for the treatment of diabetic foot ulcers and venous ulcers, the remainder of the Company's other products are at earlier stages of research, development and testing. These products will require significant additional research and development, including extensive preclinical and clinical testing, and regulatory approvals prior to commercialization. In addition, upon completion of the additional Dermagraft clinical trial, there can be no assurance that FDA will approve the marketing of Dermagraft. See "Government Regulation."

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

UNCERTAINTIES REGARDING HEALTHCARE REIMBURSEMENT AND REFORM

     The Company's ability to commercialize products successfully may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. In the United States, government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA, and by refusing, in some cases, to provide any coverage for uses of approved products for indications for which the FDA has not granted marketing approval. Initiatives to reform healthcare delivery are increasing these cost containment efforts. As managed care organizations continue to expand as a means of containing healthcare costs, the Company believes there may be attempts by such organizations to restrict the use of, delay authorization to use, or limit coverage and the level of reimbursement for, new products, such as those being developed and commercialized by the Company, pending completion of cost/benefit analyses of such products by those managed care organizations. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

     The Company has supported health economics studies and research and has developed cost offset or cost-effectiveness models with respect to its TransCyte and Dermagraft products in an effort to help obtain appropriate and adequate third party coverage and reimbursement for these products. However, these products are novel and as such are subject to inherent uncertainty in the area of reimbursement. There can be no assurance that adequate government or private payor coverage or levels of reimbursement will be available for any of the Company's products or for the Company to maintain price levels sufficient for the realization of an appropriate return on its investment in such products. Failure to obtain sufficient coverage and reimbursement levels for uses of the Company's products could have a material adverse effect on the market acceptance of such products and the Company's business, financial condition and results of operations.

     In connection with its review of the PMA application for Dermagraft in the treatment of diabetic foot ulcers, the FDA has approved the Company's application for a Treatment Investigational Device Exemption (IDE). The Treatment IDE is a new regulatory provision for devices that permit companies to make available promising new products under an agreed protocol to patients with serious diseases for which there is no satisfactory alternative. Under a Treatment IDE, companies are allowed to recover manufacturing and distribution costs. There can be no assurance, however that the Company will be successful in obtaining reimbursement, if any, under the Treatment IDE.

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

     In the area of burns, the Company competes primarily with cadaver skin or porcine tissue. The Company is also aware of several companies that have developed technologies involving processed cadaver skin used as a dermal replacement (LifeCell Corporation), or sheets of epidermis grown from the patient's own skin (Genzyme Tissue Repair and Cell Culture Technology). Integra Life Sciences ("Integra") is marketing Integra

Artificial Skin, consisting of a bovine collagen and glycosaminoglycan matrix with a synthetic polymer covering, for the treatment of burn wounds. In addition, the Company is aware that Ortec International, Inc. has completed a pilot clinical trial with its composite cultured skin product, consisting of fibroblasts and keratinocytes on a bovine collagen sponge, for the treatment of burn wounds. Several other companies are also developing or plan to develop growth factors as a treatment for partial-thickness or small full-thickness wounds.

     In the area of diabetic foot ulcers, Chiron Corporation and the Ortho-McNeil division of Johnson & Johnson, have received FDA approval and are marketing a platelet-derived growth factor ("PDGF") for the treatment of diabetic foot ulcers. In addition, Organogenesis, Inc. ("Organogenesis") has completed clinical trials for the use of Apligraf, a product using cultured human cells seeded onto a bovine collagen matrix, for the treatment of diabetic foot ulcers. Organogenesis received FDA approval to market Apligraf in the treatment of venous ulcers in May 1998. Organogenesis has also entered into an alliance with Novartis Pharma AG for the marketing of Apligraf.

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

     For all of its products, the Company expects to compete primarily on the uniqueness of its technology and product features, on the quality and cost-effectiveness of its products, and on the timing of commercial introduction. The Company believes that its tissue-engineered products may have many attributes that differentiate it from other competitors, including the fact that the Company's products are human-based tissue products designed to be available "off-the-shelf" to the end-users. However, other factors such as its ability to secure regulatory approval for its products, to implement production and marketing plans and to secure adequate capital resources, will also impact its competitive position. There can be no assurance that the Company will have the resources to compete successfully with such companies or that competition generally will not adversely affect the Company's results of operations or ability to successfully market its products.

PATENTS AND PROPRIETARY RIGHTS

     The Company's ability to compete effectively will depend, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes. The Company relies on patents, trademarks, trade secrets and know-how to maintain its competitive position. As of March 24, 1999, the Company owns thirty-one issued and five allowed patents in the United States. In addition, twenty-eight foreign counterparts to some of the United States patents have issued in several foreign countries. The United States patents expire at various times between 2005 and 2016.

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

     In November 1993, the Company received a United States patent relating to Dermagraft, covering both three-dimensional dermal tissue and full-thickness skin tissue cultured on living stromal tissue prepared in vitro and, in August 1995, received a United States patent covering the growth and implantation of its Dermagraft dermal skin replacement. These patents expire in November 2010 and August 2012, respectively. In October 1995, a United States patent was issued relating to TransCyte. This product patent covers a variety of transitional burn coverings that use a synthetic membrane with an attached dermal component. This patent will expire in October 2012.

     Two new U.S. patents were received in 1998. In July 1998, the Company received a U.S. patent covering three-dimensional tissue products made with genetically-modified cells for gene therapy applications. Under the technology described in the patent, genetically-modified tissues can be grown on a biocompatible scaffold using genetically-engineered stromal cells, genetically-engineered parenchymal cells or both. The patent comprises both product and method of use claims. This patent will expire in July 2015. In December 1998, the Company received a U.S. patent covering an apparatus for the growth and packaging of three-dimensional tissue constructs. The apparatus is presently being used by the Company as a "bioreactor" for the automated production of Dermagraft and TransCyte products. This patent expires in December 2015.

     Furthermore, in June 1998, three U.S. patents covering the growth of vascularized human tissues or organs on three-dimensional biocompatible, biodegradable and non-biodegradable polymer scaffolds inside the body (in vivo) were issued to the Massachusetts Institute of Technology and Children's Hospital, Boston. These patents, which have been licensed to the Company for a broad range of tissues and organs, complement Advanced Tissue Sciences' core patents covering the growth of tissues outside the body (ex vivo). The rights to these patents extend until October 2013.

     The Company's other patents issued in the United States cover tissue-engineered compositions, apparatus and methods for preparing same, and processes for therapeutic applications and laboratory testing. These patents expire between 2005 and 2016. The Company has additional United States and foreign patent applications relating to its tissue engineering technology. In addition, the Company has certain licensing rights to United States and foreign patents and patent applications filed by MIT related to cell growth and organ regeneration and repair, and biodegradable polymers, subject to certain limitations as to applicable tissues and fields of use, and by the University of Florida related to a stem cell proliferation factor.

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

     In the United States, the FDA regulates the clinical testing, manufacture, distribution and promotion of medical devices, biologics and pharmaceuticals pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and regulations promulgated thereunder. The Company's TransCyte and Dermagraft products and cartilage products are subject to regulation by the FDA as medical devices. The Company's other tissue replacement products, currently in various stages of development, could be regulated as medical devices, biologic products or pharmaceutical products. Legislative and regulatory initiatives concerning the regulation of tissue and organ transplants are ongoing and could possibly affect the future regulation of the Company's tissue-engineered products. It is not possible at the present time to predict accurately either the time frame for such action, or the ultimate effect that such initiatives could have, if any, on the products under development by the Company. Unlike PMA submissions for medical devices, the FDA has no regulatory time limit within which it must review and act upon submissions treated as biologics. As a result, the time period for final action often takes several years from submission, usually exceeding that expected for a PMA application.

     To obtain FDA approval to market medical devices that are not substantially equivalent to existing devices, the FDA requires proof of safety and efficacy in human clinical trials performed under an Investigational Device Exemption (an "IDE"). An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the IDE application is approved, human clinical trials may begin. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of a PMA application. Premarket approval or clearance from the FDA is required before commercial distribution of medical devices can be undertaken in the United States.

     The PMA application for a medical device must be supported by extensive data, including preclinical and human clinical trial data, to prove the safety and efficacy of the device, and information about the device and its components including, among other things, manufacturing, labeling and promotion. By regulation, the FDA has 180 days to review a PMA application and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. While the FDA has responded to PMA applications within the allotted time period, reviews more often occur over a significantly protracted period, often twelve to thirty-six months, and a number of devices for which a PMA application was submitted by other companies have never been cleared for marketing. The 180-day review time is often significantly exceeded, as the FDA may need additional information or clarification of information provided. The FDA may also make a determination that, based on deficiencies in the application or its interpretation of the information provided, additional clinical trials are required. The PMA process is lengthy and expensive and there can be no assurance that such FDA approval will be obtained.

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

     After the advisory panel meeting, the FDA continued to raise concerns about approving the PMA application based on the Company's retrospective efficacy analysis of the twelve week data and the use of a post-marketing study to confirm efficacy at twelve weeks. In June 1998, the FDA indicated the PMA application was not approvable without supportive data from an additional clinical trial. The Company is currently conducting the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers as requested by the FDA. See "Products - Skin Ulcer Products - Diabetic Foot Ulcers."

     The Company has constructed a commercial manufacturing facility for its TransCyte and Dermagraft products. This facility must be registered, inspected, and licensed by various regulatory authorities, including the California Department of Health and Human Services, and must comply with FDA's QSR, which elaborates testing, control, documentation and other quality assurance procedures. The manufacturing facility was initially inspected and found to be satisfactory by the FDA in 1996, prior to the approval of TransCyte for the treatment of full-thickness burns.

     Following an inspection of the manufacturing facility early in 1998 in conjunction with the Company's PMA application for the approval of Dermagraft for the treatment of diabetic foot ulcers, the FDA notified the Company of numerous objectionable conditions under a Form FDA 483 list of observations with respect to the Company's manufacturing processes and systems for Dermagraft and TransCyte. In March 1998, the FDA issued a warning letter requiring the Company to investigate and correct the conditions identified by the FDA. Specifically, the warning letter required the Company to address objectionable conditions with respect to (i) the control of environmental conditions, (ii) procedures for implementing corrective and preventive actions, (iii) procedures for acceptance of products, (iv) investigations of complaints, (v) compliance with medical device reporting regulations, and (vi) justification of extended expiration dates. In September 1998, the Company successfully completed a reinspection by the FDA of its manufacturing facility and quality systems for compliance with QSR and other applicable regulations.

     In general, if as a result of FDA inspections, adverse event reports or information derived from any other source, the FDA believes the Company is not in compliance with laws or regulations or that the Company's products pose a significant health risk, the FDA can refuse to approve pending PMA applications; withdraw previously approved PMA applications; require notification to users regarding risks; request corrective labeling, promotional or advertising materials; issue warning letters; require the Company to temporarily suspend marketing or undertake product recalls; impose civil penalties; or institute legal proceedings to detain or seize products, enjoin future violations, or seek criminal penalties against the Company, its officers or employees. Civil penalties may not be imposed for QSR violations unless the violations involve a significant or knowing departure from the requirements of the FDC Act or a risk to public health. The FDA provides manufacturers with an opportunity to be heard prior to the assessment of civil penalties. If civil penalties are assessed, judicial review is available.

     With respect to the manufacture of products for which premarket approval is granted, the Company will be subject to routine inspection by the FDA and certain state agencies, including the California Department of Health and Human Services, for compliance with QSR requirements, adverse event reporting requirements, and other applicable regulations. In addition, Congress has approved the Food and Drug Administration Modernization Act of 1997 (the "Modernization Act"). The Modernization Act makes changes to the device provisions of the FDC Act and other provisions in the Modernization Act affect the regulation of devices. Among other things, the changes will affect the IDE and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and post-market surveillance, accredited third party review, and the dissemination of off label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

     Although the FDA has classified TransCyte as a medical device, the State of California and the State of New York have notified the Company that it must register as a tissue bank in order to manufacture or distribute TransCyte in those states. Although many states do not regulate tissue banks, there are certain other states besides California and New York that do. Such states could take a position similar to California and New York with regard to the regulatory status of TransCyte. In June 1997, the Company submitted a request to the FDA for an advisory opinion that the FDA's regulation of this product as a medical device preempts New York from regulating it as human tissue under a different licensing scheme. Both New York and California have provided written submissions to the FDA urging the agency to deny the Company's request. To date, the FDA has not ruled. If states are permitted to regulate TransCyte as a human tissue, the Company and its customers could be subjected to a costly new layer of regulation. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. The Company is currently distributing TransCyte in the State of New York under a provisional tissue banking license. Due to the similarities of the products, regulations applicable to TransCyte are also expected to apply to the Company's Dermagraft product as well.

     Whether regulated by the FDA as a medical device or biologic, or otherwise by any state or foreign authorities, the approval process for all of the Company's products is expensive and time consuming and no assurance can be given that the FDA or any regulatory agency will grant its approval. The inability to obtain, or delays in obtaining, such approvals would adversely affect the Company's ability to commence marketing therapeutic applications of its technology. There is no assurance that the Company will have sufficient resources to complete the required testing and regulatory review processes. Furthermore, the Company is unable to predict the extent of adverse governmental regulation which might arise from future United States or foreign legislative or administrative action. In addition, any products distributed by the Company pursuant to the above authorizations are subject to pervasive and continuing regulation by the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission.

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

DEPENDENCE ON KEY PERSONNEL

     The Company's success will depend in large part upon its ability to attract and retain qualified scientific, administrative and management personnel as well as the continued contributions of its existing senior management and scientific and technical personnel. The Company faces strong competition for such personnel and there can be no assurance that the Company will be able to attract or retain such individuals. In particular, the loss of the services of either Arthur J. Benvenuto, the Company's Chairman and Chief Executive Officer, or Dr. Gail K. Naughton, its President and Chief Operating Officer, would have a material adverse effect on the Company.

DEPENDENCE ON CERTAIN SUPPLIERS

     Although most of the raw materials used in the manufacture of the Company's Dermagraft products are available from more than one supplier, changes in certain critical components could cause the FDA to require the Company to prove equivalency of the materials or potentially to modify or perform additional clinical trials for its Dermagraft and TransCyte products, which could have the effect of restricting product available for sale. To date, the Company has not experienced difficulty in obtaining necessary raw materials.

     The mesh framework used by the Company in Dermagraft is available under a supply agreement with only one FDA-approved manufacturing source. Similarly, the synthetic mesh framework used by the Company in TransCyte is only available under a supply agreement with a different FDA-approved manufacturing source. Because the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain component parts and packaging materials in their applications, FDA approval of a new supplier would be required if these materials become unavailable from the current supplier.

     Although the Company has not experienced difficulty acquiring these materials for the manufacture of its Dermagraft and TransCyte products, no assurance can be given that interruptions in supplies will not occur in the future or that the Company would not have to obtain substitute vendors for these materials. Any significant supply interruption would adversely affect the Company's clinical trials as well as its product development and marketing programs. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture products.

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

YEAR 2000 COMPLIANCE

     The Year 2000 ("Y2K") issue is a situation that results from computer systems and software products being coded using two digits rather than four to define the applicable year. The Company's computer systems and software products utilize embedded technology that is time-sensitive and may recognize a date as the year 1900 rather than the year 2000 which could cause computer system failures and errors leading to a disruption of business operations.

     The Company has substantially completed the process of evaluating its information systems, equipment and significant vendor relationships considered critical to the Company's operations and which could be affected by the Y2K issue. Although its assessment of its Y2K issues is not complete, Advanced Tissue Sciences believes that its internal systems are Y2K compliant or will be replaced or upgraded to comply with Y2K requirements.

     To date, the Company has not identified any Y2K issues that will require a significant investment to be made by the Company to resolve; however, it is not possible to predict with any certainty that (i) the Company will identify all significant Y2K issues which could be material to its operations, (ii) significant vendors will not be affected by Y2K problems and therefore may be unable to meet their commitments to the Company, (iii) the Company will not identify Y2K issues that result in material costs to the Company, or (iv) the Company will be able to adequately resolve or develop satisfactory contingency plans for identified Y2K issues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The foregoing Y2K discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including, without limitation, estimated costs and timelines to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant Y2K issues, results of Y2K testing, adequate resolution of Y2K issues by third-party vendors and suppliers of goods and services to the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties.

ITEM 2.  PROPERTIES

     The Company leases approximately 85,000 square feet of space at its headquarters facility, of which approximately 89% is allocated to manufacturing and research. The leases for this facility expire in September 2000, subject to an option to renew for an additional five years. In addition, the Company leases approximately 6,900 square feet of manufacturing and research space under a five-year lease that expires in 2002. The Company also leases approximately 36,000 square feet which is used for both research and administration. This lease expired and converted to a month-to-month agreement in January 1999. In 1997, the Company executed a 15-year operating lease agreement, which commenced in November 1998 with the completion of a new 104,000 square foot research and administration building. The Company is currently evaluating its space requirements and expects to terminate or sublease a significant portion of its leased facilities, to the extent feasible. The Company's facilities are all located in San Diego, California.

     The Company believes that its property and equipment are generally well maintained, in good operating condition and, as noted above, exceed its current needs.

ITEM 3.  LEGAL PROCEEDINGS

     In June 1998, several shareholders filed lawsuits against the Company and two of its officers in the United States District Court for the Southern District of California. The lawsuits allege violations of the federal securities laws, and purport to seek damages on behalf of a class of share-holders who purchased Advanced Tissue Sciences, Inc. Common Stock during the period from January 13, 1997 through June 11, 1998. In October 1998, the Court appointed lead plaintiffs and, following several extensions of time, plaintiffs are scheduled to file a consolidated complaint by March 31, 1999. The Company will have forty-five days from the filing of the consolidated complaint to file a responsive pleading. The Company believes that the lawsuits are without merit and intends to defend against them vigorously.
In addition, the Company believes the ultimate resolution will not have a material adverse impact on the Company's financial condition, results of operations or liquidity. However, there can be no assurance that an adverse result would not have a material adverse effect on the Company. See Note 11 to the Company's consolidated financial statement on page F-19. There is no other material litigation pending against the Company.

     In October 1998, the Court appointed lead plaintiffs and, following several extensions of time, plaintiffs are scheduled to file a consolidated complaint by March 31, 1999. The Company will have forty-five days from the filing of the consolidated complaint to file a responsive pleading.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a Special Meeting of Stockholders of Advanced Tissue Sciences, Inc. on February 16, 1999, such meeting having been adjourned from January 27, 1999 in order to obtain a quorum. During the Special Meeting stockholders approved the following proposals:

     (1) the issuance by the Company of shares of Common Stock upon conversion of, or as dividends on, its Series B Convertible Preferred Stock with 19,692,798 shares in favor of the Proposal, 2,073,611 shares opposed and 402,569 shares abstaining; and
     (2) an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.01 par value per share, from 100,000,000 shares to 125,000,000 shares with 20,180,812 shares in favor of the Proposal, 2,233,714 shares opposed and 361,432 shares abstaining.

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


                                                 HIGH          LOW
                                               --------      -------
     YEAR ENDED DECEMBER 31, 1998:
       First Quarter                           $ 15.63       $ 9.13
       Second Quarter                            11.38         3.50
       Third Quarter                              5.25         1.75
       Fourth Quarter                             4.09         2.03

     YEAR ENDED DECEMBER 31, 1997:
       First Quarter                           $ 14.75       $ 9.88
       Second Quarter                            13.50        10.00
       Third Quarter                             18.50        11.63
       Fourth Quarter                            18.44        11.50

HOLDERS

     As of December 31, 1998, there were 1,441 holders of record of the Company's Common Stock.

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

ITEM 7A.  MARKET RISK

     Information concerning market risk relating to the Company's financial instruments is presented in management's discussion and analysis of financial condition and results of operations beginning on page F-2 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements and schedules, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-9.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections titled "Directors and Nominees" and "Executive Officers" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section titled "Executive Compensation" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section titled "Principal Stockholders" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section titled "Certain Transactions" appearing in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1)  Financial Statements:
           --------------------

     The following financial statements of the Company and of the Dermagraft Joint Venture are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                     Page
                                                                   --------
    Consolidated Financial Statements of Advanced
      Tissue Sciences, Inc.:
         Consolidated Balance Sheets as of
           December 31, 1998 and 1997............................     F-9
         Consolidated Statements of Operations for the
           Years Ended December 31, 1998, 1997 and 1996..........     F-10
         Consolidated Statements of Cash Flows for the
           Years Ended December 31, 1998, 1997 and 1996..........     F-11
         Consolidated Statements of Stockholders' Equity
           for the Years Ended December 31, 1998, 1997 and 1996..     F-12
         Notes to the Consolidated Financial Statements..........  F-13 to F-25
         Report of Ernst & Young LLP, Independent Auditors.......     F-26
    Combined Financial Statements of the Dermagraft Joint Venture:
         Combined Balance Sheets as of December 31,
           1998 and 1997.........................................     F-27
         Combined Statements of Operations for the Years
           Ended December 31, 1998 and 1997 and for the
           Period April 29, 1996 (inception) to
           December 31, 1996.....................................     F-28
         Combined Statements of Cash Flows for the Years
           Ended December 31, 1998 and 1997 and for the
           Period April 29, 1996 (inception) to
           December 31, 1996.....................................     F-29
         Combined Statements of Partners' Capital for the Years
           Ended December 31, 1998 and 1997 and for the Period
           April 29, 1996 (inception) to December 31, 1996.......     F-30
         Notes to the Combined Financial Statements..............  F-31 to F-33
         Report of Ernst & Young LLP, Independent Auditors.......     F-34

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

    (3)  Exhibits:
         --------

  Exhibit
    No.           Title                                   Method of Filing
  -------         -----                                   ----------------

   3.1      Restated Certificate of Incorporation     Filed Herewith
            of Advanced Tissue Sciences, Inc. as
            in effect on February 16, 1999

   3.2      Restated By-Laws of the Registrant        Incorporated by Reference
            Dated September 17, 1991                  to Exhibit 3 to the
                                                      Registrant's Form 10-Q for
                                                      the Quarter Ended
                                                      October 31, 1991

   3.3      Certificate of Designations,              Incorporated by Reference
            Preferences and Rights of Series B        to Exhibit 3.1 to the
            Convertible Preferred Stock of            Registrant's Current
            Advanced Tissue Sciences, Inc.            Report on Form 8-K dated
                                                      July 10, 1998

   4.1      Rights Agreement, Dated as of             Incorporated by Reference
            January 6, 1995, between the Company      to Exhibit 1 to the
            and Chemical Trust Company of             Registrant's Current
            California, including the Certificate     Report on Form 8-K Dated
            of Determination for the Series A         January 5, 1995
            Junior Participating Preferred Stock
            as Exhibit A, the Form of Summary of
            Rights to Right Certificate as Exhibit
            B and the Purchase Preferred Shares as
            Exhibit C

   4.2      Investment Agreement between Advanced     Incorporated by Reference
            Tissue Sciences, Inc. and Ramius          to Exhibit 4.1 to the
            Hatteras Partners, L.P., Dated            Registrant's Current
            February 9, 1996                          Report on Form 8-K dated
                                                      February 9, 1996

   4.2(a)   Amendment No. 1 to Investment             Incorporated by Reference
            Agreement between Advanced Tissue         to Exhibit 4.1 to the
            Sciences, Inc. and Hatteras Partners,     Registrant's Current
            L.P. (formerly Ramius Hatteras Partners,  Report on Form 8-K dated
            L.P.), Dated January 26, 1998             January 26, 1998

   4.2(b)   Amendment No. 2 to Investment             Incorporated by Reference
            Agreement between Advanced Tissue         to Exhibit 4.1 to the
            Sciences, Inc. and Hatteras Partners,     Registrant's Current
            L.P. (formerly Ramius Hatteras Partners,  Report on Form 8-K dated
            L.P.) dated July 10, 1998                 July 10, 1998

  10.1      Form of Indemnification Agreement         Incorporated by Reference
            Between the Company and Each of the       to Exhibit 10.6 to the
            Directors of the Company                  Registrant's Annual
                                                      Report on Form 10-K for
                                                      the Year Ended January 31,
                                                      1991

  10.2      Nonqualified Stock Option Agreement,      Incorporated by Reference
            Dated June 3, 1991 between the            to Exhibit 19.1 to the
            Company and Arthur J. Benvenuto           Registrant's Form 10-Q for
                                                      the Quarter Ended July
                                                      31, 1991

  10.3      Nonqualified Stock Option Agreement,      Incorporated by Reference
            Dated June 3, 1991 between the            to Exhibit 19.2 to the
            Company and Dr. Gail K. Naughton          Registrant's Form 10-Q for
                                                      the Quarter Ended July
                                                      31, 1991

  10.4**    Advanced Tissue Sciences, Inc. 1997       Incorporated by Reference
            Stock Incentive Plan                      to Exhibit 99.1 to the
                                                      Registrant's Registration
                                                      Statement No. 333-36879
                                                      on Form S-8

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

  10.4(d)   Form of Addendum to Stock Issuance        Incorporated by Reference
            Agreement re: Involuntary                 to Exhibit 99.5 to the
            Termination                               Registrant's Registration
                                                      Statement No. 333-36879
                                                      on Form S-8

  10.4(e)   Form of Automatic Stock Option            Incorporated by Reference
            Agreement                                 to Exhibit 99.6 to the
                                                      Registrant's Registration
                                                      Statement No. 333-36879
                                                      on Form S-8

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

  10.6(b)*  Sponsored Research Agreement between      Incorporated by Reference
            the Massachusetts Institute of Tech-      to Exhibit 10.8(b) to the
            nology and Advanced Tissue Sciences,      Registrant's Transition
            Inc. Dated July 24, 1992                  Report on Form 10-K for
                                                      the Eleven Months Ended
                                                      December 31, 1992

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

  10.10     Promissory Note Between Advanced          Incorporated by Reference
            Tissue Sciences, Inc. and Smith &         to Exhibit 10.2 to the
            Nephew SNATS, Inc. Dated June 11, 1997    Registrant's Form 10-Q for
                                                      the Quarter Ended June
                                                      30, 1997

  10.11(a)  U.S. $16,000,000 Loan Facility to         Incorporated by Reference
            DermEquip, L.L.C. Provided by The         to Exhibit 10.1 to the
            Chase Manhattan Bank Dated August         Registrant's Form 10-Q for
            12, 1997                                  the Quarter Ended
                                                      September 30, 1997

  10.11(b)  Guaranty Between Advanced Tissue          Incorporated by Reference
            Sciences, Inc. and The Chase              to Exhibit 10.2 to the
            Manhattan Bank Dated August 8, 1997       Registrant's Form 10-Q for
                                                      the Quarter Ended
                                                      September 30, 1997

  10.12(a)  Heads of Agreement Dated January 14,      Incorporated by Reference
            1998 between Advanced Tissue Sciences,    to Exhibit 10.1 to the
            Inc. and Smith & Nephew plc               Registrant's Current
                                                      Report on Form 8-K
                                                      Dated January 14, 1998

  10.12(b)  Common Stock Purchase Agreement,          Incorporated by Reference
            Dated January 14, 1998, between           to Exhibit 10.2 to the
            Advanced Tissue Sciences, Inc. and        Registrant's Current
            Smith & Nephew SNATS, Inc.                Report on Form 8-K Dated
                                                      January 14, 1998

  10.13     Heads of Agreement between Advanced       Incorporated by Reference
            Tissue Sciences, Inc. and Smith &         to Exhibit 10.1 to the
            Nephew plc Dated August 6, 1998           Registrant's Form 10-Q for
                                                      the Quarter Ended June
                                                      30, 1998

  10.14*    Lease Agreement Between TPSC II           Incorporated by Reference
            Limited Partnership (Landlord) and        to Exhibit 10.15 to the
            Advanced Tissue Sciences, Inc. (Tenant)   Registrant's Annual
            Dated October 15, 1997                    Report on Form 10-K for
                                                      the Year Ended December
                                                      31, 1997

  10.15(a) Securities Purchase Agreement by and       Incorporated by Reference
           among Advanced Tissue Sciences, Inc. and   to Exhibit 10.1 to the
           the Investors Dated July 10, 1998          Registrant's Current
                                                      Report on Form 8-K dated
                                                      July 10, 1998

  10.15(b) Registration Rights Agreement by and       Incorporated by Reference
           among Advanced Tissue Sciences, Inc. and   to Exhibit 10.2 to the
           the Investors Dated July 10, 1998          Registrant's Current
                                                      Report on Form 8-K dated
                                                      July 10, 1998

  10.15(c) Redemption Amendment Agreement by and      Incorporated by Reference
           among Advanced Tissue Sciences, Inc. and   to Exhibit 10.1 to the
           the Buyers of Series B Convertible         Registrant's Current
           Preferred Stock Dated November 6, 1998     Report on Form 8-K dated
                                                      November 6, 1998

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

    (b)  Reports on Form 8-K
         -------------------

     The Company filed a Current Report on Form 8-K dated November 6, 1998 under
Item 5 reporting that it had entered into a Redemption Amendment Agreement with the buyers of the Company's Series B Convertible Preferred Stock modifying the buyers' rights to require redemption of the preferred shares upon occurrence of certain events.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADVANCED TISSUE SCIENCES, INC.



Date:  March 24, 1999                   By:  /s/ Arthur J. Benvenuto
       -------------------                 -------------------------
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

     SIGNATURE                     TITLE                            DATE
     ---------                     -----                            ----


/s/ Arthur J. Benvenuto       Chairman of the Board of         March 24, 1999
-----------------------       Directors and Chief
 Arthur J. Benvenuto          Executive Officer
                              (principal executive officer)


/s/ Dr. Gail K. Naughton      Director, President and Chief    March 24, 1999
------------------------      Operating Officer
 Dr. Gail K. Naughton



/s/ Michael V. Swanson        Vice President, Finance and      March 24, 1999
----------------------        Administration (principal
 Michael V. Swanson           financial and accounting officer)



/s/ Jerome E. Groopman, M.D.  Director                         March 24, 1999
----------------------------
 Jerome E. Groopman, M.D.



/s/ Jack L. Heckel            Director                         March 24, 1999
------------------
 Jack L. Heckel



/s/ Ronald L. Nelson          Director                         March 24, 1999
--------------------
 Ronald L. Nelson



/s/ Dayton Ogden              Director                         March 24, 1999
----------------
 Dayton Ogden



/s/ David S. Tappan, Jr.      Director                         March 24, 1999
------------------------
 David S. Tappan, Jr.



/s/ Dr. Gail R. Wilensky      Director                         March 24, 1999
------------------------
 Dr. Gail R. Wilensky

                        SELECTED FINANCIAL DATA

     See Note 1 to the accompanying consolidated financial statements for a discussion of the basis of presentation. This summary of selected financial data should be read in conjunction with the consolidated financial statements and notes presented on pages F-9 to F-25.


                                                         Year Ended December 31,
                                        ----------------------------------------------------------
                                           1998        1997        1996        1995        1994
                                        ----------  ----------  ----------  ----------  ----------
                                                 (In thousands, except per share amounts)
Revenues:
  Product sales (1)                     $   11,962  $    2,166  $    1,018  $    1,177  $    1,042
  Contracts and fees (2) (3)                 8,519      10,985      13,574       2,388         923
Research and development
   expenses                                 14,398      17,984      23,699      18,498      16,459
Equity in losses of joint
 ventures (3)                              (17,628)    (11,990)         --          --          --
Net loss                                   (43,285)    (36,089)    (22,401)    (23,125)    (22,775)
Net loss applicable to common
   stock                                   (43,863)    (36,089)    (22,401)    (23,125)    (22,775)

Basic and diluted loss per
 common share                           $    (1.11)  $    (.96)  $    (.61) $     (.72) $     (.75)

Weighted average shares used in
  the calculation of basic and
  diluted loss per common share             39,373      37,548      36,556      33,266      30,250




                                                                 December 31,
                                        -----------------------------------------------------------
                                           1998         1997        1996        1995        1994
                                        ----------   ----------  ----------  ----------  ----------
                                                                (In thousands)
Cash, cash equivalents and
  short-term investments (4)            $   23,054   $   17,086  $   40,217  $   18,929  $   22,033
Working capital                             20,442       13,216      35,984      15,747      19,037
Total assets                                53,985       50,460      56,501      31,141      33,426
Long-term debt, capital lease
  obligations and redeemable
  preferred stock                           32,260       26,157          61          25          36
Accumulated deficit                       (218,456)    (175,171)   (139,082)   (116,681)    (93,556)
Stockholders' equity (4)                    12,527       13,966      48,380      25,900      28,350


----------
(1) Product sales for the year ended December 31, 1998 include sales of TransCyte(TM) (formerly Dermagraft-TC(R)) to unrelated customers of $1,035,000 and sales of TransCyte and Dermagraft(R) at cost to a related party in the amount of $10,927,000. Product sales for the year ended December 31, 1997 include sales of TransCyte of $976,000 and sales of Dermagraft at cost to a related party in the amount of $1,190,000. Product sales in 1996 and prior years are for sales of the Company's Skin2(R) laboratory testing kits. The Company discontinued sales of its Skin2 laboratory testing kits in October 1996.

(2) Contracts and fees for the year ended December 31, 1996 include a $10 million up front payment from Smith & Nephew plc upon the formation of a joint venture for the commercialization of Dermagraft for the treatment of diabetic foot ulcers.

(3) In April 1996, the Company formed a joint venture (the "Dermagraft Joint Venture") with Smith & Nephew for the commercialization of Dermagraft for the treatment of diabetic foot ulcers. The Company had formed a separate joint venture for the commercialization of tissue-engineered cartilage for orthopedic applications in April 1994. Contracts and fees include revenues for research and development, marketing and other activities performed for the joint ventures. Advanced Tissue Sciences and Smith & Nephew began sharing in the revenues and expenses of the joint ventures in January 1997.

(4) In January 1999, the Company received $15 million from Smith & Nephew, through the Dermagraft Joint Venture, in connection with a 1998 expansion of the Dermagraft Joint Venture to include Dermagraft for venous and pressure ulcers and the marketing of TransCyte outside the United States.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Advanced Tissue Sciences, Inc. (the "Company" or "Advanced Tissue Sciences") is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using its proprietary tissue engineering technology. The Company's leading therapeutic products are tissue-engineered skin products, TransCyte(TM) (formerly Dermagraft-TC(R)) for the temporary covering of severe and partial-thickness burns and Dermagraft(R) for the treatment of severe skin ulcers. In addition to its TransCyte and Dermagraft skin products, the Company is focusing its resources on the development of tissue-engineered cartilage and cardiovascular products.

     In March 1997, the Company received marketing approval in the United States from the U.S. Food and Drug Administration (the "FDA") for its first therapeutic product, TransCyte, as a temporary covering for severe, full-thickness, or third degree burns. In addition, in October 1997, the Company received FDA approval to market TransCyte for partial-thickness, or second degree burns in the United States. Through September 1998, TransCyte was marketed for burns by Advanced Tissue Sciences through a direct sales force in the United States. As of October 1998, TransCyte is being marketed in the United States and throughout the rest of the world for burn and wound care applications under a recently expanded joint venture with Smith & Nephew plc ("Smith & Nephew").

     Dermagraft for the treatment of diabetic foot ulcers was approved for sale in Canada in August 1997, and was introduced in the United Kingdom and several other European countries late in 1997 through the joint venture with Smith & Nephew. The Company also submitted a Premarket Approval (PMA) application to the FDA for approval to market Dermagraft for the treatment of diabetic foot ulcers in the United States. In January 1998, an FDA advisory panel recommended approval of Dermagraft with the condition that the Company perform a post-marketing study to confirm efficacy and provide physician training. However, in June 1998, the FDA decided the PMA application was not approvable without supportive data from an additional controlled clinical trial. The Company has received approval from the FDA and has begun the requested clinical trial. Based on the clinical plan, the Company believes the additional data could be available for submission in twelve to eighteen months after trial initiation, assuming a reasonable rate of patient enrollment and data consistent with its previous PMA submission.

     In October 1998, the FDA approved the Company's application for a Treatment Investigational Device Exemption (IDE) for Dermagraft, allowing the Company to make Dermagraft for the treatment of diabetic foot ulcers available to selected centers in the United States under an approved clinical protocol.
The Treatment IDE is a new regulatory provision for devices that (1) permits companies to make available promising new products to patients with serious diseases for which there is no satisfactory alternative, and (2) allows companies to recover the costs of manufacturing and distributing the product. The Treatment IDE is being conducted concurrently with the ongoing clinical trial of Dermagraft in the treatment of diabetic foot ulcers in the United States.

     In April 1996, the Company entered into an agreement with Smith & Nephew to form a joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. Under the joint venture agreement, all expenses and revenues associated with the development and commercialization of Dermagraft for diabetic foot ulcers from January 1997 are shared equally by the joint venture partners. In January 1998, Advanced Tissue Sciences and Smith & Nephew expanded the Dermagraft Joint Venture to include additional technology for the treatment of skin tissue wounds and applications such as venous ulcers, pressure ulcers and burns. In August 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture further to include exclusive rights to TransCyte for full and partial-thickness burns in the United States effective October 1998. Under the expanded joint venture, Advanced Tissue Sciences and Smith & Nephew will continue to share equally in the expenses and revenues of the Dermagraft
Joint Venture, except the Company will fund the first $6 million in expense for conducting clinical trials and regulatory support of Dermagraft and TransCyte in the treatment of venous ulcers and pressure ulcers. In addition, the Company will fund certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December
1999.  See Note 3 to the consolidated financial statements.

     In May 1994, the Company and Smith & Nephew entered into a separate joint venture (the "Cartilage Joint Venture") for the worldwide development, manufacture and marketing of human tissue-engineered cartilage for orthopedic applications. In January 1997, the joint venture partners began sharing equally in the Cartilage Joint Venture's expenses. See Note 3 to the consolidated financial statements.

     In October 1997, the Company was awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology to fund collaborative cardiovascular research with the University of California, San Diego over a three-year period. Funding under the grant began in 1998. From 1993 through 1997, the Company sponsored at least $1 million annually in early stage research programs at the Massachusetts Institute of Technology ("MIT") and Children's Hospital in Boston ("Children's Hospital") directed toward the tissue engineering of cartilage, liver and numerous other tissues and several polymer technologies. The Company substantially reduced its commitment to MIT and Children's Hospital in 1998; however, additional research is being sponsored at several other academic institutions.

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

RESULTS OF OPERATIONS

Year Ended December 31, 1998 as Compared to the Year Ended December 31, 1997

     Product sales totaled $11,962,000 in 1998, as compared to $2,166,000 in 1997. Product sales include sales to related parties of $10,927,000 and $1,190,000 and to others of $1,035,000 and $976,000 in 1998 and 1997, respectively.

     Product sales to related parties reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost. See Note 3 to the consolidated financial statements. The Company manufactures Dermagraft and TransCyte to meet the Dermagraft Joint Venture's forecasted requirements for sales, marketing and clinical trials. Increased product sales to the Dermagraft Joint Venture in 1998 reflect increased manufacturing costs as discussed with respect to cost of goods sold below and the fact that commercial sales to the Dermagraft Joint Venture did not begin until the second quarter of 1997. In addition to product attributes and competition, growth in sales in 1999 and beyond will continue to be sensitive to the Dermagraft Joint Venture's success in obtaining regulatory approvals and product reimbursement from both national healthcare systems and private insurers.

     As discussed above, TransCyte sales and marketing were transferred from the Company to the Dermagraft Joint Venture effective October 1998. As a result, product sales to others include sales of TransCyte in the United States from January through September 1998. Product sales in 1997 reflect sales for the period April through December 1997. There were no sales to outside customers in the first quarter of 1997, as TransCyte was first introduced in April 1997 for full-thickness burns and in October 1997 for partial-thickness burns.

     Revenues from contracts and fees were $8,519,000 for 1998, compared to $10,985,000 in 1997. Contract revenues decreased $2,466,000 for 1998 reflecting lower contract revenues recognized for research and development and clinical activities performed for the Dermagraft and the Cartilage Joint Ventures and for associated administrative costs. See Note 3 to the consolidated financial statements. Future contract revenues will include costs associated with clinical trials and post-market studies of Dermagraft in venous, pressure and diabetic foot ulcers and TransCyte for full and partial-thickness burns.

     Cost of goods sold for 1998 represents the cost of the Company's TransCyte product sold domestically and the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture. Cost of goods sold in 1997 represents costs to manufacture TransCyte since its introduction in April 1997 and sales to the Dermagraft Joint Venture beginning in the second quarter of 1997. Products are being sold to the Dermagraft Joint Venture at cost to manufacture including period costs. The Company initiated production of Dermagraft in its commercial facility in January 1998 and, accordingly, cost of goods sold has reflected costs associated with that facility such as depreciation and overhead since that date. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, the Company expects to continue to incur significant costs associated with excess production capacity within its manufacturing facility.

     Research and development expenditures decreased 20% to $14,398,000 for 1998, compared to $17,984,000 in 1997. The decrease in research and development costs primarily reflects lower costs for sponsored research programs, for both clinical trials and production for clinical trials of TransCyte and Dermagraft and for the development of commercial manufacturing processes. Research and development costs are expected to increase during 1999 reflecting clinical trials and post-market studies of Dermagraft in venous, pressure and diabetic foot ulcers and TransCyte for full and partial-thickness burns.

     Selling, general and administrative costs were $13,409,000 in 1998, a decrease of $655,000 from $14,064,000 in 1997. The decrease primarily reflects lower expenditures for selling and marketing costs related to the commercialization of products partially offset by higher compensation costs. Selling and marketing costs decreased during the fourth quarter of 1998 due to the transfer of sales and marketing of TransCyte to the Dermagraft Joint Venture effective October 1998.

     Professional and consulting costs for legal, accounting and other consulting services incurred in 1998 were $2,263,000, compared to $2,941,000 in 1997. The decrease in professional and consulting fees in 1998 principally reflects lower legal and recruiting fees and lower costs for Dermagraft-related marketing consultants partially offset by higher costs in preparation for the reinspection of the Company's manufacturing facility.

     Equity in losses of joint ventures was $17,628,000 in 1998, as compared to $11,990,000 in 1997. These amounts represent the Company's share of the losses of the Dermagraft and Cartilage Joint Ventures. The increase in 1998 primarily reflects increased manufacturing costs and selling, general and administrative expenses in the Dermagraft Joint Venture. As the Company sells products to the Dermagraft Joint Venture at its cost to manufacture, costs of the commercial facility began to be recognized in cost of goods sold for the Dermagraft Joint Venture in January 1998. Selling, general and administrative expenses in the Dermagraft Joint Venture have increased to support the commercial introduction of Dermagraft and TransCyte in certain markets. The joint ventures' losses are expected to continue in 1999 as Dermagraft and TransCyte are commercially introduced in certain markets, as these products are manufactured in support of clinical trials and as orthopedic cartilage research and development efforts continue.

     Interest income and other was $1,320,000 in 1998, which compared to $1,252,000 in 1997 as higher cash balances in the second half of 1998 from a $25 million private placement of Convertible Series B Preferred Stock offset lower cash balances in the first half of the year as compared to 1997. Interest expense was $2,343,000 in 1998, compared to $877,000 in 1997. The increase in 1998 principally reflects interest on notes payable to Smith & Nephew and The Chase Manhattan Bank (see Note 8 to the consolidated financial statements).

Year Ended December 31, 1997 as Compared to the Year Ended December 31, 1996

     Product sales totaled $2,166,000 in 1997, as compared to $1,018,000 in 1996. Product sales to related parties reflect sales of Dermagraft to the Dermagraft Joint Venture at cost (see Note 3 to the consolidated financial statements). Sales to outside customers of $976,000 in 1997 are from sales of TransCyte for full-thickness burns introduced in April and for partial-thickness burns introduced in October, following marketing approvals from the FDA. Sales in 1996 were from the Company's Skin product line which was discontinued in October 1996 (see Note 4 to the consolidated financial statements).

     Sales of TransCyte fluctuated from quarter to quarter in 1997. Although sales of $173,000 were down in the third quarter as compared to sales of $450,000 in the introductory second quarter, sales increased to $353,000 in the fourth quarter primarily driven by approval of the partial-thickness indication. The Company focused its efforts during 1997 on educating the market as to the benefits and attributes of TransCyte and in having additional burn centers trial the product.

     Revenues from related parties for contracts and fees were $10,975,000 in 1997, as compared to $13,564,000 in 1996. Revenues reported for 1996 included a $10 million up front fee from Smith & Nephew upon signing an agreement to enter into the Dermagraft Joint Venture. Contract revenues, excluding the $10 million payment, increased $7,411,000 in 1997, principally reflecting contract revenues recognized for research and development and other activities performed for the Dermagraft Joint Venture. Such funding began in January 1997. See Note 3 to the consolidated financial statements. 1997 and 1996 also include revenues recognized for research and development performed for the Cartilage Joint Venture.

     Cost of goods sold in 1997 represents the cost of the Company's TransCyte product since its introduction in April 1997 and the cost of Dermagraft sold to the Dermagraft Joint Venture. Products are being sold to the Dermagraft Joint Venture at cost to manufacture including period costs (see Note 3 to the consolidated financial statements). Cost of goods sold in 1996 represents the cost of the Company's Skin2 laboratory testing kits. As noted above, the Company discontinued its Skin2 business in October 1996.

     Research and development expenditures decreased 24% to $17,984,000 in 1997, from $23,699,000 in 1996. The decrease in research and development costs primarily reflects lower costs for both clinical trials and production for clinical trials of TransCyte and Dermagraft and for the development of commercial manufacturing processes. These decreases were partially offset by increased research and development costs to support the development of tissue-engineered cartilage.

     Selling, general and administrative costs increased 37% to $14,064,000 in 1997, as compared to $10,260,000 in 1996. The increase in selling, general and administrative expenses principally reflects higher selling and marketing costs related to the commercialization of TransCyte and costs associated with supporting the Dermagraft and Cartilage Joint Ventures. These increases are reflected primarily in higher costs for selling and promotional materials, and personnel and associated costs.

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

     Interest and other income decreased to $1,252,000 in 1997 from $1,719,000 in 1996. The decrease primarily reflects a decline in interest income from lower average cash balances in 1997 as compared to 1996. The decrease was partially offset by interest charged to the Dermagraft Joint Venture for capital employed.

     Interest expense was $877,000 for 1997, as compared to $6,000 in 1996. The increase reflects interest expense on borrowings from Smith & Nephew and The Chase Manhattan Bank during 1997. See Note 8 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had available working capital of $20,442,000, an increase of $7,226,000 from December 31, 1997. In addition, the Company received a payment of $15 million in January 1999 from Smith & Nephew, through the Dermagraft joint venture, in connection with the January 1998 expansion of the Dermagraft Joint Venture discussed above. The increase in working capital from 1997 principally reflects the effect of the $20 million sale of Common Stock to Smith & Nephew in January 1998, the $25 million Convertible Series B Preferred Stock private placement in July 1998 (see
Note 12 to the consolidated financial statements), $4 million in borrowings, including $1.4 million from The Chase Manhattan Bank and $2.3 million from Smith & Nephew, during the year (see Note 8 to the consolidated financial statements), and $1.5 million in lease financing (see Note 9 to the consolidated financial statements) offset by the use of funds for operations, capital expenditures, and debt payments, and to support the Dermagraft and Cartilage Joint Ventures. Capital expenditures of $3,740,000 for 1998 relate primarily to the Company's manufacturing facility and related process equipment and furniture and equipment for research and administration.

     The Company expects to use working capital as it continues to incur substantial research and development expenses; additional costs in support of clinical trials; selling, general and administrative costs in support of product commercialization; and additional expenditures for capital equipment and patents both directly and in support of the

Dermagraft and Cartilage Joint Ventures. These increases are expected to be only partially offset by revenues received from the Dermagraft and Cartilage Joint Ventures with Smith & Nephew.

     In addition to available working capital, the Company has entered into an equity line with an investor group which could provide up to $50 million in funding through the sale of Common Stock pursuant to drawings made from time to time by the Company. Subject to certain conditions, the equity line is available through February 2000 (see Note 12 to the consolidated financial statements). Any drawing by the Company under the equity line may not exceed $15 million and, in any event, the investor group may, in its sole discretion, refuse to fund any drawing if such drawing, when aggregated with other drawings within the preceding three months and other Company securities held by the investor group, would result in the investor group owning more than 4.9% of the outstanding shares of Common Stock. Any shares sold under the equity line will be sold at a 5% discount to the average low trading price of the Company's Common Stock over a specified period as determined by market volume. A drawing cannot be made during the pricing period for an earlier drawing under the equity line. In addition, the Company may not effect a drawing under the equity line if the Common Stock is trading at less than $2 per share, trading of the Common Stock on the Nasdaq National Market has been suspended or the Common Stock has been delisted from the Nasdaq National Market, or there is not in effect a registration statement under the Securities Act of 1933 covering the issuance and resale of the Common Stock to be issued pursuant to the drawing. Subject to the foregoing, any decision to draw any funds under the equity line and the timing of any such draw are solely at the Company's discretion.

     The Company currently believes it has sufficient funds, including those available under the equity line and from borrowings through its joint venture arrangements, to support its operations through 1999. To the extent necessary, further sources of funds may include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. There can be no assurance, however, that funds from these sources or those outlined above will be available when needed or on terms favorable to the Company, under existing arrangements or otherwise, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

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

FINANCIAL CONDITION

     Cash, cash equivalents and short-term investments as of December 31, 1998 increased by $5,968,000 from December 31, 1997 reflecting principally the effect of the $20 million sale of Common Stock to Smith & Nephew in January 1998, the $25 million Convertible Series B Preferred Stock private placement in July 1998 (see Note 12 to the consolidated financial statements), $4 million in borrowings (see Note 8 to the consolidated financial statements) and $1.5 million from the operating lease financing of certain equipment (see Note 9 to the consolidated financial statements) partially offset by the use of cash to fund operations, to support the Dermagraft and Cartilage Joint Ventures and for capital expenditures and the payment of debt. Accrued expenses at December 31, 1998 declined from year-end 1997 primarily due to reductions in amounts accrued for sponsored research, clinical studies and payroll costs, partially offset by an increase in joint venture obligations. Preferred stock at December 31, 1998 reflects the private placement of the Convertible Series B Preferred Stock in July 1998.

MARKET RISK

     The Company is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at December 31, 1998.

YEAR 2000 COMPLIANCE

     The Year 2000 ("Y2K") issue is a situation which results from computer systems and software products being coded using two digits rather than four to define the applicable years. The Company's computer systems and software products utilize embedded technology that is time-sensitive and may recognize a date as the year 1900 rather than the year 2000 which could cause computer system failures and errors leading to a disruption in business operations.
The Y2K issue could affect not only the Company's operations but also the operations of its business partners, customers, suppliers and regulatory agencies among others.

     In response to the risks presented by the Y2K issue, the Company developed and is currently implementing a Y2K compliance plan. A multi-disciplinary team was established with responsibility to (i) identify Y2K problems, (ii) set timetables for correcting Y2K problems, (iii) establish a new procurement policy which addresses the Y2K issue, (iv) determine the criticality of equipment to the business process, (v) identify critical suppliers and verify their Y2K compliance status, (vi) assess the potential impact of Y2K problems on partners, customers, vendors and regulatory agencies, (vii) review the solution process,
(viii) develop and perform testing plans and procedures, (ix) verify corrective action, and (x) formulate the backup strategy for critical processes that might fail and establish critical date contingencies.

     The Company has approached the Y2K issue in two specific phases. Phase I involves the review and analysis of computer systems, software products, equipment and vendor relationships considered critical to the Company's operations to (i) determine Y2K compliance or non-compliance, and (ii) take corrective action to the extent possible to assure compliance in areas of non-compliance. Phase II involves the review and analysis of computer systems, software products, equipment and vendor relationships not considered critical to the Company's operations. In both phases, qualified independent consultants are being utilized to achieve compliance goals. The Company currently estimates that the cost of Phase I and II activities to be approximately $175,000 and $100,000, respectively, exclusive of internal manpower costs. These estimated costs are primarily for consulting services and equipment upgrades and are not material to the Company's financial condition or results of operations.

     With respect to Phase I, all required system modifications have been made to computer servers, operating systems and telecommunication network equipment. Major application software has been tested and verified for Y2K compliance. All other software has been identified and compliance documentation has been obtained from the software vendors. Each computer workstation has been tested for its ability to successfully roll over the date on January 1, 2000, and each workstation is currently being updated with the latest modifications to ensure Y2K compliance for operating systems. The Company has identified several pieces of manufacturing and laboratory equipment and facility access control systems which still need to be upgraded. These upgrades should be in place by mid-year 1999 and the cost of upgrades is included in the cost estimate for Phase I presented above. The Company believes that all significant Y2K problems relating to computer systems, product software and vendor relationships considered critical to the Company's operations have been identified and specific plans are in place to assure Y2K compliance by mid-year 1999 thus reducing the risk of a critical Y2K failure or error. As noted above, the Phase I cost to the Company to assure Y2K compliance of these systems, software and vendor relationships is not expected to have a material impact on the Company's financial condition or operating results.

     In Phase II, the Company has identified approximately 150 non-critical items to be tested for Y2K compliance, and will need to assess approximately 260 vendor relationships. While these systems and relationships are not considered critical to the Company's business operations, every reasonable effort will be made to identify and correct those that are not Y2K compliant. The Company expects to complete Phase II by mid-year 1999 utilizing both independent consultants and Advanced Tissue Sciences personnel. As noted above, the Phase II cost to the Company to assure Y2K compliance of these systems and relationships is not expected to have a material impact on the Company's financial condition or operating results.

     The Company has not yet completed its formal contingency plan relative to undetected Y2K problems; however, at the current time, there does not appear to be any critical piece of equipment for which backup cannot be provided. The worst case scenario would likely involve adding additional short-term labor to perform repetitive manufacturing tasks. There could also be some incremental costs of replacing current testing capabilities if the Company's on-site test equipment should fail. While these extra costs have not yet been estimated by the Y2K team, they would not be expected to have a material impact on the Company's financial condition or operating results.

     The foregoing Y2K discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including, without limitation, estimated costs and timelines to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant Y2K issues, results of Y2K testing, adequate resolution of Y2K issues by third-party vendors and suppliers of goods and services to the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties.

OTHER INFORMATION

     THE DISCUSSIONS IN THIS ANNUAL REPORT ON FORM 10-K, PARTICULARLY THOSE RELATING TO STRATEGIC ALLIANCES (INCLUDING POTENTIAL REVENUES FROM CERTAIN EXISTING JOINT VENTURES), THE USE OF WORKING CAPITAL, THE SUFFICIENCY AND AVAILABILITY OF FUNDS TO SUPPORT OPERATIONS, ADDITIONAL CLINICAL TRIALS, Y2K READINESS AND COMMERCIALIZATION OF THE COMPANY'S PRODUCTS, ARE FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. NO ASSURANCE CAN BE GIVEN THAT THE COMPANY WILL SUCCESSFULLY COMPLETE CLINICAL TRIALS, OBTAIN U.S. FOOD AND DRUG ADMINISTRATION APPROVAL, SCALE UP MANUFACTURING PROCESSES, SUCCESSFULLY MARKET SUCH PRODUCTS, ACHIEVE THE MILESTONES REQUIRED TO RECEIVE ADDITIONAL FUNDING, IDENTIFY AND CORRECT ALL Y2K ISSUES, OR ENTER INTO NEW STRATEGIC ALLIANCES. THESE AND OTHER RISKS ARE DETAILED IN THE COMPANY'S PUBLICLY AVAILABLE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. THE FORWARD-LOOKING STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO THE RISKS AND RISK FACTORS DESCRIBED IN SUCH REPORTS.

                         ADVANCED TISSUE SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           December 31,
                                                     ------------------------
                                                        1998          1997
                                                     ----------    ----------
     ASSETS

Current assets:
  Cash and cash equivalents                          $   16,551    $   15,086
  Short-term investments                                  6,503         2,000
  Inventory                                               3,364         4,643
  Other current assets                                    2,412         1,395
                                                     ----------    ----------
    Total current assets                                 28,830        23,124
  Property - net                                         20,624        23,190
  Patent costs - net                                      1,846         1,608
  Other assets                                            2,685         2,538
                                                     ----------    ----------
    Total assets                                     $   53,985    $   50,460
                                                     ==========    ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $      894    $      958
   Accrued expenses                                       4,805         7,011
   Current portion of long-term debt
    and capital lease obligations                         2,689         1,939
                                                     ----------    ----------
     Total current liabilities                            8,388         9,908
Long-term debt and capital lease obligations             27,260        26,157
Other long-term liabilities                                 558           245
Minority interest in consolidated subsidiary                252           184
                                                     ----------    ----------
     Total liabilities                                   36,458        36,494
                                                     ----------    ----------

Redeemable Convertible Series B Preferred Stock,
  $.01 par value; 1,000 shares authorized, 100
  shares issued and outstanding at December 31,
  1998 and none at December 31, 1997 (aggregate
  redemption and liquidation value of $5,119 at
  December 31, 1998)                                      5,000            --
                                                     ----------    ----------
Commitments and contingencies (Notes 9, 10 and 11)

Stockholders' equity:
  Convertible Series B Preferred Stock; $.01 par
   value; 350 shares issued and outstanding at
   December 31, 1998 and none at December 31, 1997
   (aggregate liquidation value of $17,917 at
   December 31, 1998).                                       --            --
  Accrued cumulative preferred stock dividends              536            --
  Common Stock, $.01 par value; 100,000,000 shares
   authorized; issued and outstanding, 40,353,524
   shares at December 31, 1998 and 37,673,983
   shares at December 31, 1997                              403           377
  Additional paid-in capital                            230,963       189,679
  Accumulated deficit                                  (218,456)     (175,171)
                                                     ----------    ----------
                                                         13,446        14,885
  Less note received in connection with the
    sale of Common Stock                                   (919)         (919)
                                                     ----------    ----------
    Total stockholders' equity                           12,527        13,966
                                                     ----------    ----------
    Total liabilities and stockholders' equity       $   53,985    $   50,460
                                                     ==========    ==========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                 Year Ended December 31,
                                        --------------------------------------
                                           1998          1997          1996
                                        ----------    ----------    ----------
Revenues:
  Product sales -
     Related parties                    $   10,927    $    1,190    $       --
     Others                                  1,035           976         1,018
  Contracts and fees -
     Related parties                         7,935        10,975        13,564
     Others                                    584            10            10
                                       -----------    ----------    ----------
     Total revenues                         20,481        13,151        14,592
                                       -----------    ----------    ----------
Costs and expenses:
  Research and development                  14,398        17,984        23,699
  Selling, general and administrative       13,409        14,064        10,260
  Cost of goods sold                        15,045         2,636         1,369
  Professional and consulting                2,263         2,941         3,378
                                       -----------    ----------    ----------
     Total costs and expenses               45,115        37,625        38,706
                                       -----------    ----------    ----------

Loss from operations before equity
  in losses of joint ventures              (24,634)      (24,474)      (24,114)

Equity in losses of joint ventures         (17,628)      (11,990)           --
                                       -----------    ----------    ----------
Loss from operations                       (42,262)      (36,464)      (24,114)

Other income (expense):
  Interest income and other                  1,320         1,252         1,719
  Interest expense                          (2,343)         (877)           (6)
                                       -----------    ----------    ----------
Net loss                                   (43,285)      (36,089)      (22,401)

Dividends on preferred stock                  (578)           --            --
                                       -----------    ----------    ----------
Net loss applicable to common stock    $   (43,863)   $  (36,089)   $  (22,401)
                                       ===========    ==========    ==========
Basic and diluted loss per
  common share                         $     (1.11)   $     (.96)   $     (.61)
                                       ===========    ==========    ==========
Weighted average number of common
  shares used in the computation
  of basic and diluted loss per
  common share                              39,373        37,548        36,556
                                       ===========    ==========    ==========




        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                  Year Ended December 31,
                                           ------------------------------------
                                              1998         1997         1996
                                           ----------   ----------   ----------
Operating activities:
  Net loss                                 $  (43,285)  $  (36,089)  $  (22,401)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Depreciation and amortization             4,756        2,120        1,774
      Compensation for services paid in
        stock options or warrants               1,092          438          976
      Equity in losses of joint ventures       17,628       11,990           --
      Other adjustments to net loss               162          366           66
      Changes in assets and liabilities:
        Inventory                               1,279       (3,364)        (761)
        Other current assets                   (1,017)       1,153       (1,032)
        Accounts payable                          (64)      (1,274)       1,049
        Accrued expenses                       (2,206)       1,206        1,783
                                          -----------   ----------   ----------
          Net cash used in operating
            activities                        (21,655)     (23,454)     (18,546)
                                          -----------   ----------   ----------
Investing activities:
  Purchases of short-term investments         (17,449)      (6,234)     (45,730)
  Maturities and sales of short-term
    investments                                12,946       16,544       33,420
  Acquisition of property                      (3,740)     (15,567)      (3,104)
  Proceeds from sale of furniture
    and equipment                               1,502           --           --
  Investment in joint ventures                (23,436)     (11,040)          --
  Distributions from joint ventures             3,909          605           --
  Patent application costs                       (284)        (439)        (356)
  Other long-term assets                        1,739       (3,118)        (114)
                                          -----------   ----------   ----------
         Net cash used in investing
           activities                         (24,813)     (19,249)     (15,884)
                                          -----------   ----------   ----------
Financing activities:
  Proceeds from borrowings                      3,993       28,000           --
  Payments of borrowings                       (2,140)         (38)         (12)
  Net proceeds from sale of Preferred
    Stock                                      24,915           --           --
  Net proceeds from sale of Common Stock       20,000           --       40,253
  Options and warrants exercised                  852        1,675        3,167
  Other long-term obligations                     313          245           --
                                          -----------   ----------   ----------
        Net cash provided by financing
          activities                           47,933       29,882       43,408
                                          -----------   ----------   ----------
Net increase (decrease) in cash and
  cash equivalents                              1,465      (12,821)       8,978
Cash and cash equivalents at beginning
  of year                                      15,086       27,907       18,929
                                          -----------   ----------   ----------
Cash and cash equivalents at end
  of year                                 $    16,551   $   15,086   $   27,907
                                          ===========   ==========   ==========


              See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                                                       Additional
                                       Preferred Stock             Common Stock          Paid-In
                                   -----------------------    ----------------------
                                     Shares       Amount        Shares      Amount       Capital
                                   ----------   ----------    ----------  ----------  -------------
Balance, December 31, 1995                                    33,885,928    $    339   $  143,161

Sale of Common Stock                                           3,223,800          32       39,595
Warrants issued as commitment
   fee under equity line                                                                      875
Valuation adjustment of
   Common Stock issued in
   private placement                                                                          626
Warrants granted for services                                                                 500
Options and warrants exercised                                   364,949           4        3,249
Net loss
                                                              ----------    --------   ----------
Balance, December 31, 1996                                    37,474,677         375      188,006

Options exercised                                                199,306           2        1,673
Net loss
                                                              ----------    --------   ----------
Balance, December 31, 1997                                    37,673,983         377      189,679

Sale of Common Stock                                           1,533,115          15       19,985
Sale of Preferred Stock                   400    $     --                                  19,915
Conversion of Preferred Stock             (50)         --      1,012,394          10          (10)
Preferred Stock dividends                                         16,957          --         (536)
Warrants granted for services                                                               1,079
Options exercised                                                117,075           1          851
Net loss
                                   ----------    --------    -----------    --------   ----------
Balance, December 31, 1998                350    $     --    40,353,524     $    403   $   230,963
                                   ==========    ========    ==========     ========   ===========



                                                         Accrued        Total
                                                       Dividends/      Stock-
                                       Accumulated        Note        Holders'
                                         Deficit       Receivable      Equity
                                      -------------   ------------   ----------
Balance, December 31, 1995            $   (116,681)    $     (919)   $   25,900

Sale of Common Stock                                                     39,627
Warrants issued as commitment
   fee under equity line                                                    875
Valuation adjustment of
   Common Stock issued in
   private placement                                                        626
Warrants granted for services                                               500
Options and warrants exercised                                            3,253
Net loss                                   (22,401)                     (22,401)
                                     -------------     -----------   ----------
Balance, December 31, 1996                (139,082)           (919)      48,380

Options exercised                                                         1,675
Net loss                                   (36,089)                     (36,089)
                                     -------------     -----------   ----------
Balance, December 31, 1997                (175,171)           (919)      13,966

Sale of Common Stock                                                     20,000
Sale of Preferred Stock                                                  19,915
Conversion of Preferred Stock                                                --
Preferred Stock dividends                                      536           --
Warrants granted for services                                             1,079
Options exercised                                                           852
Net loss                                   (43,285)                     (43,285)
                                     -------------     -----------   ----------
Balance, December 31, 1998           $    (218,456)    $      (383)  $  12,527
                                     =============     ============  ==========

           See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. (the "Company") is a tissue engineering company utilizing its proprietary technology to develop and manufacture human-based tissue products for tissue repair and transplantation. The Company is focusing on the worldwide commercialization of skin, cartilage and cardiovascular products. The Company's leading therapeutic products are tissue-engineered skin products for the temporary covering of severe and partial-thickness burns, which is on the market in the United States, and for the treatment of diabetic foot ulcers, which is in clinical trials in the United States and on the market in Canada, the United Kingdom and several other European countries through a joint venture with Smith & Nephew plc ("Smith & Nephew").

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

Reclassification - Certain reclassifications have been made to prior year amounts to conform to the presentation for the year ended December 31, 1998.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Short-term Investments - In addition to investments in money market funds, cash equivalents consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of three months or less at the date of acquisition. Cash equivalents were approximately $14,509,000 and $15,064,000 as of December 31, 1998 and 1997, respectively. Short-term investments are valued on the basis of quoted market value and consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of one year or less but more than three months at the date of acquisition. Cash equivalents and short-term investments are stated at amortized cost, which approximates market value. As of December 31, 1998 and 1997, the Company's cash equivalents and short-term investments were classified as available-for-sale and consisted of (in thousands):

                                                       1998          1997
                                                     --------      --------

   Debt securities of U.S. Government agencies       $  6,503      $  2,002
   United States treasury bills                            --         1,984
   Commercial paper                                     5,578            --
   Money market funds                                   8,931        13,078
                                                     --------      --------
   Total cash equivalents and short-term
     investments                                     $ 21,012      $ 17,064
                                                     ========      ========

These investments all mature in less than one year. There were no significant unrealized or realized gains or losses related to such securities during the years ended December 31, 1998 or 1997. Cash and cash equivalents include

$2,145,000 and $1,878,000, respectively, as of December 31, 1998 and 1997 held by DermEquip. Such funds are available to support the operations of DermEquip. In January 1999, the Company received $15 million from Smith & Nephew, through the Dermagraft Joint Venture, in conjunction with the expansion of the Dermagraft Joint Venture (see Note 17).

Inventory - Inventories manufactured for sale to the Dermagraft Joint Venture are stated at cost, principally standard costs which approximate actual costs on a first-in, first-out basis reflecting the price at which such goods will be sold to the joint venture (see Note 3). Other inventories are carried at the lower of cost or market.

Property is recorded at cost and is depreciated using estimated useful lives which range from 3 to 10 years. For financial statement purposes, depreciation is generally computed using the straight-line method. For tax purposes, depreciation is generally computed by accelerated methods on allowable useful lives. Amortization of capitalized leases is included with depreciation expense. Costs related to the validation of new manufacturing facilities and equipment are capitalized prior to the assets being placed in service. In addition, interest is capitalized related to the construction of such assets. Such costs and capitalized interest are amortized over the estimated useful lives of the related assets. During 1997, $444,000 of interest expense was capitalized. No interest was capitalized in 1998 or 1996. Depreciation expense for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $4,710,000, $2,077,000 and $1,739,000, respectively.

Patents - The Company owns and has patents pending in the United States and abroad to protect the processes and products being developed by the Company. Direct patent application and maintenance costs related to patents issued are amortized over the estimated useful life of the patent, approximately 17 years. Such costs related to pending applications are deferred until the patent is issued or charged to operations at the time a determination is made not to pursue an application. Patents are presented net of accumulated amortization of approximately $259,000 and $213,000 as of December 31, 1998 and 1997, respectively. Patent application and maintenance costs related to licensing agreements are expensed as incurred.

Industry Segment and Geographic Information - The Company operates in a single industry segment - the development and commercialization of human-based tissue products for tissue repair and transplantation. Export sales of the Company's laboratory testing kits (see Note 4), principally to Europe and Asia, totaled approximately $621,000 in the year ended December 31, 1996. During the years ended December 31, 1997 and 1998, international sales have been through the Dermagraft Joint Venture (see Note 3). The Company has no foreign operations.

Revenue Recognition - Revenues from product sales to third parties are recognized when products are shipped. Revenues from product sales to related parties (see Note 3) are recognized at such time as the related party is contractually obligated to purchase the product, generally upon the completion of manufacture. Such product sales to the Dermagraft Joint Venture are equal to the Company's cost. Revenues under collaborative research agreements are recognized as costs are incurred over the related period of the agreement. Revenues from government grants are recognized based on the performance requirements of the grant or as the grant expenditures are incurred. Expenses related to such agreements and grants are classified as research and development expenses.

Research and Development Costs are expensed as incurred. Such costs include proprietary research and development activities and expenses associated with collaborative research agreements.

Basic and Diluted Loss Per Common Share - Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("FAS No. 128") prescribes the method used to calculate basic and diluted earnings per share. Basic earnings per share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per share include the weighted average number of shares outstanding and give effect to potentially dilutive common shares such as options and warrants outstanding.

Both the basic and diluted loss per common share for the years ended December 31, 1998, 1997 and 1996 are based on the weighted average number of shares of Common Stock outstanding during the periods. Potentially dilutive securities include options and warrants outstanding (see Notes 12 and 14) and debt and convertible preferred stock (see Notes 8, 12 and 13); however, such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per share for any of the periods presented. The net loss applicable to common shares used in the calculation of basic and diluted loss per common share for the year ended December 31, 1998 includes dividends of $578,000 accrued on the Company's Convertible Series B Preferred Stock during such period.

Stock Options - As permitted under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), the Company follows Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for outstanding stock options and warrants. Under APB Opinion No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company's stock over the exercise price on the date of grant and does not require the recognition of compensation expense for stock issued under plans defined as noncompensatory. Adoption of FAS No. 123 requires recognition of compensation expense for virtually all options based on their computed "fair value" on the date of grant. See Note 14.

New Accounting Standards - In June 1997, the Financial Accounting Standards Boards issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130") and No. 131, "Segment Information" ("FAS No. 131).
Both of these standards are effective for fiscal years beginning after December 15, 1997 and have been adopted by the Company. FAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company's comprehensive loss is not materially different than net loss for the periods presented. FAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments as defined in FAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. As stated above, the Company believes it currently operates in one business and operating segment and that the adoption of this standard does not have a material impact on the Company's financial statements.

NOTE 3 - STRATEGIC ALLIANCES

In April 1996, the Company entered into an agreement with Smith & Nephew to form a joint venture for the worldwide commercialization of Dermagraft(R), the Company's tissue-engineered dermal skin replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). In January 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. At that time, the Company retained the exclusive right to market TransCyte(TM)
(formerly Dermagraft-TC(R)), a temporary covering for full and partial-thickness burns, in the United States, while the Dermagraft Joint Venture was granted the right to market TransCyte for other skin wounds in the United States. In August 1998, the Company and Smith & Nephew further expanded the Dermagraft Joint Venture to include exclusive rights to TransCyte for full and partial-thickness burns in the United States effective October 1998.
Smith & Nephew is a worldwide healthcare company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue.

As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996. In addition, as a part of the agreement to expand the joint venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of the Company's Common Stock at approximately $13.05 per share in January 1998 (see Note 12). The Company also received an additional $15 million in January 1999, and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, further payments of up to $136 million. In the expanded joint venture, the Company and Smith & Nephew share equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous and pressure ulcers. In addition, the Company will fund certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. However, such manufacturing and distribution costs are to be returned to the Company out of future gross margin or net profits, if any, from sales of TransCyte for burns in the United States. During 1997, the Company and Smith & Nephew shared equally in the expenses and revenues of the joint venture.
Under the expanded joint
venture, the Company will continue to manufacture and Smith & Nephew will continue to market and sell the joint venture's products.

During the years ended December 31, 1998 and 1997, the Company recognized $5,598,000 and $7,041,000, respectively, in contract revenues for research and development, marketing and other activities performed for the Dermagraft Joint Venture. In addition, during the years ended December 31, 1998 and 1997, product sales to related parties include products sold to the Dermagraft Joint Venture of $10,927,000 and $1,190,000, respectively. Such product sales to the Dermagraft Joint Venture are equal to the Company's cost of goods sold for such products.

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue-engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The Cartilage Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew began sharing equally in Cartilage Joint Venture revenues and expenditures. During the years ended December 31, 1998, 1997 and 1996, the Company recognized $2,337,000, $3,934,000 and $3,564,000, respectively, in contract revenues for research and development activities performed for the Cartilage Joint Venture.

The results of operations of the joint ventures for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                1998       1997       1996
                                              --------   --------   --------
Dermagraft Joint Venture
------------------------
     Net sales                                $    632   $     36   $     --
     Cost of goods sold                         10,054        824         --
     Other costs and expenses                   20,874     17,052     10,000
     Net loss                                  (30,296)   (17,840)   (10,000)

     Current assets                              3,296        373         --
     Non-current assets                            237        304         --
     Current liabilities                         2,767      3,737         --
     Partners' capital                             766     (3,060)        --

Cartilage Joint Venture
-----------------------
     Costs and expenses                      $   4,468   $   7,150  $  6,889
     Net loss                                   (4,468)     (7,150)   (6,889)

     Current assets                                 55         79         82
     Non-current assets                            400        591        717
     Current liabilities                           338        535      1,554
     Partners' capital                             117        135       (755)

NOTE 4 - IN VITRO LABORATORY TESTING BUSINESS

In October 1996, the Company closed its In Vitro Laboratory Testing ("IVLT") business to focus all of its resources on its therapeutic programs. Although the Company was a leader in the in vitro testing business and continuously broadened applications of it products, the market for in vitro laboratory testing products was evolving too slowly for the Company to continue to devote its resources to this business. The statement of operations for the year ended December 31, 1996 includes charges of approximately $1.0 million for costs associated with the closure of the IVLT business (substantially all of which are reflected in selling, general and administrative expenses). Exclusive of these charges, costs associated with operations of the IVLT business were $2,528,000 for the year ended December 31, 1996.

NOTE 5 - INVENTORIES

Inventories consist of the following components as of December 31, 1998 and 1997 (in thousands):

                                              1998          1997
                                            --------      --------

     Raw materials and supplies             $  2,965      $  3,295
     Work-in-process                             399           347
     Finished goods                               --         1,001
                                            --------      --------
                                            $  3,364      $  4,643
                                            ========      ========


NOTE 6 - PROPERTY

The major classes of property as of December 31, 1998 and 1997 are as follows (in thousands):

                                              1998         1997
                                            --------     --------

     Equipment                              $ 20,992     $ 11,645
     Furniture and fixtures                      622          586
     Leasehold improvements                   10,754        6,254
     Equipment under capital leases              110          110
     Construction in progress                     87       12,689
                                            --------     --------
                                              32,565       31,284
     Less accumulated depreciation
       and amortization                      (11,941)      (8,094)
                                            --------     --------
     Net property                           $ 20,624     $ 23,190
                                            ========     ========

Construction in progress in 1997 primarily relates to an expansion of the Company's manufacturing facilities and related process equipment that was placed in service in January 1998.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses as of December 31, 1998 and 1997 consisted of (in thousands):

                                                    1998           1997
                                                  --------       --------

     Salaries and benefits                        $  2,083       $  2,606
     Dermagraft Joint Venture                        1,316            683
     Sponsored research                                401          1,562
     Clinical studies                                   57            667
     Other                                             948          1,493
                                                  --------       --------
                                                  $  4,805       $  7,011
                                                  ========       ========

NOTE 8 - LONG-TERM DEBT

In August 1997, DermEquip entered into a term loan agreement with The Chase Manhattan Bank to borrow up to $16 million (the "Chase Loan") through June 1998. During the first half of 1998, DermEquip completed drawdowns under the loan agreement to a total of $16 million. Principal is payable in equal quarterly installments from June 1998 through June 2004. The Chase Loan bears interest payable quarterly at the 90-day London Interbank Offered Rate ("LIBOR") plus
1/4 percent (5.56% at December 31, 1998). DermEquip's obligations with respect to the Chase Loan are jointly and severally guaranteed by Smith &
Nephew and the Company. The guaranties are secured by DermEquip's assets, having a carrying value of $14,485,000 as of December 31, 1998, and by each company's interest in DermEquip.

In March 1997, the Company borrowed $10 million from Smith & Nephew pursuant to a commitment as a part of the agreement to form the Dermagraft Joint Venture (see Note 3). The loan is unsecured and bears interest at 90-day LIBOR plus 4% (9.31% at December 31, 1998)and is due on the earlier of (i) March 2000 or (ii) the date on which the Company no longer has an ownership interest in the Dermagraft Joint Venture. At the option of the Company, the loan may be paid in cash or Common Stock valued at the then current fair market value.

Through December 1998, the Company has borrowed $5.7 million from Smith & Nephew pursuant to a commitment as a part of the agreement to form the Cartilage Joint Venture (see Note 3). Under the terms of that joint venture agreement, the Company may borrow up to a total of $10 million. The loan is unsecured and bears interest at 90-day LIBOR plus 4% (9.31% at December 31, 1998) and is due on the earlier of (i) June 2000 or (ii) the date on which the Company no longer has an ownership interest in the Cartilage Joint Venture.

Debt and capital lease obligations as of December 31, 1998 and 1997 were as follows (in thousands):

                                              1998              1997
                                            --------          --------

     Chase Loan                             $ 14,080          $ 14,600
     Smith & Nephew notes:
       Dermagraft Joint Venture               10,000            10,000
       Cartilage Joint Venture                 5,685             3,400
     Obligations under capital leases
      and other                                  184                96
     Less current portion                     (2,689)           (1,939)
                                            --------          --------
                                            $ 27,260          $ 26,157
                                            ========          ========

Maturities of long-term debt and capital lease obligations over the next five years are $2,689,000 in 1999, $18,272,000 in 2000, $2,588,000 in 2001,
$2,560,000 in 2002, $2,560,000 in 2003 and $1,280,000 thereafter.  As substantially all of the Company's debt carries interest at variable rates, the fair market value of such instruments is estimated to approximate their carrying value.

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

The Company also leases two other facilities for manufacturing, research and administration. One lease has a two-year term which expired in July 1998; however, the Company has exercised its option to extend the term of the lease for six months and has been leasing the space on a month-to-month basis since January 1999. The lease includes the operating costs for the facility and provides for a 4% annual rent increase. The other lease has a five-year term and expires in January 2002. The lease provides that the Company will pay rent, which increases 4% annually, as well as the operating costs of the leased facility.

In October 1997, the Company entered into a 15-year lease agreement for additional research and administrative space. The facility was completed and the lease began in the fourth quarter of 1998. The lease provides for a 4% annual rent increase during the first five years, 3% during the second five years and 2.5% during the final five years. Under the lease, the Company will also be responsible for all operating costs. The Company also has options to extend the term of the lease for two five-year periods. In December 1998, the Company completed the financing of $1.5 million of office and laboratory furniture and equipment for the new research and administrative facility under three operating leases with terms ranging from three to four years.

The following is a summary of the annual future minimum lease commitments as of December 31, 1998 (in thousands):


                                                    CAPITAL        OPERATING
                                                    LEASES          LEASES
                                                   ---------      -----------
     Year Ending December 31:
        1999                                       $      36      $     5,806
        2000                                              36            5,615
        2001                                              30            4,212
        2002                                              --            3,960
        2003                                              --            3,630
     Thereafter                                           --           41,063
                                                   ---------       ----------
     Total minimum lease payments                        102       $   64,286
                                                                   ==========
     Less amount representing interest                   (25)
                                                   ---------
     Present value of net minimum lease payments   $      77
                                                   =========

Rental expense charged to operations under operating leases for facilities and equipment for the years ended December 31, 1998, 1997 and 1996 amounted to approximately $4,219,000, $3,412,000 and $2,778,000, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Under agreements with several universities, the Company has entered into commitments to sponsor research for a minimum of $1.0 million in 1999. In addition, in 1997, the Company was awarded a $2 million grant by the National Institute of Standards and Technology under their Advanced Technology program to support the development of tissue-engineered vascular grafts over a three-year period beginning in 1998. The grant requires the Company to meet certain minimum levels of program funding in order to receive the grant funding. In addition, the second and third years of funding will be contingent on the availability of funds from Congress, subject to satisfactory performance by the Company and at the sole discretion of the National Institute of Standards and Technology.

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

Under the terms of its joint venture agreements, the Company has agreed to fund its share of the costs of the Dermagraft and Cartilage Joint Ventures. See Note 3.

NOTE 11 - LEGAL PROCEEDINGS

Since June 1998, several lawsuits have been filed in the United States District Court for the Southern District of California against the Company and two of its officers. The lawsuits allege violations of the federal securities laws arising out of alleged misstatements and alleged failures to disclose certain material facts concerning the clinical trials and obtaining United States Food and Drug Administration approval of Dermagraft for the treatment of diabetic foot ulcers. The lawsuits purport to seek damages on behalf of a class of shareholders who purchased Advanced Tissue Sciences, Inc. Common Stock during the period generally from January 13, 1997 through June 11, 1998. The complaints in the lawsuits do not specify an amount of claimed damages. The Company believes that the lawsuits are without merit and intends to defend against them vigorously. In addition, the Company believes the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, there can be no assurance that an adverse result would not have a material adverse effect on the Company.

NOTE 12 - CAPITAL STOCK

As of December 31, 1998, the Company had 49,973,115 shares of Common Stock reserved for issuance under options and warrants, and for the conversion of and the payment of dividends on the Company's Convertible Series B Preferred Stock.

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

In July 1998, the Company raised $25 million through a private placement of Convertible Series B Preferred Stock (the "Series B Preferred Stock") to a group of investors (the "Investors"). Subject to adjustment in certain events, the Series B Preferred Stock is convertible into Common Stock of the Company at $4.77 per share (the "Conversion Price"). The Conversion Price will be increased by one-half the amount by which the market price of the Common Stock on the date of conversion exceeds $7.96 per share, if any. Conversely, should the average daily trading price (as defined in the agreements) prior to a conversion be equal to or below $3.58 per share, the Conversion Price will be equal to such average daily trading price. The Series B Preferred Stock accrues dividends at 5% per annum. Dividends are payable quarterly in Common Stock or cash at the option of the Company beginning in the first quarter of 1999. To the extent not previously converted, the Series B Preferred Stock is, at the election of the Company, redeemable at $50,000 per share plus accrued dividends or convertible into Common Stock three years from the date of issuance subject to extension in certain circumstances. Twenty percent of the Series B
Preferred Stock is redeemable at the option of the holders on the occurrence of certain events (see Note 13). During 1998, fifty shares of the Series B Preferred Stock were converted into 1,012,394 shares of Common Stock at an average price of $2.47 per share. See Note 17 with respect to conversions of Series B Preferred Stock subsequent to the end of 1998.

In connection with an expansion of the Dermagraft Joint Venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of the Company's Common Stock in January 1998 at approximately $13.05 per share. Smith & Nephew has the right to request registration of the shares.

In February 1998, the Company extended an investment agreement (the "Investment Agreement") with an investment group for an equity line which allows the Company to access up to $50 million through sales of its Common Stock. In connection with the extension, the Company granted the investment group a warrant to purchase 50,000 shares of Common Stock at an exercise price of $14.00 per share. In July 1998, the Investment Agreement was further extended, subject to certain minimum requirements, to February 2000 at no cost to the Company. Any decision to draw any funds under the Investment Agreement and the timing of any such draw are solely at the Company's discretion.

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

NOTE 13 - REDEEMABLE PREFERRED STOCK

Twenty percent of the Series B Preferred Stock issued in the July 1998 private placement of $25 million of series preferred stock is classified as redeemable. These shares of the Series B Preferred Stock are redeemable at 125% of liquidation value at the option of the holders upon the occurrence of certain events such as a change in control or suspension or delisting from The Nasdaq National Market, or at the Conversion Price plus accrued dividends on a failure to have adequate shares authorized, registered and available for conversion of such preferred stock. Accordingly, $5 million of the Series B Preferred Stock has been reflected as redeemable preferred stock in the accompanying balance sheet. See Note 12 for additional terms of the Series B Preferred Stock.

NOTE 14 - EMPLOYEE BENEFIT PLANS

The Company's Stock Incentive Plan (the "1997 Plan") provides for the grant of incentive stock options, non-qualified stock options and stock issuances to employees and consultants and automatic 50,000-share grants to non-employee directors, currently to a maximum of 7,450,000 shares of Common Stock. At December 31, 1998, a total of 6,092,826 shares were outstanding under options or available for grant under the 1997 Plan. The Company has elected to continue to account for its employee stock option plans under APB Opinion No. 25 rather than adopt FAS No. 123 (see Note 2).

Under the 1997 Plan, all employees are granted stock options on their date of employment and on promotion. The number of shares granted is based on the employee's position and responsibilities. The options granted generally become exercisable in equal annual amounts over five years. The options generally have a term of ten years as long as the employee remains in the service of the Company. The Company also began to make annual grants to employees in 1997. Non-employee directors receive an automatic grant of 50,000 shares upon joining the Board and generally every third year thereafter. These options generally are immediately exercisable, become vested in equal annual amounts over three years and have a term of ten years assuming continued service on the Company's Board of Directors.

In August 1998, the Board of Directors approved a plan whereby each employee option holder under the 1997 Plan, excluding officers and directors of the Company, could exchange all of their current vested and unvested options with an exercise price in excess of $7.00 per share for new options priced at market value as of August 6, 1998. Specifically, existing options with exercise prices between $7.01 and $11.00 per share were exchangeable three shares for two and existing options priced above $11.00 were exchangeable two shares for one. A total of 649,210 existing option shares at an average price of $12.68 were exchanged for 360,534 replacement option shares with an exercise price of $3.34. These replacement options vest on the same basis as the replaced options but require that the employee continue their employment with the Company for a minimum of one year from the date of grant in order for any of the shares to vest. The replacement options are included as both grants and cancellations in the stock option activity table shown below.

In addition to the 1997 Plan, the Company has issued options and warrants to directors, consultants, employees and others as compensation for services. These options vest and are exercisable over a variety of periods as determined by the Company's Board of Directors.

The following table summarizes activity under the 1997 Plan and for other options and warrants for Common Stock for the years ended December 31, 1998, 1997 and 1996:



                                        1997 Plan            Other Options and Warrants
                                --------------------------  ----------------------------
                                              Weighted                     Weighted
                                  Number    Average Price      Number    Average Price
                                 of Shares    Per Share       of Shares    Per Share
                                ----------- --------------   ----------- ---------------
Outstanding, December 31, 1995   2,317,515      $6.28         1,460,299      $6.81
 Granted                         1,660,450     $14.05           275,000     $10.50
 Exercised                         (99,290)     $8.87          (265,659)     $8.61
 Canceled                         (104,974)     $8.10                --         --
                                ----------                   ----------
Outstanding, December 31, 1996   3,773,701      $9.58         1,469,640      $7.18
 Granted                           691,885     $13.82                --         --
 Exercised                        (189,306)     $8.75           (10,000)     $1.69
 Canceled                         (161,130)    $11.48                --         --
                                ----------                   ----------
Outstanding, December 31, 1997   4,115,150     $10.26         1,459,640      $7.21
 Granted                         1,075,529      $6.23            50,000     $14.00
 Exercised                        (117,075)     $7.28                --         --
 Canceled                       (1,175,882)    $12.31                --         --
                                ----------                   ----------
Outstanding, December 31, 1998   3,897,722      $8.62         1,509,640      $7.44
                                ==========                   ==========


The weighted average fair value of options granted was $4.47, $10.09, and $9.60 under the 1997 Plan in 1998, 1997, and 1996, respectively, and $9.71 and $5.00 for other options and warrants in 1998 and 1996, respectively. The number of shares exercisable under the 1997 Plan at December 31, 1998, 1997 and 1996 were 2,104,429, 2,083,170 and 1,713,872, respectively, with a weighted average price per share of $7.81, $7.09 and $5.52, respectively. All of the shares reflected as outstanding under other options and warrants granted were exercisable as of December 31, 1998, 1997 and 1996 at the weighted average price per share shown above.

Included in other options and warrants granted are warrants issued to an investment group during 1998 and 1996, which are exercisable for 50,000 and 175,000 shares of Common Stock at an exercise price of $14.00 and $10.50 per share, respectively. These warrants were issued as a commitment fee on the equity line (see Note 12). During the years ended December 31, 1998, 1997 and 1996, $430,000, $438,000 and $390,000, respectively, were charged to expense reflecting the amortization of the fair market value of these warrants over the commitment period. In addition, the Company charged $588,000 and $586,000 to expense in 1998 and 1996, respectively, in connection with options or warrants granted to employees and consultants.

The following table summarizes by price ranges the number of shares, weighted average exercise price and weighted average remaining life (in years) of options and warrants exercisable and outstanding as of December 31, 1998.



                                       Exercisable                     Total Outstanding
                             -------------------------------  -----------------------------------
                              Number of    Weighted Average    Number of     Weighted Average
                                                                          ----------------------
   Price Range                 Shares       Exercise Price      Shares    Exercise Price    Life
-----------------            -----------  ------------------  ---------  -----------------  ----
1997 Plan:
  $1.69                          775,000         $1.69          775,000        $1.69         0.5
  $1.96 - 3.93                    51,540         $3.55          643,242        $3.26         7.3
  $3.94 - 5.89                   103,690         $5.51          113,410        $5.52         4.7
  $5.90 - 7.85                    30,125         $7.54          119,400        $6.91         8.3
  $7.86 - 9.81                   245,535         $8.67          362,775        $8.66         5.7
  $9.82 - 11.78                  220,239        $10.89          259,900       $10.93         6.0
  $11.79 - 13.74                 506,427        $13.35        1,292,670       $13.36         7.2
  $13.75 - 15.70                  46,054        $14.76           78,275       $14.71         6.9
  $15.71 - 17.66                 125,819        $17.30          253,050       $17.11         7.7
                              ----------                      ---------
    Total 1997 Plan            2,104,429         $7.81        3,897,722        $8.62         5.7
                              ==========                      =========

Other Options and Warrants:
  $1.47 - 1.67                   300,000         $1.57          300,000        $1.57         4.5
  $4.50                           10,000         $4.50           10,000        $4.50         1.7
  $8.11 - 10.50                1,149,640         $8.71        1,149,640        $8.71         2.7
  $14.00                          50,000        $14.00           50,000       $14.00         6.1
                              ----------                      ---------
    Total Other                1,509,640         $7.44        1,509,640        $7.44         3.1
                              ==========                      =========


The following table reflects the Company's pro forma net loss applicable to common stock and basic and diluted loss per common share for the years ended December 31, 1998, 1997 and 1996 had the expense provisions of FAS No. 123 been implemented (in thousands except per share amounts):


                                           1998        1997         1996
                                        ----------  ----------   ----------
  Net loss applicable to common stock:
     As reported                        $ (43,863)  $ (36,089)   $ (22,401)
     Pro forma                            (51,040)    (43,224)     (27,971)

  Basic and diluted loss per share:
     As reported                        $   (1.11)   $   (.96)   $    (.61)
     Pro forma                              (1.30)      (1.15)        (.77)

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the above pro forma information may not be representative of that to be expected in future years.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants made under the 1997 Plan in 1998, 1997 and 1996: (i) risk-free interest rates of 3.97% to 5.60% for 1998, 6.1% to 6.7% for 1997 and 5.3% for 1996; (ii) expected lives of one year to eight years for 1998, four to nine years for 1997 and seven years for 1996; and (iii) volatility of 69% to 100% for 1998, 63% to 64% for 1997 and 64% for 1996. It is assumed that no dividends are paid on the stock in all the Black-Scholes option pricing model estimates. The estimated value of warrants issued in 1998 and 1996 for services were based on the value of the services rendered.

The Company has a 401(k) Plan (the "401(k) Plan") under which employees meeting certain eligibility requirements may elect to participate and contribute to the 401(k) Plan. Under the 401(k) Plan, the Company may elect to match a discretionary percentage of contributions. No such matching contributions have been made to the 401(k) Plan since its inception.

NOTE 15 - INCOME TAXES

The Company has federal and California net operating loss carryforwards of approximately $200 million and $34 million, respectively, as of December 31, 1998. The difference between the federal and California operating tax loss carryforwards principally results from a fifty percent limitation on California loss carryforwards, the Company not having operations in California until late 1989 and the capitalization of certain research and development expenses for California purposes. As of December 31, 1998, the Company also has federal and California research and development tax credit carryforwards of approximately $5.4 million and $2.1 million, respectively, and has California manufacturer's investment tax credit carryforwards of approximately $559,000. The federal net operating loss and research and development tax credit carryforwards will begin expiring in 2000 and 2001, respectively, and the California research and development tax credit carryforwards and the California manufacturer's investment tax credit carryforwards will begin expiring in 2004, unless previously utilized. California net operating loss carryforwards of approximately $5 million expired in 1998, and $5 million and $4 million will expire in 1999 and 2000, respectively, if not previously utilized.

Utilization of future net operating loss carryforwards could be limited if certain cumulative changes in the Company's ownership were to occur. Included in the federal net operating loss carryforwards, and subject to an annual limitation, are approximately $5 million of losses related to an acquisition.

Net deferred tax assets have been completely offset by a valuation allowance as realization of the deferred tax assets is uncertain. During the year ended December 31, 1998, the valuation allowance increased by $12,609,000. Significant components of the Company's net deferred tax assets as of December 31, 1998 and 1997 are as follows (in thousands):



                                                  1998             1997
                                               ----------       ----------
     Deferred tax assets:
       Net operating loss carryforwards        $   72,085       $   60,920
       Tax credit carryforwards                     7,156            6,303
       Capitalized research and development         4,905            4,472
       Other                                        1,529            1,198
                                               ----------       ----------
         Total deferred tax assets                 85,675           72,893
                                               ----------       ----------
     Deferred tax liabilities:
       Patent expense                                (830)            (657)
                                               ----------       ----------
         Total deferred tax liability                (830)            (657)
                                               ----------       ----------
     Net deferred tax assets before
      valuation allowance                          84,845           72,236
     Valuation allowance                          (84,845)         (72,236)
                                               ----------       ----------
     Net deferred tax assets                   $       --       $       --
                                               ==========       ==========


Approximately $7 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when and if recognized, will be allocated directly to additional paid-in capital.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

The following summarizes the significant non-cash investing and financing activities of the Company and provides other supplemental cash flow information.

During 1998, non-cash financing activities included the issuance of warrants exercisable for Common Stock as a commitment fee with a value of $418,000 representing the amount of the fee as negotiated between the parties. Non-cash financing and investing activities during the year ended December 31, 1997 included the financing of $50,000 of equipment through capital leases. During the year ended December 31, 1996, non-cash financing and investing activities included the issuance of warrants exercisable for Common Stock as a commitment fee and for consulting services, and the financing of $60,000 of equipment through a capital lease. The commitment fee of 1.75% of the equity line (see Note 12), or $875,000, was negotiated between the Company and the investment group providing the equity line and represents the estimated fair value of the warrant. The warrant granted for consulting services has been valued at an estimated fair market value of $500,000 representing the estimated fair market value of the services to be provided as negotiated between the parties. The value of the warrants was amortized over the commitment period and over the period the services were provided. Other non-cash activities have involved the issuance of compensatory stock options to employees and consultants (see Note 14).

Net cash from operating activities reflects cash payments for interest expense of approximately $1,368,000, $868,000, $6,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 17 - SUBSEQUENT EVENTS

Payment in Connection with Expansion of Strategic Alliance

In January 1999, the Company received a $15 million payment from Smith & Nephew, through the Dermagraft Joint Venture, in connection with the 1998 expansion of the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin wounds. See Note 3.

Increase in Authorized Common Stock (Unaudited)

In February 1999, the Common Stockholders of Advanced Tissue Sciences, Inc, approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 shares to 125,000,000.

Conversion of Convertible Series B Preferred Stock (Unaudited)

In February 1999, approximately 36 shares of the Company's Convertible Series B Preferred Stock were converted into 743,005 shares of Common Stock at an average price of $2.44 per share. See Note 12.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Advanced Tissue Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Tissue Sciences, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Tissue Sciences, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                             ERNST & YOUNG LLP

San Diego, California
January 29, 1999

                            DERMAGRAFT JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                       December 31,
                                                  ----------------------
                                                    1998          1997
                                                  --------      --------
     ASSETS
Current assets:
  Cash                                            $     72      $     12
  Accounts receivable from partners
   and affiliates                                    1,538            --
  Inventory                                          1,462           361
  Other current assets                                 224            --
                                                  --------      --------
     Total current assets                            3,296           373
Property - net                                         237           160
Other assets                                            --           144
                                                  --------      --------
     Total assets                                 $  3,533      $    677
                                                  ========      ========

     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Payable to partners and affiliates              $  2,767      $  3,609
  Accounts payable                                      --            35
  Accrued expenses                                      --            93
                                                  --------      --------
     Total current liabilities                       2,767         3,737

Partners' capital                                      766        (3,060)
                                                  --------      --------
    Total liabilities and partners' capital       $  3,533      $    677
                                                  ========      ========



          See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)



                                                                           April 29, 1996
                                                                           (inception) to
                                              Year Ended December 31,
                                          -----------------------------      December 31,
                                               1998            1997             1996
                                          -------------  --------------  ----------------
Product sales                             $         632   $          36   $            --
                                          -------------   -------------   ---------------

Operating expenses:
  Research and development                        2,907           5,118                --
  Selling, general and administrative            17,779          11,204                --
  Cost of goods sold                             10,054             824                --
                                          -------------   -------------   ---------------

    Total operating expenses                     30,740          17,146                --
                                          -------------   -------------   ---------------

Loss from operations                            (30,108)        (17,110)               --

Other income (expense):
  Interest income                                    93             108                --
  Interest charges from related parties            (622)           (454)               --
  License fee to related party                       --              --           (10,000)
  Other income (expense)                            341            (384)               --
                                          -------------   -------------   ---------------

Net loss                                  $     (30,296)  $     (17,840)  $       (10,000)
                                          =============   =============   ===============




          See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                April 29, 1996
                                                                                (inception) to
                                                   Year Ended December 31,
                                               ------------------------------    December 31,
                                                    1998            1997             1996
                                               --------------  --------------  ----------------
Operating activities:
  Net loss                                     $     (30,296)  $     (17,840)  $       (10,000)
  Adjustments to reconcile net loss to cash
    used in operating activities:
  Depreciation                                            40               3                --
  Other adjustments to net loss                          144               6                --
  Changes in assets and liabilities:
    Accounts receivable from partners
     and affiliates                                   (1,538)             --                --
    Inventory                                         (1,101)           (361)               --
    Other current assets                                (224)             --                --
    Accounts payable                                     (35)             35                --
    Payable to partners and affiliates                  (842)          3,609                --
    Accrued expenses                                     (93)             93                --
                                               -------------   -------------   ---------------
      Net cash used in operating activities          (33,945)        (14,455)          (10,000)
                                               -------------   -------------   ---------------

Investing activities:
  Acquisition of property                               (117)           (163)               --
                                               -------------   -------------   ---------------

Financing activities:
  Contributions from partners                         39,175          15,284            10,000
  Distributions to partners                           (5,053)           (654)               --
                                               -------------   -------------   ---------------
     Net cash provided by financing activities        34,122          14,630            10,000
                                               -------------   -------------   ---------------

Net increase in cash                                      60              12                --
Cash at beginning of period                               12              --                --
                                               -------------   -------------   ---------------
Cash at end of period                          $          72   $          12   $            --
                                               =============   =============   ===============




          See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE

                    COMBINED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)



                                        Advanced
                                         Tissue         Smith &
                                     Sciences, Inc.    Nephew plc     Total
                                    ----------------  ------------  ---------
From April 29, 1996 (inception)
 to December 31, 1996
   Capital contributions            $          --     $    10,000   $  10,000
   Net loss                                    --         (10,000)    (10,000)
                                    -------------     -----------   ---------
Balance, December 31, 1996                     --              --          --
   Capital contributions                    7,780           7,746      15,526
   Capital distributions                     (390)           (356)       (746)
   Net loss                                (8,920)         (8,920)    (17,840)
                                    -------------     -----------   ---------
Balance, December 31, 1997                 (1,530)         (1,530)     (3,060)
   Capital contributions                   20,111          19,336      39,447
   Capital distributions                   (2,504)         (2,821)     (5,325)
   Net loss                               (15,694)        (14,602)    (30,296)
                                    -------------     -----------   ---------
Balance, December 31, 1998          $         383     $       383   $     766
                                    =============     ===========   =========





          See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. ("Advanced Tissue Sciences") and Smith & Nephew plc ("Smith & Nephew") entered into a fifty-fifty joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft(R), a tissue-engineered dermal replacement, for the treatment of diabetic foot ulcers in April 1996. Advanced Tissue Sciences is a tissue engineering company utilizing its proprietary core technology to develop and manufacture living human tissue products for tissue repair and transplantation. Smith & Nephew is a worldwide healthcare company with extensive sales and distribution capabilities. It develops, manufactures and markets a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue.

The Dermagraft Joint Venture became responsible for the further development and commercialization of Dermagraft for diabetic foot ulcers effective January 1997. In January 1998, the Dermagraft Joint Venture was expanded to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. At that time, Advanced Tissue Sciences retained the exclusive right to market TransCyte(TM) (formerly Dermagraft-TC(R)), a temporary covering for full and partial-thickness burns, in the United States, while the Dermagraft Joint Venture was granted the right to market TransCyte for other skin wounds in the United States. In August 1998, the joint venture was further expanded to include exclusive rights to TransCyte for full and partial-thickness burns in the United States effective October 1998. TransCyte is currently being marketed in the United States for burns, and Dermagraft for the treatment of diabetic foot ulcers is in clinical trials in the United States and on the market in Canada, the United Kingdom and several other European countries.

In the expanded joint venture, Advanced Tissue Sciences and Smith & Nephew will continue to share equally in the expenses and revenues of the Dermagraft Joint Venture, except Advanced Tissue Sciences has agreed to fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous ulcers and pressure sores. In addition, Advanced Tissue Sciences will fund certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. Such manufacturing and distribution costs are to be returned to Advanced Tissue Sciences out of future gross margin on net profits, if any, from sales of TransCyte for burns in the United States.

References herein to Advanced Tissue Sciences and Smith & Nephew include their subsidiaries and certain affiliates.

Principles of Combination - The combined financial statements include the accounts of Dermagraft U.S. and Dermagraft International, which are Delaware general partnerships formed between subsidiaries of Advanced Tissue Sciences and Smith & Nephew, and the revenues and expenses of Advanced Tissue Sciences, Smith & Nephew and their affiliates associated with the worldwide commercialization of Dermagraft and TransCyte. All intercompany accounts and transactions have been eliminated.

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

Dependence on Certain Suppliers - The mesh frameworks used in the manufacture of Dermagraft and TransCyte are sourced from single manufacturers. Any significant supply interruption would adversely affect product manufacturing. In addition, an uncorrected impurity or supplier's variation in raw material, either unknown or incompatible with the manufacturing process, could have a material adverse effect on the manufacture of the product.

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

New Accounting Standards - In June 1997, the Financial Accounting Standards Board issued Financial Account Standard No. 130, "Reporting Comprehensive Income" ("FAS No. 130"). This standard is effective for fiscal years beginning after December 15, 1997 and has been adopted by the joint venture. FAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect to arrive at comprehensive income. The joint venture's comprehensive loss is not materially different than net loss for the periods presented.

NOTE 3 - INVENTORIES

Inventories consist of the following components as of December 31, 1998 and 1997 (in thousands):

                                             1998             1997
                                           --------         --------
    Work-in-process                        $    461         $    288
    Finished goods                            1,001               73
                                           --------         --------
                                           $  1,462         $    361
                                           ========         ========

Inventories are net of reserves of $213,000 and zero as of December 31, 1998 and 1997, respectively.

NOTE 4 - PROPERTY

The following is a summary of property and accumulated depreciation as of December 31, 1998 and 1997 (in thousands):

                                              1998             1997
                                            --------         --------
     Equipment, at cost                     $    280         $    163
     Less accumulated depreciation               (43)              (3)
                                            --------          -------
     Net property                           $    237          $   160
                                            ========          =======

Depreciation expense charged to operations was $40,000 in 1998 and $3,000 in 1997.

NOTE 5 - RELATED PARTY TRANSACTIONS

Under the joint venture agreements, Advanced Tissue Sciences is manufacturing and Smith & Nephew is selling and marketing Dermagraft and TransCyte for the Dermagraft Joint Venture. In addition, Advanced Tissue Sciences and Smith & Nephew are providing research, development and administrative services to the Dermagraft Joint Venture. All such expenses are reflected in the combined financial statements at their estimated cost. The Dermagraft Joint Venture also pays the partners interest on the use of their working capital in support of the joint venture's operations. The following table summarizes related party revenues and expenses for the years ended December 31, 1998 and 1997 (in thousands):

                                           Advanced
                                       Tissue Sciences       Smith & Nephew
                                     -------------------  -------------------
                                       1998       1997      1998       1997
                                     --------   --------  --------   --------
  Sales                              $     --   $     --  $    632   $     36
  Cost of goods sold                   10,054        824        --         --
  Research and development              2,260      4,476       465        642
  Selling, general and
    administrative                      2,979      2,750    14,161      7,101

Upon entering into the Dermagraft Joint Venture in April 1996, Smith & Nephew agreed to pay Advanced Tissue Sciences an up front fee of $10 million. This fee was funded through a capital contribution to the Dermagraft Joint Venture by Smith & Nephew and paid by the joint venture to Advanced Tissue Sciences. Under the joint venture agreements, the $10 million expense is allocated to Smith & Nephew's capital account. As the Dermagraft Joint Venture did not begin operations until January 1, 1997, the $10 million fee represents the only activity in the Dermagraft Joint Venture from April 29, 1996 (inception) to December 31, 1996 (see Note 1). Smith & Nephew has also agreed to pay up to an additional $136 million on the achievement of certain milestones related to product approval, gaining product reimbursement and on attaining specific sales milestones. These milestones, if achieved, are to be funded and paid to Advanced Tissue Sciences either directly by Smith & Nephew or through the Dermagraft Joint Venture in the same manner as the up front fee.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The Joint Venture's non-cash investing and financing activities for the year ended December 31, 1998 included $325,000 in interest charges contributed as capital by the partners.

NOTE 7 - SUBSEQUENT EVENT

In January 1999, the joint venture received a $15 million payment from Smith & Nephew and then paid the same amount to Advanced Tissue Sciences in connection with the 1998 expansion of the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin wounds. As discussed in
Note 5 above, the $15 million expense will be allocated to Smith & Nephew's capital account.

NOTE 8 - YEAR 2000 COMPLIANCE (UNAUDITED)

The Year 2000 ("Y2K") issue results from computer systems and software products being coded using two digits rather than four to define the applicable years. Computer systems and software products utilize embedded technology that is time-sensitive and may recognize a date as the year 1900 rather than the year 2000 which could cause computer system failures and errors leading to a disruption in business operations. The Y2K issue could affect not only the joint venture's operations but also the operations of its business partners, customers, suppliers and regulatory agencies among others.

The joint venture purchases substantially all significant materials and services from the joint venture's partners. In response to the risks presented by the Y2K issue, the joint venture's partners have developed and are currently implementing Y2K compliance plans. Although their assessment of the Y2K issue is not complete, the partners believe their internal systems are Y2K compliant or will be replaced or upgraded to comply with Y2K require-ments. While a portion of the partners' Y2K compliance costs are being charged to the joint venture, such costs are not expected to have a material impact on the joint venture's financial condition or operating results.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
ATS Dermagraft, Inc. and Smith & Nephew SNATS, Inc.

We have audited the accompanying combined balance sheets of the Dermagraft Joint Venture as of December 31, 1998 and 1997, and the related combined statements of operations, partners' capital and cash flows for the years ended December 31, 1998 and 1997 and for the period April 29, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the joint venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Dermagraft Joint Venture at December 31, 1998 and 1997, and the combined results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and for the period April 29, 1996 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.



                                                             ERNST & YOUNG LLP

San Diego, California
January 18, 1999