Form 10-Q
period 1999-03-31
ADVANCED TISSUE SCIENCES INC
filed 1999-05-13
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    ---------


     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER:  0-016607


                         ADVANCED TISSUE SCIENCES, INC.
               (Exact name of registrant as specified in charter)

                              ------------------


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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at May 1, 1999 was 42,477,159.

                         ADVANCED TISSUE SCIENCES, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999



                                      INDEX
                                      -----

                                                                        Page
                                                                        ----
Part I - Financial Information
------------------------------

  Item 1 - Financial Statements

           Introduction to the Financial Statements                       1

           Consolidated Balance Sheets -
             March 31, 1999 and December 31, 1998                         2

           Consolidated Statements of Operations -
             Three Months Ended March 31, 1999 and 1998                   3

           Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1999 and 1998                   4

           Consolidated Statement of Stockholders' Equity -
             Three Months Ended March 31, 1999                            5

           Notes to the Consolidated Financial Statements                6-9

  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        10-14

  Item 3 - Quantitative and Qualitative Disclosures About
             Market Risk                                                  14


Part II -  Other Information
----------------------------

  Item 4 - Submission of Matters to a Vote of Security Holders            15

  Item 5 - Factors That May Affect Future Results                         15

  Item 6 - Exhibits and Reports on Form 8-K                               15


Signatures                                                                16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1 - FINANCIAL STATEMENTS


                    INTRODUCTION TO THE FINANCIAL STATEMENTS

     The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The financial information presented in this Quarterly Report on Form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                         ADVANCED TISSUE SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                    March 31,     December 31,
                                                      1999           1998
                                                  ------------   --------------
                                                  (Unaudited)
  ASSETS
Current assets:
   Cash and cash equivalents                       $    21,568    $     16,551
   Short-term investments                                6,500           6,503
   Inventory                                             4,187           3,364
   Other current assets                                  2,957           2,412
                                                   -----------    ------------
     Total current assets                               35,212          28,830
Property - net                                          19,767          20,624
Patent costs - net                                       1,970           1,846
Other assets                                             2,063           2,685
                                                   -----------    ------------
     Total assets                                  $    59,012    $     53,985
                                                   ===========    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $       627    $        894
   Accrued expenses                                      5,748           4,805
   Current portion of long-term debt and
    capital lease obligations                           12,638           2,689
   Deferred revenue                                     10,050              --
                                                   -----------    ------------
     Total current liabilities                          29,063           8,388
Long-term debt and capital lease obligations            16,853          27,260
Other long-term liabilities                                695             558
Minority interest in consolidated subsidiary               180             252
                                                   -----------    ------------
     Total liabilities                                  46,791          36,458
                                                   -----------    ------------

Redeemable Convertible Series B Preferred
  Stock, $.01 par value; 1,000 shares auth-
  orized; 100 shares issued and outstanding
  at March 31, 1999 and December 31, 1998
  (aggregate redemption and liquidation value
  of $5,059 and $5,119 at March 31, 1999 and
  December 31, 1998, respectively)                       5,000           5,000
                                                   -----------    ------------

Stockholders' equity:
  Convertible Series B Preferred Stock, $.01
    par value; 314 shares issued and outstanding
    at March 31, 1999 and 350 shares at December
    31, 1998 (aggregate redemption and liquidation
    value of $15,885 and $17,917 at March 31, 1999
    and December 31, 1998, respectively)                    --              --
  Accrued cumulative preferred stock dividends             244             536
  Common Stock, $.01 par value; 125,000,000 shares
    authorized; issued and outstanding, 41,330,719
    shares at March 31, 1999 and 40,353,524 shares
    at December 31, 1998                                   413             403
  Additional paid-in capital                           231,245         230,963
  Accumulated deficit                                 (223,762)       (218,456)
                                                   -----------    ------------
                                                         8,140          13,446

  Less note received in connection with sale of
    Common Stock                                          (919)           (919)
                                                   -----------    ------------
     Total stockholders' equity                          7,221          12,527
                                                   -----------    ------------
     Total liabilities and stockholders' equity    $    59,012    $     53,985
                                                   ===========    ============

           See accompanying notes to the consolidated financial statements.

                          ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Three Months Ended March 31,
                                               --------------------------------
                                                    1999             1998
                                               -------------    ---------------
                                                        (Unaudited)

Revenues:
  Product sales -
    Related parties                            $      3,071     $       2,415
    Others                                               --               227
  Contracts and fees -
    Related parties                                   7,637             2,539
    Others                                              162               125
                                               ------------     -------------
    Total revenues                                   10,870             5,306
                                               ------------     -------------

Costs and expenses:
  Research and development                            4,169             3,921
  Selling, general and administrative                 3,380             3,873
  Cost of goods sold                                  3,071             3,928
                                               ------------     -------------
    Total costs and expenses                         10,620            11,722
                                               ------------     -------------

Income (loss) from operations before
  equity in losses of joint ventures                    250            (6,416)

Equity in losses of joint ventures                   (5,457)           (4,252)
                                               ------------     -------------
Loss from operations                                 (5,207)          (10,668)

Other income (expense):
  Interest income and other                             455               269
  Interest expense                                     (554)             (556)
                                               ------------     -------------
Net loss                                             (5,306)          (10,955)

Dividends on preferred stock                           (255)               --
                                               ------------     -------------
Net loss applicable to common stock            $     (5,561)    $     (10,955)
                                               ============     =============
Basic and diluted loss per common share        $       (.14)    $        (.28)
                                               ============     =============
Weighted average number of common shares
  used in computation of basic and diluted
  loss per common share                              40,957            38,930
                                               ============     =============


          See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                Three Months Ended March 31,
                                             ----------------------------------
                                                  1999              1998
                                             --------------    ----------------
                                                       (Unaudited)
Operating activities:
   Net loss                                  $      (5,306)    $      (10,955)
   Adjustments to reconcile net loss
    to cash used in operating activities:
      Depreciation and amortization                  1,197              1,147
      Compensation for services paid in
       stock options or warrants                        35                 --
      Equity in losses of joint ventures             5,457              4,252
      Other adjustments to net loss                    126                115
      Deferred revenue                              10,050                 --
      Change in assets and liabilities:
        Inventory                                     (823)               837
        Other current assets                          (545)            (2,239)
        Accounts payable                              (267)               111
        Accrued expenses                               943             (1,403)
                                             -------------     --------------
          Net cash provided by (used in)
           operating activities                     10,867             (8,135)
                                             -------------     --------------

Investing activities:
   Purchases of short-term investments              (5,000)            (3,972)
   Maturities and sales of short-term
    investments                                      5,003                 --
   Acquisition of property                            (337)            (1,639)
   Investment in joint ventures                     (6,370)            (4,350)
   Distribution from joint ventures                  2,241                 --
   Patent application costs                           (137)               (34)
   Other long-term assets                             (782)               626
                                             -------------     --------------
          Net cash used in investing
           activities                               (5,382)            (9,369)
                                             -------------     --------------

Financing activities:
   Proceeds from borrowings                            240              1,705
   Payments of borrowings                             (698)               (50)
   Net proceeds from sale of Common Stock               --             20,000
   Options and warrants exercised                       --                844
   Other long-term obligations                         (10)                78
                                             -------------     --------------
          Net cash provided by (used in)
           financing activities                       (468)            22,577
                                             -------------     --------------

Net increase in cash and cash equivalents            5,017              5,073
Cash and cash equivalents at beginning
 of period                                          16,551             15,086
                                             -------------     --------------
Cash and cash equivalents at end
 of period                                   $      21,568     $       20,159
                                             =============     ==============

           See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                      Preferred Stock           Common Stock
                                  -----------------------  ---------------------
                                     Shares     Amount       Shares     Amount
                                  ----------- -----------  ---------- ----------

Balance, December 31, 1998             350    $      --    40,353,524  $    403

Conversion of Preferred Stock          (36)          --       743,005         8

Preferred Stock dividends                                     234,190         2

Net loss                           -------    ---------    ----------  --------

Balance, March 31, 1999                314    $      --    41,330,719  $    413
                                   =======    =========    ==========  ========



                                                              Accrued       Total
                                Additional                   Dividends/     Stock-
                                 Paid-In      Accumulated       Note       holders'
                                 Capital        Deficit      Receivable     Equity
                               ------------  -------------  ------------  ----------

Balance, December 31, 1998     $   230,963   $   (218,456)  $      (383)  $  12,527

Conversion of Preferred Stock           (8)                                      --

Preferred Stock dividends              290                         (292)         --

Net loss                                           (5,306)                   (5,306)
                               -----------   ------------   -----------   ---------

Balance, March 31, 1999        $   231,245   $   (223,762)  $      (675)  $   7,221
                               ===========   ============   ===========   =========


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

Revenue Recognition - Revenues from product sales to third parties are recognized when products are shipped. Revenues from product sales to related parties (see Note 2) are recognized at such time as the related party is contractually obligated to purchase the product, generally upon the completion of manufacture. Such product sales to the Dermagraft Joint Venture are equal to the Company's cost. Revenues under collaborative research and licensing agreements, including nonrefundable up-front fees and milestone payments where the Company has continuing financial commitments, are recognized as costs are incurred over the related period of the agreement. Revenues from government grants are recognized based on the performance requirements of the grant or as the grant expenditures are incurred.

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

Reclassification - Certain reclassifications have been made to prior year amounts to conform to the presentation for the three months ended March 31, 1999.

NOTE 2 - STRATEGIC ALLIANCES

In April 1996, the Company entered into an agreement with Smith & Nephew to form a joint venture for the worldwide commercialization of Dermagraft(R), the Company's tissue-engineered dermal skin replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). In January 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. At that time, the Company retained the exclusive right to market TransCyte(TM), a temporary covering for severe and partial-thickness burns, in the United
States, while the Dermagraft Joint Venture was granted the right to market TransCyte for other skin wounds in the United States. In August 1998, the Company and Smith & Nephew further expanded the Dermagraft Joint Venture to include exclusive rights to TransCyte for severe and partial-thickness burns in the United States effective October 1998. Smith & Nephew is a worldwide healthcare company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue.

As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996. In addition, as a part of the agreement to expand the joint venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of the Company's Common Stock at approximately $13.05 per share in January 1998. The Company also received an additional $15 million in January 1999, and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, further payments of up to $136 million. The $15 million payment is being recognized into revenue as the related financial commitments are met. In the three-month period ended March 31, 1999, the Company recognized revenues of $4,950,000 related to such payment. This amount is included in contract revenues for the period.

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

During the three months ended March 31, 1999 and 1998, the Company recognized $7,014,000 and $1,710,000, respectively, in contract revenues for research and development activities performed for the Dermagraft Joint Venture. In addition, during the three months ended March 31, 1999 and 1998, product sales to related parties include products sold to the Dermagraft Joint Venture of $3,071,000 and $2,415,000, respectively. Such product sales to the Dermagraft Joint Venture are equal to the Company's cost of goods sold for such products.

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue-engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The Cartilage Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew are sharing equally in Cartilage Joint Venture revenues and expenditures. During the three months ended March 31, 1999, the Company recognized $623,000 in contract revenues for research and development activities performed for the Cartilage Joint Venture compared with $829,000 for the corresponding period of 1998.

The results of operations of the joint ventures for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                            1999             1998
                                          --------         --------
Dermagraft Joint Venture
-------------------------
 Net sales                                $    467         $     75
 Cost of goods sold                          4,474            2,528
 Other costs and expenses                    4,780            4,529
 Net loss                                    8,787            7,036

Cartilage Joint Venture
-------------------------
 Costs and expenses                       $   1,165        $   1,475
 Net loss                                     1,165            1,475

NOTE 3 - INVENTORIES

Inventories manufactured for sale to the Dermagraft Joint Venture are stated at cost, principally standard costs which approximate actual costs on a first-in, first-out basis reflecting the price at which such goods will be sold to the joint venture (see Note 2). Inventories consist of the following components as of March 31, 1999 and December 31, 1998 (in thousands):

                                                  March 31,      December 31,
                                                    1999            1998
                                                 -----------     ------------

    Raw materials and supplies                    $   3,370       $   2,965
    Work-in-process                                     817             399
                                                  ---------       ---------
                                                  $   4,187       $   3,364
                                                  =========       ==========

NOTE 4 - LEGAL PROCEEDINGS

During 1998, several lawsuits were filed in the United States District Court for the Southern District of California against the Company and two of its officers. The lawsuits alleged violations of the federal securities laws arising out of alleged misstatements and alleged failures to disclose certain material facts concerning the clinical trials and obtaining United States Food and Drug Administration approval of Dermagraft for the treatment of diabetic foot ulcers. The lawsuits purported to seek damages on behalf of a class of shareholders who purchased Advanced Tissue Sciences, Inc. Common Stock during the period generally from January 13, 1997 through June 11, 1998. On May 3, 1999, the class action was voluntarily dismissed by lead plaintiffs' counsel. No payment was made by the Company and the voluntary dismissal terminates the action.

NOTE 5 - LONG-TERM DEBT

In March 1999, the Company borrowed an additional $240,000 from Smith & Nephew pursuant to a commitment that is part of the agreement to form the Cartilage Joint Venture (see Note 2). Under the terms of that joint venture agreement, the Company may borrow up to a total of $10 million of which $5.9 million had been drawn as of March 31, 1999. Debt and other long-term obligations as of March 31, 1999 and December 31, 1998 were as follows (in thousands):


                                         March 31,             December 31,
                                           1999                   1998
                                        -----------            ------------

       Chase Loan                       $    13,440            $     14,080
       Smith & Nephew notes:
         Dermagraft Joint Venture            10,000                  10,000
         Cartilage Joint Venture              5,925                   5,685
       Obligations under capital
        leases and other                        126                     184
       Less current portion                 (12,638)                 (2,689)
                                        -----------            ------------
                                        $    16,853            $     27,260
                                        ===========            ============

NOTE 6 - CAPITAL STOCK

In February 1999, the Common Stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 shares to 125,000,000 shares. In addition, during the three months ended March 31, 1999, approximately 36 shares of the Company's Convertible Series B Preferred Stock were converted into 743,005 shares of Common Stock at an average price of $2.44 per share. See Note 9.

NOTE 7 - BASIC AND DILUTED LOSS PER COMMON SHARE

Basic earnings per common share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per common share include the weighted average number of shares outstanding and give effect to potentially dilutive common shares such as options and warrants outstanding. Both the basic and diluted loss per common share for the three months ended March 31, 1999 and 1998 are based on the weighted average number of shares of Common Stock outstanding during the periods. Potentially dilutive securities include options and warrants outstanding and debt and preferred stock convertible into common stock; however, such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per common share for the periods presented. The net loss applicable to common shares used in the calculation of basic and diluted loss per common share for the three months ended March 31, 1999 includes dividends of $255,000 accrued or paid on the Company's Convertible Series B Preferred Stock during such period.

NOTE 8 - STOCK OPTIONS

The following table summarizes activity under the Company's 1997 Stock Incentive Plan (the "1997 Plan") and for other options and warrants for Common Stock for the three months ended March 31, 1999:


                                           1997 Plan              Other Options and Warrants
                                     ------------------------     --------------------------
                                                  Weighted                      Weighted
                                       Number   Average Price       Number    Average Price
                                     of Shares    Per Share       of Shares     Per Share
                                     ---------  -------------     ---------   -------------
   Outstanding, December 31, 1998    3,897,722     $8.62          1,509,640      $7.44
     Granted                            69,560     $2.59                 --         --
     Exercised                              --        --                 --         --
     Canceled                          (54,889)    $8.66                 --         --
                                     ---------                    ---------
   Outstanding, March 31, 1999       3,912,393     $8.51          1,509,640      $7.44
                                     =========                    =========

NOTE 9 - SUBSEQUENT EVENTS

In April 1999, 44 shares of the Company's Convertible Series B Preferred Stock were converted into 1,027,736 shares of Common Stock at an average price of $2.14 per share.





ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

     Advanced Tissue Sciences, Inc. (the "Company" or "Advanced Tissue
Sciences") is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using its proprietary tissue engineering technology. The Company's leading therapeutic products are tissue-engineered skin products, TransCyte(TM) for the temporary covering of severe and partial-thickness burns and Dermagraft(R) for the treatment of severe skin ulcers. In addition to its TransCyte and Dermagraft skin products, the Company is focusing its resources on the development of tissue-engineered cartilage and cardiovascular products.

     In March 1997, the Company received marketing approval in the United States from the U.S. Food and Drug Administration (the "FDA") for its first therapeutic product, TransCyte, as a temporary covering for full-thickness, or third degree, burns. In addition, in October 1997, the Company received FDA approval to market TransCyte for partial-thickness, or second degree, burns in the United
States.  Through September 1998, TransCyte was marketed for burns by Advanced
Tissue Sciences through a direct sales force in the United States. As of October 1998, TransCyte is being marketed in the United States and throughout the rest of the world for burn and other wound care applications under a joint venture with Smith & Nephew plc ("Smith & Nephew").

     Dermagraft for the treatment of diabetic foot ulcers was approved for sale in Canada in August 1997, and was introduced in the United Kingdom and several other European countries late in 1997 through the joint venture with Smith &
Nephew. The Company also submitted a Premarket Approval (PMA) application to the FDA for approval to market Dermagraft for the treatment of diabetic foot ulcers in the United States. In January 1998, an FDA advisory panel recommended approval of Dermagraft with the condition that the Company perform a post-marketing study to confirm efficacy and provide physician training.
However, in June 1998, the FDA decided the PMA application was not approvable without supportive data from an additional controlled clinical trial. The
Company received approval from the FDA to begin the clinical trial in August
1998 and has begun the requested clinical trial. Based on the clinical plan, the Company believes the additional data could be available for submission in twelve to eighteen months from trial initiation, assuming a reasonable rate of patient enrollment and data consistent with its previous PMA submission.

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

Results of Operations
---------------------

     Product sales totaled $3,071,000 for the three months ended March 31, 1999 as compared to product sales of $2,642,000 for the same period in 1998. During these periods all product sales were to related parties, except TransCyte sales of $227,000 made through the Company's direct sales force in the United States during the first quarter of 1998. As discussed above, TransCyte sales and marketing activities were transferred from the Company to the Dermagraft Joint
Venture effective October 1998. Product sales to related parties reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost (see Note 2 to the consolidated financial statements). Accordingly, the Company now manufactures Dermagraft and TransCyte to meet the Dermagraft Joint Venture's forecasted requirements. As a result, sales to related parties in the three-month period ended March 31, 1999 reflect costs to manufacture Dermagraft and TransCyte including period costs, while sales to related parties in the three-month period ended March 31, 1998 include costs to manufacture Dermagraft and TransCyte but do not include period costs for TransCyte. Growth in sales in 1999 and beyond will continue to be sensitive to the Dermagraft Joint Venture's success in obtaining regulatory approvals and product reimbursement from both national healthcare systems and private insurers.

     Revenues from contracts and fees were $7,799,000 for the three months ended
March 31, 1999 increasing from $2,664,000 in the corresponding 1998 period.
These revenues are principally for research and development and other activities performed for the Dermagraft and Cartilage Joint Ventures. The increase in 1999 over the prior year period primarily reflects the recognition of approximately
$5 million related to a $15 million payment received in January 1999 associated with the expansion of the Dermagraft Joint Venture. The increase in 1999 also reflects higher revenues for conducting clinical trials of Dermagraft. See
Notes 1 and 2 to the consolidated financial statements.

     Cost of goods sold for the three months ended March 31, 1999 were $3,071,000 as compared to $3,928,000 for the corresponding period in 1998. The reduction in cost of goods sold principally results from an increase in the capitalization of overhead into inventory in 1999. Less overhead was capitalized into inventory in 1998 reflecting higher forecasted production levels in anticipation of and preparation for the expected launch of Dermagraft for the treatment of diabetic foot ulcers in the United States. Costs and volume were subsequently scaled back based on the FDA's need for an additional clinical trial as discussed above. Cost of goods sold for the three months ended March 31, 1998 also includes approximately $380,000 related to a product recall. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, the Company expects to continue to incur significant costs associated with excess production capacity within its manufacturing facility.

     Research and development expenditures in the three months ended March 31, 1999 increased by 6% to $4,169,000 as compared to $3,921,000 for the three months ended March 31, 1998. The increase in research and development costs primarily reflects higher costs for clinical trials and facilities, partially offset by lower costs for sponsored research.

     Selling, general and administrative costs decreased 13% to $3,380,000 for the three months ended March 31, 1999 as compared to $3,873,000 for the corresponding period in 1998. The decrease primarily reflects lower selling and marketing costs as a result of the transfer of sales and marketing activities for TransCyte in the United States to the Dermagraft Joint Venture in October
1998. The impact of the lower selling and marketing costs was partially offset by higher facility costs, increased legal fees and costs for a special meeting of stockholders held in February 1999 (see Note 6 to the consolidated financial statements).

     Equity in losses of joint ventures was $5,457,000 and $4,252,000 for the three months ended March 31, 1999 and 1998, respectively. These amounts represent the Company's share of losses of the Dermagraft and Cartilage Joint
Ventures. The increase in 1999 reflects manufacturing and distribution costs associated with the transfer of sales and marketing of TransCyte in the United
States to the Dermagraft Joint Venture, as well as support of clinical trials for Dermagraft.




     Interest income and other was $455,000 for the three months ended March 31, 1999 as compared to $269,000 in the corresponding quarter in 1998. The increase is due in part to higher average cash balances during the first quarter of 1999 and a decline in Smith & Nephew's share of the earnings of a jointly-owned, consolidated subsidiary (see Note 1 to the consolidated financial statements).

Liquidity and Capital Resources
-------------------------------

     As of March 31, 1999, the Company had available working capital of $6,149,000, a $14,293,000 decrease from the $20,442,000 available at December
31, 1998. The decrease reflects the transfer of the Dermagraft loan from long-term to current (see Note 5 to the consolidated financial statements), the use of working capital to support operations and the net investment in the Company's joint ventures with Smith & Nephew, partially offset by the $15 million payment received in January 1999 associated with the expansion of the Dermagraft Joint Venture (see Note 2 to the consolidated financial statements).
The Dermagraft loan is due on March 31, 2000 and is payable in cash or common stock at the election of the Company. Capital expenditures and patent application costs were $337,000 and $137,000, respectively, during the first quarter of 1999. The Company expects to continue to use working capital as it incurs substantial research and development expenses, additional costs in support of clinical trials, general and administrative costs in support of product commercialization, expenditures for capital equipment and patents, and in support of the Dermagraft and Cartilage Joint Ventures. These uses of working capital are expected to be only partially offset by revenues received from the Dermagraft and Cartilage Joint Ventures with Smith & Nephew.

          In addition to available working capital, the Company has entered into an equity line with an investor group which could provide up to $50 million in funding through the sale of Common Stock pursuant to drawings made from time to time by the Company. Subject to certain conditions, the equity line is available through February 2000. Any drawing by the Company under the equity line may not exceed $15 million and, in any event, the investor group may, in its sole discretion, refuse to fund any drawing if such drawing, when aggregated with other drawings within the preceding three months and other Company securities held by the investor group, would result in the investor group owning more than 4.9% of the outstanding shares of Common Stock. Any shares sold under the equity line will be sold at a 5% discount to the average low trading price of the Company's Common Stock over a specified period as determined by market volume. A drawing cannot be made during the pricing period for an earlier drawing under the equity line. In addition, the Company may not effect a drawing under the equity line if the Common Stock is trading at less than $2 per share, trading of the Common Stock on the Nasdaq National Market has been suspended or the Common Stock has been delisted from the Nasdaq National Market, or there is not in effect a registration statement under the Securities Act of 1933 covering the issuance and resale of the Common Stock to be issued pursuant to the drawing. Subject to the foregoing, any decision to draw any funds under the equity line and the timing of any such draw are solely at the Company's discretion.

     The Company currently believes it has sufficient funds, including those available under the equity line, from available borrowings and through its joint venture arrangements, to support its operations through 1999. The Company is also pursuing further sources of funds to include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. There can be no assurance, however, that funds from these sources or those outlined above will be available when needed or on terms favorable to the Company, under existing arrangements or otherwise, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

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




Financial Condition
-------------------

     Cash, cash equivalents and short-term investments as of March 31, 1999 increased by $5,014,000 from December 31, 1998 principally reflecting the $15 million payment in January 1999 associated with the expansion of the Dermagraft
Joint Venture (see Note 2 to the consolidated financial statements), partially offset by the use of cash to fund operations, to support the Dermagraft and Cartilage Joint Ventures, for capital expenditures and the payment of debt.
Accrued expenses at March 31, 1999 increased from year end 1998 as a result of accruals for clinical studies and rent. Deferred revenue as of March 31, 1999 reflects the portion of the $15 million payment related to the expansion of the Dermagraft Joint Venture yet to be recognized ( Notes 1 and 2 to the consolidated financial statements). Preferred stock at March 31, 1999 reflects the private placement of the Convertible Series B Preferred Stock in July 1998.

Year 2000 Compliance
--------------------

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

     In response to the risks presented by the Y2K issue, the Company developed and is currently implementing a Y2K compliance plan. The Company has approached the Y2K issue in two specific phases. Phase I involves the review and analysis of computer systems, software products, equipment and vendor relationships considered critical to the Company's operations. Phase II involves the review and analysis of computer systems, software products, equipment and vendor relationships not considered critical to the Company's operations. In both phases, qualified independent consultants are being utilized to achieve compliance goals. The Company currently estimates that the cost of Phase I and II activities is approximately $175,000 and $100,000, respectively, exclusive of internal manpower costs. These estimated costs are primarily for consulting services and equipment upgrades and are not material to the Company's financial condition or results of operations.

     With respect to Phase I, all required system modifications have been made to computer servers, operating systems and telecommunication network equipment.
The Company has identified several pieces of manufacturing and laboratory equipment and facility access control systems which still need to be upgraded.
These upgrades should be in place by mid-year 1999 and the cost of these upgrades is included in the cost estimate for Phase I presented above. The
Company believes that all significant Y2K problems relating to computer systems, product software and vendor relationships considered critical to the Company's operations have been identified and specific plans are in place to assure Y2K compliance by mid-year 1999 thus reducing the risk of a critical Y2K failure or error.

     In Phase II, the Company has identified approximately 150 non-critical items to be tested for Y2K compliance, and will need to assess approximately 260 vendor relationships. While these systems and relationships are not considered critical to the Company's business operations, every reasonable effort will be made to identify and correct those that are not Y2K compliant. The Company expects to complete Phase II by mid-year 1999.

     The Company has not yet completed its formal contingency plan relative to undetected Y2K problems; however, at the current time, there does not appear to be any critical piece of equipment for which backup cannot be provided. The worst case scenario would likely involve adding additional short-term labor to perform repetitive manufacturing tasks. There could also be some incremental costs of replacing current testing capabilities if the Company's on-site test equipment should fail. While these extra costs have not yet been estimated, they would not be expected to have a material impact on the Company's financial condition or operating results.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at March 31, 1999.




                           PART II - OTHER INFORMATION
                           ---------------------------



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of the Stockholders of Advanced Tissue
Sciences, Inc. on February 16, 1999, such meeting having been adjourned from January 27, 1999 in order to obtain a quorum. During the Special Meeting the Company's stockholders approved the following proposals:

1) the issuance by the Company of shares of Common Stock upon conversion of, or as dividends on, its Series B Convertible Preferred Stock to comply with certain rules of the Nasdaq Stock Market; and

2) to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.01 par value per share, from 100,000,000 shares to 125,000,000 shares.

With respect to Proposal 1, 19,692,798 shares were voted in favor of the proposal, 2,073,611 shares were opposed and 402,569 shares abstained.
Concerning Proposal 2, 20,180,812 shares were voted in favor of the proposal, 2,233,714 shares were opposed and 361,432 shares abstained.

ITEM 5 - FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that involve risks and uncertainties within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, including, without limitation, those relating to strategic alliances (including potential milestone payments and revenues from joint ventures), the use of working capital, the sufficiency and availability of funds to support operations, additional clinical trials, Y2K readiness and commercialization of the Company's products.

In particular, the Company will need to successfully complete an additional controlled clinical trial of Dermagraft in the treatment of diabetic foot ulcers and submit a revised premarket approval application to the FDA. No assurance can be given that the Company will successfully complete the clinical trial, the clinical trial will be completed within any specific timeframe or the Company will obtain FDA or other regulatory approvals of Dermagraft (or that any such approvals will be obtained on a timely basis). In addition, there can be no assurance the Company can successfully scale up manufacturing processes, launch its products within reasonable timeframes, obtain reimbursement for, or successfully commercialize any such products. Further, there can be no assurance that adequate funds will be available under other existing or future arrangements when such funds are needed or, if available, on terms acceptable to the Company.

These and other risks are detailed in the Company's publicly available filings with the Securities and Exchange Commission including the Company's Annual
Report on Form 10-K for the year ended December 31, 1998. Actual results may differ materially from those currently anticipated as a result of such risks.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

  Exhibit
    No.             Title                                  Method of Filing
  -------         ---------                                ----------------

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

                                      ADVANCED TISSUE SCIENCES, INC.




Date:  May 13, 1999                    /s/  Arthur J. Benvenuto
     ----------------                 ---------------------------------
                                      Arthur J. Benvenuto
                                      Chairman of the Board and
                                      Chief Executive Officer




Date:  May 13, 1999                    /s/  Michael V. Swanson
     ----------------                 ----------------------------------
                                      Michael V. Swanson
                                      Vice President, Finance and
                                        Administration





