Form 10-Q
period 1999-06-30
ADVANCED TISSUE SCIENCES INC
filed 1999-08-13
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------


     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES AND EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                               OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________


                        COMMISSION FILE NUMBER:  0-016607


                         ADVANCED TISSUE SCIENCES, INC.
               (Exact name of registrant as specified in charter)


                                -------------

          Delaware                                          14-1701513
 -------------------------------                        -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

 10933 North Torrey Pines Road, La Jolla, California           92037
 ---------------------------------------------------         ----------
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:  (858) 713-7300


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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at August 1, 1999 was 52,432,205.

                         ADVANCED TISSUE SCIENCES, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999



                                      INDEX
                                      -----


Part I - Financial Information
------------------------------

                                                                       Page
                                                                      ------
 Item 1 - Financial Statements

           Introduction to the Financial Statements                      1

           Consolidated Balance Sheets -
             June 30, 1999 and December 31, 1998                         2

           Consolidated Statements of Operations -
             Three and Six Months Ended June 30, 1999 and 1998           3

           Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1999 and 1998                     4

           Consolidated Statement of Stockholders' Equity -
             Six Months Ended June 30, 1999                              5

           Notes to the Consolidated Financial Statements               6-11

 Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        12-17

 Item 3 - Quantitative and Qualitative Disclosures About Market Risk    17

Part II -  Other Information
----------------------------

 Item 2 - Change in Securities                                          18

 Item 4 - Submission of Matters to a Vote of Security Holders           18

 Item 5 - Factors That May Affect Future Results                       18-28

 Item 6 - Exhibits and Reports on Form 8-K                              29

Signatures                                                              30

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS


                    INTRODUCTION TO THE FINANCIAL STATEMENTS

     The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

     The financial information presented in this Quarterly Report on Form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                         ADVANCED TISSUE SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      June 30,    December 31,
                                                        1999          1998
                                                    -----------   ------------
                                                    (Unaudited)
     ASSETS
Current assets:
   Cash and cash equivalents                        $    15,466   $    16,551
   Short-term investments                                 6,500         6,503
   Inventory                                              4,649         3,364
   Other current assets                                   2,438         2,412
                                                    -----------   -----------
     Total current assets                                29,053        28,830
Property - net                                           18,606        20,624
Patent costs - net                                        2,028         1,846
Other assets                                              2,591         2,685
                                                    -----------   -----------
    Total assets                                    $    52,278   $    53,985
                                                    ===========   ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $     1,192   $       894
   Accrued expenses                                       6,047         4,805
   Current portion of long-term debt and
    capital lease obligations                             9,110         2,689
   Deferred revenue                                       6,633            --
                                                    -----------   -----------
    Total current liabilities                            22,982         8,388
Long-term debt and capital lease obligations             10,282        27,260
Other long-term liabilities                                 146           558
Minority interest in consolidated subsidiary                174           252
                                                    -----------   -----------
    Total liabilities                                    33,584        36,458
                                                    -----------   -----------
Redeemable Convertible Series B Preferred Stock,
 $.01 par value; 1,000 shares authorized;
 100.8 shares issued and outstanding at
 June 30, 1999 and 100 shares at December 31,
 1998 (aggregate redemption value of $5,358 and
 $5,119 at June 30, 1999 and December 31, 1998,
 respectively and liquidation value of $5,103
 and $5,119 at June 30, 1999 and December 31,
 1998, respectively)                                      5,040         5,000
                                                    -----------   -----------
Stockholders' equity:
   Convertible Series B Preferred Stock,
    $.01 par value; no shares issued and
    outstanding at June 30, 1999 and 350
    shares at December 31, 1998 (aggregate
    redemption and liquidation value of $17,917
    at December 31, 1998)                                    --            --
   Accrued cumulative preferred stock dividends              63           536
   Common Stock, $.01 par value; 125,000,000
    shares authorized; issued and outstanding,
    52,196,257 shares at June 30, 1999 and
    40,353,524 shares at December 31, 1998                  522           403
   Additional paid-in capital                           243,753       230,963
   Accumulated deficit                                 (228,688)     (218,456)
                                                    -----------   -----------
                                                         15,650        13,446
   Less note received in connection with sale
    of Common Stock and deferred compensation
    applicable to Common Stock                           (1,996)         (919)
                                                    -----------   -----------
     Total stockholders' equity                          13,654        12,527
                                                    -----------   -----------
     Total liabilities and stockholders' equity     $    52,278   $    53,985
                                                    ===========   ===========

       See accompanying notes to the consolidated financial statements.

                     ADVANCED TISSUE SCIENCES, INC.

                 CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Three Months Ended June 30,    Six Months Ended June 30,
                                              -----------------------------  ---------------------------
                                                  1999             1998          1999            1998
                                              ------------     ------------  ------------    -----------
                                                                       (Unaudited)
Revenues:
  Product sales -
    Related parties                           $     3,617      $     2,063    $    6,688      $    4,478
    Others                                             --              293            --             520
  Contracts and fees -
    Related parties                                 7,324            1,974        14,961           4,513
    Others                                            181              103           343             228
                                              -----------      -----------    ----------      ----------
    Total revenues                                 11,122            4,433        21,992           9,739
                                              -----------      -----------    ----------      ----------
Costs and expenses:
  Research and development                          3,958            3,844         8,127           7,765
  Selling, general and administrative               2,791            4,343         6,171           8,216
  Cost of goods sold                                3,617            3,032         6,688           6,960
                                              -----------      -----------    ----------      ----------
    Total costs and expenses                       10,366           11,219        20,986          22,941
                                              -----------      -----------    ----------      ----------

Income (loss) from operations before
  equity in losses of joint ventures                  756           (6,786)        1,006         (13,202)

Equity in losses of joint ventures                 (4,998)          (4,637)      (10,455)         (8,889)
                                              -----------      -----------    ----------      ----------
Loss from operations                               (4,242)         (11,423)       (9,449)        (22,091)

Other income (expense):
  Interest income and other                          (151)              31           304             300
  Interest expense                                   (533)            (595)       (1,087)         (1,151)
                                              -----------      -----------    ----------      ----------
Net loss                                           (4,926)         (11,987)      (10,232)        (22,942)

Dividends on preferred stock                         (176)              --          (431)             --
                                              -----------      -----------    ----------      ----------
Net loss applicable to common stock           $    (5,102)     $   (11,987)   $  (10,663)     $  (22,942)
                                              ===========      ===========    ==========      ==========
Basic and diluted loss per share              $      (.11)     $      (.30)   $     (.25)     $     (.59)
                                              ===========      ===========    ==========      ==========
Weighted average number of common
  shares used in computation of basic
  and diluted loss per share                       45,522           39,324        43,252          39,128
                                              ===========      ===========    ==========      ==========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                    Six Months Ended June 30,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
                                                           (Unaudited)
Operating activities:
   Net loss                                        $   (10,232)   $   (22,942)
   Adjustments to reconcile net loss to
     cash used in operating activities:
      Depreciation and amortization                      2,390          2,326
      Compensation for services paid in
       stock, options or warrants                           79            809
      Equity in losses of joint ventures                10,455          8,889
      Other adjustments to net loss                        516            297
      Deferred revenue                                   6,633             --
      Change in assets and liabilities:
        Inventory                                       (1,285)           689
        Other current assets                               (26)        (1,255)
        Accounts payable                                   298            406
        Accrued expenses                                 1,242         (1,647)
                                                    ----------    -----------
         Net cash provided by (used in)
          operating activities                          10,070        (12,428)
                                                   -----------    -----------
Investing activities:
   Purchases of short-term investments                  (6,000)        (3,972)
   Maturities and sales of short-term investments        6,003          1,972
   Acquisition of property                                (570)        (2,496)
   Investment in joint ventures                        (13,770)       (10,050)
   Distribution from joint ventures                      3,325          1,175
   Patent application costs                               (210)          (131)
   Other long-term assets                                   28            991
                                                   -----------    -----------
         Net cash used in investing activities         (11,194)       (12,511)
                                                   -----------    -----------
Financing activities:
   Proceeds from borrowings                                840          2,558
   Payments of borrowings                               (1,397)          (748)
   Net proceeds from sale of Common Stock                1,003         20,000
   Repurchase of Common Stock                             (457)            --
   Options and warrants exercised                            5            852
   Other long-term obligations                              45            156
                                                   -----------    -----------
         Net cash provided by financing
          activities                                        39         22,818
                                                   -----------    -----------
Net decrease in cash and cash equivalents               (1,085)        (2,121)
Cash and cash equivalents at beginning of period        16,551         15,086
                                                   -----------    -----------
Cash and cash equivalents at end of period         $    15,466    $    12,965
                                                   ===========    ===========


         See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                         Preferred Stock          Common Stock
                                       -------------------  ---------------------
                                        Shares     Amount      Shares     Amount
                                       --------   --------  -----------  --------
Balance, December 31, 1998                  350   $     --  40,353,524   $    403

Sale of Common Stock                                           165,975          2

Issuance of Common Stock for debt
 and accrued interest                                        2,800,595         28

Conversion of Preferred Stock              (309)             7,865,798         79

Transfer of Preferred Stock to
  Redeemable Preferred Stock                (41)                    --

Repurchase of Common Stock                                    (463,154)        (5)

Preferred Stock dividends                                      396,919          4

Restricted Common Stock
 awarded for services                                          300,000          3

Options exercised                                              776,600          8

Net loss
                                       --------   --------  ----------   --------
Balance, June 30, 1999                       --   $     --  52,196,257   $    522
                                       ========   ========  ==========   ========



                                                                 Accrued        Total
                                   Additional                    Dividends/     Stock-
                                    Paid-In      Accumulated     Note Rec./    holders'
                                    Capital        Deficit      Def. Compen.    Equity
                                  ------------  -------------  -------------- ----------
Balance, December 31, 1998        $   230,963   $   (218,456)  $       (383)  $  12,527

Sale of Common Stock                      998                                     1,000

Issuance of Common Stock for
 debt and accrued interest             10,776                                    10,804

Conversion of Preferred Stock           1,926                                     2,005

Transfer of Preferred Stock to
 Redeemable Preferred Stock            (2,045)                                   (2,045)

Repurchase of Common Stock             (1,762)                                   (1,767)

Preferred Stock dividends                 468                         (472)          --

Restricted Common Stock
 awarded for services                   1,122                       (1,078)          47

Options exercised                       1,307                                     1,315

Net loss                                            (10,232)                    (10,232)
                                  -----------   -----------    ------------   ---------
Balance, June 30, 1999            $   243,753   $  (228,688)   $     (1,933)  $  13,654
                                  ===========   ===========    ============   =========

          See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. (the "Company") is a tissue engineering company utilizing its proprietary technology to develop and manufacture human-based tissue products for tissue repair and transplantation. The Company is focusing on the worldwide commercialization of skin, cartilage and cardiovascular products. The Company's leading therapeutic products are tissue engineered skin products for the temporary covering of severe and partial-thickness burns, which is on the market in the United States, and for the treatment of diabetic foot ulcers, which is in clinical trials in the United States and on the market in Canada, the United Kingdom and several other European countries. Both products are being commercialized through a joint venture with Smith & Nephew plc ("Smith & Nephew").

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

Revenue Recognition - Revenues from product sales to third parties are recognized when products are shipped, the risk of ownership has passed to the purchaser, and the Company has no further specified performance obligations. Revenues from product sales to related parties are recognized at such time as the related party is contractually obligated to purchase the product, generally upon the completion of manufacture. Such product sales to the Dermagraft Joint Venture are equal to the Company's cost (see Note 2). Revenues under collaborative research and licensing agreements, including nonrefundable up-front fees and milestone payments where the Company has continuing financial commitments, are recognized as costs are incurred over the related period of the agreement. Revenues from government grants are recognized based on the performance requirements of the grant or as the grant expenditures are incurred.

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

Reclassification - Certain reclassifications have been made to prior year amounts to conform to the presentation for the three months and six months ended June 30, 1999.

NOTE 2 - STRATEGIC ALLIANCES

Smith & Nephew Joint Ventures
-----------------------------

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

As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996. In addition, as a part of the agreement to expand the joint venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of the Company's Common Stock at approximately $13.05 per share in January 1998. The Company also received an additional $15 million as consideration for expanding the joint venture in January 1999, and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, further payments of up to $136 million. The $15 million payment is being recognized into revenue as the related financial commitments are met. In the three and six months ended June 30, 1999, the Company recognized revenues of $4,417,000 and $9,367,000, respectively, related to such payment. This amount is included in contract revenues for each of the respective periods.

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

During the three and six-month periods ended June 30, 1999 and 1998, the Company recognized $6,650,000 and $1,431,000 in the three-month periods and $13,664,000 and $3,141,000 in the six-month periods, respectively, in contract revenues for research and development activities performed for the Dermagraft Joint Venture. In addition, during the three and six-month periods ended June 30, 1999, product sales to related parties represent products sold to the Dermagraft Joint Venture. Such product sales to the Dermagraft Joint Venture are equal to the Company's cost of goods sold for such products.

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue-engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The Cartilage Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew are sharing equally in Cartilage Joint Venture revenues and expenditures. During the three and six months ended June 30, 1999, the Company recognized $674,000 and $1,297,000, respectively, in contract revenues for research and development activities performed for the Cartilage Joint Venture compared with $543,000 and $1,372,000 during the corresponding periods of 1998.

The results of operations of the joint ventures for the three and six months ended June 30, 1999 and 1998 are as follows (in thousands):

                          Three Months Ended June 30,   Six Months Ended June 30,
                          ---------------------------   -------------------------
                              1999           1998           1999          1998
                          ------------   ------------   ------------  -----------
Dermagraft Joint Venture
------------------------

Net sales                  $      561     $       51     $    1,028    $     126
Cost of goods sold              3,095          2,389          7,569        4,971
Other costs and expenses        4,644          6,246          9,424       10,775
Net loss                        7,178          8,584         15,965       15,620

Cartilage Joint Venture
-----------------------

Costs and expenses         $    1,310     $      999     $    2,475    $   2,474
Net loss                        1,310            999          2,475        2,474


Inamed Agreements
-----------------

In May 1999, Advanced Tissue Sciences, Inc. and Inamed Corporation ("Inamed") entered into a binding letter of intent for a strategic alliance for the development and marketing of several of Advanced Tissue Sciences' human-based, tissue-engineered products for aesthetic and certain reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell tissue engineered products for use in cosmetic surgery, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction. In addition, Inamed also received an option to license rights to use extracellular matrix, including human collagen, from Advanced Tissue Sciences' three-dimensional culture system for soft tissue augmentation (wrinkles and cosmetic correction) and as a bulking agent for the treatment of urinary incontinence. Inamed Corporation is a global surgical and medical device company engaged in the development, manufacturing and marketing of medical devices for plastic and reconstructive, bariatric and general surgery markets.

Under the agreement between the parties, in exchange for worldwide licensing rights, Inamed agreed to pay Advanced Tissue Sciences a series of payments totaling $6 million, including $3 million to purchase Advanced Tissue Sciences' common stock. As provided under the agreement, the Company received $2 million in payments in May 1999. The licensing payments and the stock purchases will be made over the next six months. Inamed will also receive five-year warrants to purchase up to 300,000 shares of common stock. See Note 6. In addition to royalties on product sales, Advanced Tissue Sciences may potentially receive up to a total of $6 million in milestones based on product approvals in the United States.

If the option for the additional two indications is exercised, Advanced Tissue Sciences will also receive another $4 million, including $2 million for licensing rights, and $2 million for Advanced Tissue Sciences' common stock. Inamed would also be entitled to receive an additional five-year warrant to purchase up to 200,000 shares of Advanced Tissue Sciences' common stock. See
Note 6. In addition, Advanced Tissue Sciences could potentially receive up to a total of $4 million in milestones based on product approvals.

Advanced Tissue Sciences will be responsible for the funding and development of the products and the related manufacturing processes while Inamed will be responsible for clinical and regulatory activities. Advanced Tissue Sciences, or an affiliate may elect to manufacture the products developed under the agreement. Fees for licensing rights and milestone payments will be recognized into revenues as the related commitments for product development and manufacturing processes are met.

NOTE 3 - INVENTORIES

Inventories manufactured for sale to the Dermagraft Joint Venture are stated at cost, principally standard costs which approximate actual costs on a first-in, first-out basis reflecting the price at which such goods will be sold to the joint venture (see Note 2). Inventories consist of the following components as of June 30, 1999 and December 31, 1998 (in thousands):

                                            June 30,       December 31,
                                              1999            1998
                                          ------------     ------------

      Raw materials and supplies            $   3,849       $    2,965
      Work-in-process                             800              399
                                            ---------       ----------
                                            $   4,649       $    3,364
                                            =========       ==========

NOTE 4 - CONTINGENCIES - LEGAL PROCEEDINGS

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

NOTE 5 - LONG-TERM DEBT

In June 1999, a $10 million loan and accrued interest payable to Smith & Nephew related to the Dermagraft Joint Venture was converted into 2,800,595 shares of the Company's common stock. As provided under the loan agreement, the Company had the option to pay the loan in cash or common stock. The loan was due and payable in less than a year. In addition, during 1999, the Company has borrowed $840,000 from Smith & Nephew pursuant to a commitment that is part of the agreement to form the Cartilage Joint Venture (see Note 2). Under the terms of that joint venture agreement, the Company may borrow up to a total of $10 million of which $6.5 million had been drawn as of June 30, 1999. The loan is due and payable in June 2000. Debt and other long-term obligations as of June 30, 1999 and December 31, 1998 were as follows (in thousands):


                                           June 30,       December 31,
                                             1999             1998
                                         ------------    --------------
Chase loan                                $   12,800       $   14,080
Smith & Nephew notes:
    Dermagraft Joint Venture                      --           10,000
    Cartilage Joint Venture                    6,525            5,685
Capital lease obligations and other               67              184
Less current portion                          (9,110)          (2,689)
                                          ----------       ----------
                                          $   10,282       $   27,260
                                          ==========       ==========

NOTE 6 - CAPITAL STOCK

In February 1999, the common stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 125,000,000 shares. In addition, during the six months ended June 30, 1999, 309 shares of the Company's Convertible Series B Preferred Stock and 40 shares of the Company's Redeemable Convertible Series B Preferred Stock were converted into 7,865,798 shares of common stock at an average price of $2.22 per share. The Company has also notified the holders of its Series B Preferred Stock of its election to redeem for cash at 105% of liquidation value any preferred shares submitted for conversion from July 1, 1999 to September 30, 1999 at a conversion price equal to or below $3.58 per share. The Company may withdraw the election on five days advance notice. As a result, all of the Company's Convertible Series B Preferred stock has been reflected as redeemable in the consolidated balance sheet as of June 30, 1999.

In May 1999, as part of an agreement between Inamed Corporation and the Company, Inamed purchased 165,975 shares of the Company's common stock for $1 million or approximately $6.03 per share. Under the agreement, Inamed will purchase a total of $3 million of Advanced Tissue Sciences' common stock at $6 per share, or at an average of the then current trading price of the common stock plus $3 per share, whichever is higher. Inamed is to also receive five-year warrants to purchase up to 300,000 shares of common stock at a price per share equal to twice the price per share paid by Inamed for the $3 million of Advanced Tissue Sciences' common stock. Further, should Inamed exercise an option for additional product indications, Inamed would purchase $2 million of the Company's common stock and would receive a five-year warrant to purchase up to 200,000 shares of the Company's common stock. The common stock would be priced at $6.00 per share or at an average of the then current trading price of the common stock plus $3.00 per share whichever is higher, and the warrant exercise price would be equal to twice the price per share of the common stock. Inamed has agreed to hold any investment in Advanced Tissue Sciences' common stock until at least October 2002. See Note 2.

In June 1999, certain officers of the Company exercised employee stock options for 775,000 shares of common stock. The purchase price of $1.3 million and withholding taxes of approximately $457,000 was paid by the delivery of 463,154 shares of the Company's common stock. See Note 8 regarding stock options, warrants and restricted stock awards.

NOTE 7 - BASIC AND DILUTED LOSS PER SHARE

Basic earnings per common share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per common share include the weighted average number of shares outstanding and give effect to potentially dilutive common shares such as options and warrants outstanding. Both the basic and diluted loss per common share for the six months ended June 30, 1999 and 1998 are based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options and warrants outstanding and debt and preferred stock convertible into common stock; however, such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per common share for the periods presented. The net loss applicable to common shares used in the calculation of basic and diluted loss per common share for the three and six months ended June 30, 1999 includes dividends of $176,000 and $431,000, respectively, accrued or paid on the Company's Convertible Series B Preferred Stock during such periods.

NOTE 8 - STOCK INCENTIVE PLANS

The following table summarizes activity under the Company's 1997 Stock Incentive Plan (the "1997 Plan") and for other options and warrants for common stock for the six months ended June 30, 1999:


                                           1997 Plan            Other Options and Warrants
                                   --------------------------  ----------------------------
                                                 Weighted                      Weighted
                                      Number   Average Price       Number    Average Price
                                    of Shares    Per Share       of Shares     Per Share
                                   ----------- --------------  ------------- --------------
  Outstanding, December 31, 1998   3,897,722       $8.62       1,509,640         $ 7.44
    Granted                        1,387,025       $2.88         100,000         $12.05
    Exercised                       (776,600)      $1.69              --            --
    Canceled                        (107,036)      $7.44              --            --
                                   ---------                   ---------
  Outstanding, June 30, 1999       4,401,111       $8.06       1,609,640         $ 7.73
                                   =========                   =========


In May 1999, the Company's Chairman and Chief Executive Officer was awarded 300,000 shares of restricted common stock under the 1997 Plan. Subject to meeting certain requirements including continued service, 50,000 shares will vest annually and the remaining 150,000 shares will vest at the end of three years or, if earlier, upon approval of Dermagraft for the treatment of diabetic foot ulcers in the United States. The difference between the market price at the grant date and the purchase price is being recognized as compensation expense by the Company ratably over the restricted periods. During the six months ended June 30, 1999, the Company recognized $44,000 of related expense.

NOTE 9 - LEASE COMMITMENTS

In May 1999, the Company terminated a 15-year lease agreement for additional research and administrative space and consolidated its activities into two existing facilities substantially reducing its lease commitments for facilities. The following is a summary of the operating lease commitments as of June 30, 1999 (in thousands):

                                                      OPERATING
                                                       LEASES
                                                      ---------
      Year Ending December 31:
           1999                                       $   2,773
           2000                                           2,476
           2001                                             932
           2002                                             512
                                                      ---------
      Total minimum lease payments                    $   6,693
                                                      =========

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During 1999, non-cash financing activities have included the repayment of a $10 million loan and accrued interest payable through the issuance of common stock (see Note 5) and the exercise of stock options by the delivery of common stock in payment of the exercise price (see Note 6). The Company also issued a restricted stock award under the 1997 Plan (see Note 8).

NOTE 11 - SUBSEQUENT EVENTS

Registration Statement
----------------------

In July 1999, the Company filed a registration statement with the Securities and Exchange Commission for an offering of 5,000,000 shares of common stock. The common stock is being offered directly by the Company.

Inamed Payments
---------------

As provided in the agreement between the parties, the Company received an additional $3 million payment from Inamed in July 1999 bringing the total payments under the agreement to $5 million. The $3 million payment is not reflected on the accompanying consolidated balance sheet. See Note 2.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Item 5 below. This outlook represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this Quarterly Report.

     Advanced Tissue Sciences, Inc. (the "Company" or "Advanced Tissue Sciences") is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using its proprietary tissue engineering technology. The Company's leading therapeutic products are tissue engineered skin products, TransCyte(TM) for the temporary covering of severe and partial-thickness burns and Dermagraft(R) for the treatment of severe skin ulcers. In addition to its TransCyte and Dermagraft skin products, the Company is focusing its resources on the development of tissue engineered cartilage and cardiovascular products.

     In March 1997, the Company received marketing approval in the United States from the U.S. Food and Drug Administration (the "FDA") for its first therapeutic product, TransCyte, as a temporary covering for full-thickness, or third degree burns. In addition, in October 1997, the Company received FDA approval to market TransCyte for partial-thickness, or second degree, burns in the United States. Through September 1998, TransCyte was marketed for burns by Advanced Tissue Sciences through a direct sales force in the United States. As of October 1998, TransCyte is being marketed in the United States and throughout the rest of the world for burn and other wound care applications under a joint venture with Smith & Nephew plc ("Smith & Nephew").

     Dermagraft for the treatment of diabetic foot ulcers was approved for sale in Canada in August 1997 and was introduced in the United Kingdom and several other European countries late in 1997 through the joint venture with Smith & Nephew. The Company also submitted a Premarket Approval (PMA) application to the FDA for approval to market Dermagraft for the treatment of diabetic foot ulcers in the United States. In January 1998, an FDA advisory panel recommended approval of Dermagraft with the condition that the Company perform a post-marketing study to confirm efficacy and provide physician training. However, in June 1998, the FDA decided the PMA application was not approvable without supportive data from an additional controlled clinical trial. The Company received approval from the FDA to begin the clinical trial in August 1998 and is performing the requested clinical trial. Based on the clinical plan, the Company believes the additional data could be available for submission in twelve to eighteen months after trial initiation, assuming a reasonable rate of patient enrollment and data consistent with its previous PMA submission.

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

     On May 10, 1999, Advanced Tissue Sciences, Inc. and Inamed Corporation ("Inamed") entered into a binding letter of intent for a strategic alliance for the development and marketing of several of Advanced Tissue Sciences' human-based, tissue-engineered products for aesthetic and certain reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell tissue engineered products for use in cosmetic surgery, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction. In addition, Inamed also received an option to license rights to use extracellular matrix, including human collagen, from Advanced Tissue Sciences' three-dimensional culture system for soft tissue augmentation (wrinkles and cosmetic correction) and as a bulking agent for the treatment of urinary incontinence. Advanced Tissue Sciences will be responsible for the development of the products and the related manufacturing processes while Inamed will be responsible for clinical and regulatory activities. Advanced Tissue Sciences will have the right to manufacture the products developed under the agreement. See Note 2 to the consolidated financial statements.

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

     The Company has incurred, and expects to continue to incur, substantial expenditures in support of the commercialization, development and clinical trials of its TransCyte and Dermagraft products for burn and skin ulcer applications, for manufacturing systems and in advancing other applications of the Company's core technology. In particular, the Company will incur, either directly or through the Dermagraft Joint Venture, substantial and increasing costs for the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers and in support of clinical trials and post-market studies of Dermagraft and TransCyte in venous, pressure and diabetic foot ulcers and for full and partial-thickness burns. The Company will also incur additional costs for development of products and manufacturing processes under its strategic alliance with Inamed; however, such costs are expected to be substantially offset by the recognition of licensing fees and milestone payments received from Inamed.

Results of Operations
---------------------

     Product sales totaled $3,617,000 and $6,688,000 for the three months and six months ended June 30, 1999, respectively, as compared to sales of $2,356,000 and $4,998,000 in the corresponding periods of 1998. During these periods all product sales were to related parties, except TransCyte sales of $293,000 and $520,000 for the three and six months ended June 30, 1998, respectively, made through the Company's direct sales force in the United States to third party customers. As discussed above, TransCyte sales and marketing activities were transferred from the Company to the Dermagraft Joint Venture effective October 1998. Product sales to related parties reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost (see Note 2 to the consolidated financial statements). Accordingly, the Company now manufactures Dermagraft and TransCyte to meet the Dermagraft Joint Venture's forecasted requirements. As a result, sales to related parties in the three and six-month periods ended June 30, 1999 reflect costs to manufacture Dermagraft and TransCyte including period costs, while sales to related parties in the three and six-month periods ended June 30, 1998 include costs to manufacture Dermagraft and TransCyte but do not include period costs for TransCyte. Growth in sales in 1999 and beyond will continue to be sensitive to the Dermagraft Joint Venture's success in obtaining regulatory approvals and product reimbursement from both national healthcare systems and private insurers.

     Revenues from contracts and fees were $7,505,000 and $15,304,000 for the three and six months ended June 30, 1999, respectively, compared to $2,077,000 and $4,741,000 for the corresponding periods of 1998. These revenues are principally for research and development and other activities performed for the Dermagraft and Cartilage Joint Ventures. The increase in 1999 over the prior year periods primarily reflects the recognition of $4,417,000 and $9,367,000, respectively, in the three and six-month periods ended June 30, 1999 in revenue related to a $15 million payment received in January 1999 associated with the expansion of the Dermagraft Joint Venture. The increase in 1999 also reflects higher revenues for conducting clinical trials of Dermagraft. See Notes 1 and 2 to the consolidated financial statements.

     Cost of goods sold of $3,617,000 and $6,688,000, respectively, for the three and six months ended June 30, 1999 compares to $3,032,000 and $6,960,000 in the corresponding periods in 1998. Cost of goods sold represents the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture and, in 1998, to third parties. Less overhead was capitalized into inventory in 1998 reflecting higher forecasted production levels in anticipation of and preparation for the expected launch of Dermagraft for the treatment of diabetic foot ulcers in the United States. However, costs and volume were subsequently scaled back based on the FDA's request for an additional clinical trial as discussed above and, therefore, more overhead is being capitalized into inventory in 1999. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, the Company expects to continue to incur significant costs associated with excess production capacity within its manufacturing facility in 1999.

     Research and development expenditures increased to $3,958,000 and $8,127,000 in the three and six months ended June 30, 1999, respectively, as compared to $3,844,000 and $7,765,000 in the corresponding periods of 1998. The increase in research and development costs primarily reflects higher costs for clinical trials and facilities, partially offset by lower costs for sponsored research.

     Selling, general and administrative costs were $2,791,000 and $6,171,000 for the three and six months ended June 30, 1999, respectively, as compared to $4,343,000 and $8,216,000 in the corresponding periods of the prior year. The decrease primarily reflects lower selling and marketing costs as a result of the transfer of sales and marketing activities for TransCyte in the United States to the Dermagraft Joint Venture in October 1998. The impact of the lower selling and marketing costs was partially offset by higher facility costs, increased legal fees and costs for a special meeting of stockholders held in February 1999 (see Note 6 to the consolidated financial statements).

     Equity in losses of joint ventures were $4,998,000 and $10,455,000 for the three and six months ended June 30, 1999, respectively, compared to $4,637,000 and $8,889,000 for the corresponding periods of 1998. These amounts represent the Company's share of losses of the Dermagraft and Cartilage Joint Ventures. The increase in 1999 losses reflects manufacturing and distribution costs associated with the transfer of sales and marketing of TransCyte in the United States to the Dermagraft Joint Venture, as well as support of clinical trials for Dermagraft in the treatment of diabetic foot ulcers and for venous ulcers.

     Interest income and other was a net expense of $151,000 and net income of $304,000 in the three and six months ended June 30, 1999, respectively, as compared to income of $31,000 and $300,000 in the corresponding periods of 1998. The net expense in the three months ended June 30, 1999 reflects fees related to the early termination of a long-term lease facility (see Note 9 to the consolidated financial statements). Except for these fees, the increases in the 1999 periods were due primarily to higher average cash balances during 1999 and a decline in Smith & Nephew's share of the earnings of a jointly-owned, consolidated subsidiary (see Note 1 to the consolidated financial statements).

Liquidity and Capital Resources
-------------------------------

     As of June 30, 1999, the Company had available working capital of $6,071,000, a decrease of $14,371,000 from December 31, 1998. The decrease reflects the transfer of a loan from Smith & Nephew from long-term to current (see Note 5 to the consolidated financial statements), the use of working capital to support operations and the net investment in the Company's joint ventures with Smith & Nephew, partially offset by the $15 million payment received in January 1999 associated with the expansion of the Dermagraft Joint Venture (see Note 2 to the consolidated financial statements). Capital expenditures and patent application costs were $570,000 and $210,000, respectively, during the first half of 1999. The Company expects to continue to use working capital as it incurs substantial research and development expenses, additional costs in support of clinical trials, general and administrative costs in support of product commercialization, expenditures for capital equipment and patents, and in support of the Dermagraft and Cartilage Joint Ventures and its strategic alliance with Inamed. These uses of working capital are expected to be only partially offset by revenues received from the Dermagraft and Cartilage Joint Ventures with Smith & Nephew and from the Inamed alliance.

     In addition to available working capital, under the agreement with Inamed, Inamed has agreed to make Advanced Tissue Sciences a series of payments totaling $6 million, including $3 million to purchase Advanced

Tissue Sciences' common stock.  A payment of $2 million was received in May
1999 and is reflected in the accompanying consolidated balance sheet, $3 million was subsequently received in July 1999 and $1 million remains due before the end of 1999. Further, if Inamed exercises the option to license the additional two indications, Advanced Tissue Sciences will also be entitled to receive another $4 million in 1999. See Note 2 to the consolidated financial statements.

     The Company has also entered into an equity line with an investor group which could provide up to $50 million in funding through the sale of Common Stock pursuant to drawings made from time to time by the Company. Subject to certain conditions, the equity line is available through February 2000. Any drawing by the Company under the equity line may not exceed $15 million and, in any event, the investor group may, in its sole discretion, refuse to fund any drawing if such drawing, when aggregated with other drawings within the preceding three months and other Company securities held by the investor group, would result in the investor group owning more than 4.9% of the outstanding shares of common stock. Any shares sold under the equity line will be sold at a 5% discount to the average low trading price of the Company's common stock over a specified period as determined by market volume. A drawing cannot be made during the pricing period for an earlier drawing under the equity line. In addition, the Company may not effect a drawing under the equity line if the common stock is trading at less than $2 per share, trading of the common stock on the Nasdaq National Market has been suspended or the common stock has been delisted from the Nasdaq National Market, or there is not in effect a registration statement under the Securities Act of 1933 covering the issuance and resale of the common stock to be issued pursuant to the drawing. Subject to these conditions, any decision to draw any funds under the equity line and the timing of any such draw are solely at the Company's discretion.

     The Company currently believes it has sufficient funds, including those available under the equity line, from available borrowings and through its strategic alliances, to support its operations through 1999. The Company has notified the holders of its Convertible Series B Preferred Stock that it will redeem for cash at 105% of liquidation value any preferred share submitted for conversion at a conversion price at or below $3.58 per share through September 30, 1999 (see Note 6 to the consolidated financial statements). If all of the outstanding shares of Series B Preferred Stock were submitted for conversion during this period, the Company could be required to use approximately $5.4 million to redeem such shares. In July 1999, the Company filed a registration statement with the Securities and Exchange Commission for an offering of 5,000,000 shares of common stock (see Note 11 to the consolidated financial statements). These shares are being offered directly and there can be no assurance the Company will successfully complete this offering. Further sources of funds which the Company may pursue include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. There can be no assurance that funds from these sources or those outlined above will be available when needed or on terms favorable to the Company, under existing arrangements or otherwise, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

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

Financial Condition
-------------------

     Cash, cash equivalents and short-term investments as of June 30, 1999 decreased by $1,088,000 as compared to December 31, 1998 principally reflecting the use of cash to fund operations, to support the Dermagraft and Cartilage Joint Ventures, for capital expenditures and the payment of debt, substantially offset by the $15 million payment in January 1999 associated with the expansion of the Dermagraft Joint Venture and the $2 million payment received in May 1999 from Inamed for license fees and the purchase of common stock (see Note 2 to the consolidated financial statements). Accrued expenses at June 30, 1999 increased from year end 1998 as a result of accruals for clinical studies and rent. The current portion of long-term debt at June 30, 1999 has increased from December 31, 1998 reflecting the fact that the Cartilage loan from Smith & Nephew is due and payable in June 2000 (see Note 5 to the consolidated financial statements). Deferred revenue as of June 30, 1999 reflects the portion of the $15 million payment related to the expansion of the Dermagraft Joint Venture and a $1 million payment related to the Inamed licensing agreement yet to be recognized (see Notes 1 and 2 to the consolidated financial statements). Long-term debt has decreased significantly in 1999 as the Dermagraft loan from Smith & Nephew was converted to equity and Cartilage loan discussed above has been transferred to current liabilities (see Note 5 to the consolidated financial statements). Preferred stock as of June 30, 1999 reflects the private placement of the Convertible Series B Preferred Stock in July 1998 less conversions (see Note 6 to the consolidated financial statements).

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

     In response to the risks presented by the Y2K issue, the Company developed and is implementing a Y2K compliance plan. The Company has approached the Y2K issue in two specific phases. Phase I involves the review and analysis of computer systems, software products, equipment and vendor relationships considered critical to the Company's operations. Phase II involves the review and analysis of computer systems, software products, equipment and vendor relationships not considered critical to the Company's operations. In both phases, qualified independent consultants are being utilized to achieve compliance goals. The Company currently estimates that the cost of Phase I and II activities to be less than $200,000, respectively, exclusive of internal manpower costs. These costs are primarily for consulting services and equipment upgrades and are not material to the Company's financial condition or results of operations.

     With respect to Phase I, all required system modifications have been made to computer servers, operating systems and telecommunication network equipment. The Company has identified several pieces of manufacturing and laboratory equipment and facility access control systems that are being upgraded. The cost of these upgrades is included in the cost estimate for Phase I presented above. The Company believes that all significant Y2K problems relating to computer systems, product software and vendor relationships considered critical to the Company's operations have been identified and specific plans are in place to assure Y2K compliance thus reducing the risk of a critical Y2K failure or error.

     In Phase II, the Company has identified approximately 150 non-critical items to be tested for Y2K compliance, and will need to assess approximately 260 vendor relationships. While these systems and relationships are not considered critical to the Company's business operations, every reasonable effort has been made to identify and correct those that are not Y2K compliant. The Company is in the process of completing its review and testing of these systems and vendors.

     The Company expects to complete its formal contingency plan relative to
undetected Y2K problems prior to December 1999.   At the current time, there
does not appear to be any critical piece of equipment for which backup cannot be provided. The worst case scenario would likely involve adding additional short-term labor to perform repetitive manufacturing tasks. There could also be some incremental costs of replacing current testing capabilities if the Company's on-site test equipment should fail. While these extra costs have not yet been estimated, they would not be expected to have a material impact on the Company's financial condition or operating results.

     The foregoing Y2K discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including, without limitation, estimated costs and timelines to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant Y2K issues, results of Y2K testing, adequate resolution of Y2K issues by third-party vendors and suppliers of goods and services to the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. In addition, there can be no assurance the Company will identify all the Y2K issues or that, once identified, the actions undertaken by the Company will be adequate to resolve the issues.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at June 30, 1999.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 2 - CHANGE IN SECURITIES

On May 17, 1999, as part of an agreement between the Company and Inamed Corporation, the Company sold 165,975 shares of Advanced Tissue Sciences' common stock pursuant to Regulation D under the Securities Act of 1933 ("Regulation D") to Inamed for $1 million or approximately $6.03 per share. As part of this stock purchase Inamed Corporation also received five-year warrants to purchase up to 100,000 shares of common stock at approximately $12.05 per share. The foregoing summary is qualified in its entirety by reference to the Company's Current Report on Form 8-K dated May 10, 1999 and the exhibit attached thereto.

On June 18, 1999, 2,800,595 shares of Advanced Tissue Sciences' common stock were issued to Smith & Nephew SNATS, Inc. pursuant to Regulation D as payment of a $10 million loan plus accrued interest of $804,000. The conversion price was approximately $3.86 per share.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 25, 1999. During the Annual Meeting, the stockholders elected the following nominees to the Company's Board of Directors to serve for the term of one year or until their successors have been elected and qualified. The votes of the stockholders for each of the director nominees was as follows:

            Nominee                       In Favor        Withheld
   ------------------------             ------------    ------------

    Arthur J. Benvenuto                  38,852,371       493,003
    Dr. Gail K. Naughton                 38,871,371       474,003
    Jerome E. Groopman, M.D.             38,924,501       420,873
    Jack L. Heckel                       38,814,311       531,063
    Ronald L. Nelson                     38,833,507       511,867
    Dayton Ogden                         38,825,257       520,117
    David S. Tappan, Jr.                 38,808,757       536,617
    Dr. Gail R. Wilensky                 38,905,362       440,012

     The stockholders also approved the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1999 with 38,898,353 shares in favor of the proposal, 226,764 shares opposed and 220,257 shares abstaining.

     Broker non-voting did not occur with regard to either of the above matters brought before the Annual Meeting.

ITEM 5 - FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business and the businesses of our subsidiaries. You should also consider the other information described in this report.

RISKS RELATED TO OUR BUSINESS
-----------------------------

OUR PRODUCTS MAY NOT SUCCESSFULLY COMPLETE CLINICAL TRIALS REQUIRED FOR COMMERCIALIZATION.

     We believe that our profitability and growth over the next several years will depend in large part upon broad market acceptance of Dermagraft for the treatment of diabetic foot ulcers and, to a lesser extent, of TransCyte in the United States and the key international markets targeted by Smith & Nephew. Early in 1998, an FDA Advisory Panel recommended the FDA approve Dermagraft for marketing in the United States for the treatment of diabetic foot ulcers. The Advisory Panel's recommendation included certain conditions we would have needed to satisfy after the commercial introduction of Dermagraft.

     However, in June 1998, the FDA requested we complete an additional controlled clinical trial to support our application for approval to market Dermagraft for the treatment of diabetic foot ulcers. We are currently conducting this additional pivotal clinical trial. Commercial introduction within the United States is subject to successful completion of the additional clinical trial. Assuming successful completion of the clinical trial, we will still need to apply and receive FDA approval before we can market Dermagraft for the treatment of diabetic foot ulcers in the United States.

     We have received FDA approval to market TransCyte for first and second degree burns and have been marketing that product since March 1997. Internationally, the Dermagraft Joint Venture is selling Dermagraft for diabetic foot ulcers and TransCyte for burns as allowed under regulatory requirements or as we receive regulatory approvals. Accordingly, the commercial acceptance of Dermagraft for the treatment of diabetic foot ulcers has not been tested in the United States, and both Dermagraft and TransCyte have only been marketed and sold for a limited period of time.

     Substantially all of our products under development and many of the additional applications of our existing products will require successful clinical trials to support the regulatory approvals required before our products can be commercialized.

WE WILL NEED ADDITIONAL FUNDS TO SUPPORT OPERATIONS. IF WE ARE UNABLE TO OBTAIN THEM, WE WOULD HAVE TO REDUCE OR CEASE OPERATIONS, OR ATTEMPT TO SELL SOME OR ALL OF OPERATIONS OR TO MERGE WITH ANOTHER ENTITY.

     The further development of our technology and products as well as any further development of manufacturing capabilities or the establishment of additional sales, marketing and distribution capabilities will require the commitment of substantial funds. Our existing working capital will not be sufficient to meet our needs. Potential sources of additional funds include payments from our alliances with Smith & Nephew and Inamed Corporation, our borrowing capacity under the cartilage joint venture with Smith & Nephew, and our access to funds under an equity line. In addition, we may pursue additional public or private offerings of debt or equity securities or other means. We could also acquire additional funding through collaborative arrangements or the extension of existing arrangements. With the equity line, we believe such sources of funds will be sufficient to meet our present operating and capital requirements for at least the next twelve months.

     We cannot provide assurance that we will satisfy the milestones for additional funds under the joint ventures with Smith & Nephew or the Inamed alliance. We also cannot provide assurance that adequate funds will be available under other existing or future arrangements when such funds are needed or, if available, on terms acceptable to us. In certain circumstances, funds under the equity line could be limited or, in some cases, completely unavailable. Limitations on the equity line include:

     -  any draw by us under the equity line may not exceed $15 million;

     - draws by us within any three-month period cannot exceed 4.9% of the outstanding shares of our common stock;

     - the investor group does not have to accept any draw which would result in such group owning more than 4.9% of the outstanding shares of our common stock; and

     - we cannot draw against the equity line during the pricing period for an earlier draw.

     In addition, we may not effect a drawing under the equity line if:

     -  our common stock is trading at less than $2 per share;

     - trading of our common stock on the Nasdaq National Market has been suspended;

     -  our common stock has been delisted from the Nasdaq National Market; or

     - we do not have in effect a registration statement under the Securities Act of 1933 covering the issuance and resale of the common stock to be issued pursuant to the draw.

     Insufficient funds may require us to delay, scale back or eliminate certain of our research and product development programs or that we license third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves or that we attempt to merge with another entity.

OUR PRODUCTS MAY NOT ACHIEVE THE MARKET ACCEPTANCE REQUIRED FOR SUCCESSFUL COMMERCIALIZATION.

     Our products are based on new and innovative technologies and we cannot provide assurance that either the medical community or the general population will broadly accept such products as alternatives to existing methods of treatment. The acceptance of our products may be adversely affected by:

     -  their respective cost;

     -  concerns related to efficacy;

     -  the effectiveness of alternative methods of treatment; and

     -  the insufficiency of third-party reimbursement.

     Any future reported adverse events or other unfavorable publicity involving patient outcomes from the use of our products could also adversely affect acceptance of our products. Both we and Smith & Nephew have limited direct experience marketing or obtaining third-party reimbursement for these types of products.

WE RELY ON THIRD PARTIES TO MARKET AND SELL OUR PRODUCTS AND THOSE THIRD PARTIES MAY NOT PERFORM SUCCESSFULLY.

     We are relying on Smith & Nephew and others to market our products both domestically and internationally. Our success in generating market acceptance of Dermagraft and TransCyte will depend on the marketing efforts of Smith & Nephew. We cannot control the amount and timing of resources that Smith & Nephew or others may devote to marketing and selling our skin products. We cannot assure Smith & Nephew will perform its obligations under the Dermagraft Joint Venture as expected. Our failure to achieve broad acceptance of Dermagraft for the treatment of diabetic foot ulcers and, to a lesser extent, TransCyte for burn care, would have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE NOT ABLE TO CONTROL THE AMOUNT AND TIMING OF RESOURCES OUR CURRENT AND FUTURE COLLABORATORS DEVOTE TO OUR PROGRAMS OR POTENTIAL PRODUCTS, THEN OUR PRODUCT DEVELOPMENT COULD BE DELAYED OR TERMINATED. THIS WOULD ADVERSELY AFFECT OUR BUSINESS.

     We are particularly dependent on Smith & Nephew with respect to the Dermagraft and the cartilage joint ventures. The amount and timing of resources to be devoted to such performance are not within our control, and we cannot assure that Smith & Nephew will perform its obligations as expected. The Dermagraft and cartilage joint ventures would be materially and adversely affected if Smith & Nephew had a strategic shift in its business focus. In addition, the Dermagraft and cartilage joint venture agreements provide that they may be terminated prior to their expiration under certain circumstances that are outside our control. A termination of such agreements, or a failure of Smith & Nephew to adequately perform its obligations thereunder, would have a material adverse effect on our ability to successfully complete the development and testing of the products covered thereby and to successfully penetrate the markets for such products. Any such event could have a material adverse effect on our business, financial condition and results of operations.

     We continually seek and consider collaborative arrangements to obtain funding for the development of our products, such as our recent alliance with Inamed Corporation. These arrangements may involve the issuance of additional equity or debt securities and marketing rights to the funding party. We may seek collaborative arrangements and separate funding for our programs which may include joint ventures, third party equity investments or other financing structures. To the extent that we choose not to or are unable to establish such arrangements, we would experience increased capital requirements to undertake research, development and marketing of our proposed products at our own expense. In addition, we may encounter significant delays in introducing our proposed products into certain markets or find that the development, manufacture or sale of our proposed products in such markets is adversely affected by the absence of such collaborative agreements.

OUR OPERATIONS ARE NOT CURRENTLY PROFITABLE.

     To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses. To June 30, 1999, we had incurred cumulative net operating losses of $228.7 million. Our ability to achieve profitability depends in part upon our ability, either independently or in collaboration with Smith & Nephew and others, to successfully manufacture and market Dermagraft and TransCyte for skin ulcers and burns. There can be no assurance that we will ever achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis.

IF OUR PRODUCTS ARE NOT EFFECTIVELY PROTECTED BY VALID, ISSUED PATENTS OR IF WE ARE NOT OTHERWISE ABLE TO PROTECT OUR PROPRIETARY INFORMATION, WE WILL NOT BE ABLE TO MAINTAIN A COMPETITIVE POSITION AND IT WOULD HARM OUR BUSINESS.

     Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on patents, trademarks, trade secrets and know-how to maintain our competitive position. We own and license over fifty United States and foreign patents. The United States patents expire at various times between 2005 and 2016.

     We cannot provide assurance that:

     -  any applications will result in issued patents;

     - any current or future issued or licensed patents, trade secrets or know-how will afford protection against competitors with similar technologies or processes,

     - any patents issued will not be infringed upon or designed around by others; or

     - others will not independently develop technologies or processes that are the same as or substantially equivalent to ours.

     We could also incur substantial costs in defending ourselves in suits brought against us on such patents or in bringing suits to protect our patents or patents we license against infringement. In addition to patent protection, we rely on trade secrets, know-how and technological advances which we seek to protect in part by confidentiality agreements with our collaborative partners, employees and consultants. We cannot provide assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently discovered by competitors.

WE DEPEND ON THIRD-PARTY SUPPLIERS TO SUPPLY THE MATERIALS NECESSARY TO MANUFACTURE OUR PRODUCTS WHICH MAY DELAY OR IMPAIR OUR ABILITY TO DEVELOP AND COMMERCIALIZE PRODUCTS ON A TIMELY AND COMPETITIVE BASIS OR ADVERSELY AFFECT OUR POTENTIAL FUTURE PROFITABILITY.

     Although most of the raw materials used in the manufacture of our Dermagraft and TransCyte products are available from more than one supplier, changes in certain critical components could cause the FDA to require us to prove equivalency of the materials or potentially to modify or perform additional clinical trials for our Dermagraft and TransCyte products, which could have the effect of restricting our ability to commercialize our products.

     The mesh framework used by us in the manufacture of Dermagraft is available under a supply agreement with only one FDA-approved manufacturing source. Similarly, the synthetic mesh framework used by us in the manufacture of TransCyte is only available under a supply agreement with a different FDA-approved manufacturing source. Because the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain component parts and packaging materials in their applications, FDA approval of a new supplier would be required if these materials become unavailable from the current supplier.

     We cannot give any assurance that interruptions in supplies for the manufacture of our Dermagraft and TransCyte products will not occur in the future or that we will not have to obtain substitute vendors for these materials. Any significant supply interruption would adversely affect our clinical trials as well as our product development and marketing programs. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could have a material adverse effect on our ability to manufacture products.

MANY OF OUR PRODUCTS ARE IN AN EARLY STAGE OF DEVELOPMENT AND MAY NEVER BE SUCCESSFULLY COMMERCIALIZED WHICH WOULD HAVE AN ADVERSE IMPACT ON YOUR INVESTMENT AND OUR BUSINESS.

     Although TransCyte has been approved for commercial sale and clinical trials are underway using Dermagraft for the treatment of diabetic foot ulcers in the United States, our other products are at earlier stages of research, development and testing. These products, including additional indications for Dermagraft and TransCyte, will require significant additional research and development, including extensive preclinical and clinical testing, and regulatory approvals prior to commercialization. In addition, even assuming successful completion of the additional Dermagraft clinical trial, we cannot provide assurance that the FDA will approve the marketing of Dermagraft.

     All of our products are subject to the risks of failure inherent in the development of products based on innovative technologies. Such risks include the possibilities that:

     - any or all of these products will be found to be unsafe or ineffective or otherwise fail to receive necessary regulatory approvals;

     -  our products are uneconomical to market;

     - third parties may hold legal rights that preclude us from marketing such products; or

     - our products fail to achieve market acceptance in light of competing technologies and products.

RISKS RELATED TO OUR INDUSTRY
-----------------------------

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION IN OUR INDUSTRY AND MAY FAIL TO RECEIVE REGULATORY APPROVAL WHICH COULD PREVENT OR DELAY THE COMMERCIALIZ-ATION OF OUR PRODUCTS.

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in manufacturing, marketing, researching and developing our products. Our preclinical studies, clinical trials, manufacturing and marketing is subject to extensive, costly and rigorous regulation by various governmental authorities in the United States and other countries. Most of our proposed products will require regulatory approval prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing as a condition of approval by the FDA and by similar authorities in foreign countries. The process of obtaining required regulatory approvals by the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product. We cannot give any assurance that any products we develop, independently or in collaboration with others, will receive the required approvals for manufacturing and marketing.

     In the United States, the FDA regulates the clinical testing, manufacture, distribution and promotion of medical devices, biologics and pharmaceuticals pursuant to the Federal Food, Drug and Cosmetic Act or the FDC Act and related regulations. Our TransCyte, Dermagraft and cartilage products are subject to regulation by the FDA as medical devices. Our other tissue replacement products, currently in various stages of development, could be regulated as medical devices, biologic products or pharmaceutical products. Legislative and regulatory initiatives concerning the regulation of tissue and organ transplants are ongoing and could possibly affect the future regulation of our tissue-engineered products. We cannot accurately predict the time frame for such action or the ultimate effect of any such initiatives on the products we are developing. Unlike submissions for medical devices, the FDA has no regulatory time limit within which it must review and act upon submissions treated as biologics. As a result, the time period for final action often takes several years from submission, usually exceeding that expected for a device application.

     To obtain FDA approval to market medical devices that are not substantially equivalent to existing devices, the FDA requires proof of safety and efficacy in human clinical trials. Clinical trials are performed under an Investigational Device Exemption or an IDE. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the FDA approves an IDE application, human clinical trials may begin. If the results of these trials are satisfactory, they are accumulated and submitted to the FDA in support of an application for approval to market the product. The FDA must give prior approval or clearance before commercial distribution of medical devices in the United States.

     The application for approval for marketing of a medical device must be supported by extensive data, including preclinical and human clinical trial data, to prove the safety and efficacy of the device. The application contains information about the device and its components including, among other things, manufacturing, labeling and promotion. By regulation, the FDA has 180 days to review the application. During that time an advisory panel may evaluate the application and provide recommendations to the FDA. While the FDA has responded to applications within the allotted time period, reviews more often occur over a significantly protracted period, often twelve to thirty-six months. A number of devices for which companies have submitted applications were never cleared for marketing. The FDA often significantly exceeds the 180-day review time because it may need additional information or clarification of information provided. Also, based on deficiencies in the application or its interpretation of the information provided, the FDA may determine that additional clinical trials are required. The process is lengthy and expensive and we cannot give any assurance that we will obtain FDA approval for the marketing of our products.

     If the FDA's evaluation of the application for marketing is favorable, the FDA typically issues a letter requiring the applicant's agreement to specific conditions (e.g., changes in labeling) or specific additional information to secure final approval. Once the requirements are satisfied, the FDA will issue an approval for marketing the device for specific indications, which can be more limited than those originally sought by the manufacturer. It can also include post-approval conditions that the FDA believes are necessary to ensure the safety and effectiveness of the device. These may include restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in adverse enforcement action, including the loss or withdrawal of the approval. Even after approval, a new application or a supplement is required if there is a modification to the device, its labeling or its manufacturing process.

     FDA regulations also require a manufacturer to inform the FDA whenever there is reasonable evidence to suggest that one of its devices may have caused or contributed to death or serious injury, or where one of its devices malfunctions and, if the malfunction were to recur, the device would be likely to cause or contribute to a death or serious injury.

     In December 1996, we submitted an application requesting approval of Dermagraft for the treatment of diabetic foot ulcers. In February 1997, the FDA accepted the application for filing. We based the submission on the results of a pivotal clinical trial from patients receiving Dermagraft within a therapeutic range identified retrospectively from the trial. Patients receiving Dermagraft within the therapeutic range represented a majority but not all the evaluable patients in the trial. We believe the data from patients receiving Dermagraft within the therapeutic range demonstrate a statistically significant improvement in complete healing at twelve and thirty-two weeks. For all evaluable patients, although statistical significance was not seen at twelve weeks in the pivotal clinical trial, a statistically significant improvement in complete healing as compared to the control treatment was seen at thirty-two weeks.

     In January 1998, the General and Plastic Surgery Devices Panel of the Medical Devices Advisory Committee to the FDA recommended that the FDA approve Dermagraft for the treatment of diabetic foot ulcers in the United States. The recommendation included conditions that we perform a post-marketing study to confirm product efficacy at twelve weeks and provide physician training. During the advisory panel meeting, certain panel members and representatives of the FDA raised questions and concerns regarding the use and nature of the retrospective analyses we perform in identifying the therapeutic range. Nevertheless, the advisory panel recommended approval of the product by a vote of seven to two. One of the dissenting panel members voted against the recommendation on the grounds that a post-marketing study was too burdensome.

     After the advisory panel meeting, the FDA continued to raise concerns about approving our application based on our retrospective efficacy analysis of the twelve week data and the use of a post-marketing study to confirm efficacy at twelve weeks. In June 1998, the FDA indicated the marketing application was not approvable without supportive data from an additional clinical trial. We are currently conducting the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers as requested by the FDA.

     We have constructed a commercial manufacturing facility for our TransCyte and Dermagraft products. This facility must be registered, inspected, and licensed by various regulatory authorities, including the California Department of Health and Human Services. The facility also must comply with the FDA's regulations for quality systems, which elaborate testing, control, documentation and other quality assurance procedures. The manufacturing facility was initially inspected and found to be satisfactory by the FDA in 1996, prior to the approval of TransCyte for the treatment of full-thickness burns. After inspecting the manufacturing facility early in 1998 in conjunction with our application for the approval of Dermagraft for the treatment of diabetic foot ulcers, the FDA notified us of numerous objectionable conditions under a Form FDA 483 list of observations. These observations concerned our manufacturing processes and systems for Dermagraft and TransCyte. In March 1998, the FDA issued a warning letter requiring us to investigate and correct the conditions identified by the FDA. In September 1998, we successfully completed a reinspection by the FDA of our manufacturing facility and quality systems.

     In general, if as a result of FDA inspections, adverse event reports or information derived from any other source, the FDA believes we are not in compliance with laws or regulations or that our products pose a significant health risk, the FDA can take the following actions:

     -  refuse to approve pending applications for marketing;

     -  withdraw previously approved applications for marketing;

     -  require notification to users regarding risks;

     -  request corrective labeling, promotional or advertising materials;

     -  issue warning letters;

     - require companies to temporarily suspend marketing or undertake product recalls;

     -  impose civil penalties; or

     - institute legal proceedings to detain or seize products, enjoin future violations, or seek criminal penalties against us, our officers or employees.

The FDA may not impose civil penalties unless the violations involve a significant or knowing departure from the requirements of the FDC Act or a risk to public health. The FDA provides manufacturers with an opportunity to be heard prior to the assessment of civil penalties. If the FDA imposes civil penalties, judicial review is available.

     With respect to the manufacture of products for which approval is granted, we will be subject to routine inspection by the FDA and certain state agencies, including the California Department of Health and Human Services, for compliance with quality regulations, adverse event reporting requirements, and other applicable regulations. Congress has also approved the Food and Drug Administration Modernization Act of 1997 or the Modernization Act. The Modernization Act makes changes to the device provisions of the FDC Act, and other provisions in the Modernization Act affect the regulation of devices. Among other things, the changes affect:

     -  FDA approval processes;

     -  device standards and data requirements;

     -  procedures relating to humanitarian and breakthrough devices;

     -  tracking and post-market surveillance;

     -  accredited third party review; and

     -  the dissemination of off label information.

     We cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of our products. We cannot give any assurance that we will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon our business, financial condition or results of operations.

     Although the FDA has classified TransCyte as a medical device, the State of California and the State of New York have notified us that we must register as a tissue bank in order to manufacture or distribute TransCyte in those states. Although many states do not regulate tissue banks, there are certain other states besides California and New York that do. Such states could take a position similar to California and New York with regard to the regulatory status of TransCyte. In June 1997, we submitted a request to the FDA for an advisory opinion that the FDA's regulation of this product as a medical device preempts New York from regulating it as human tissue under a different licensing scheme. Both New York and California have provided written submissions to the FDA urging the agency to deny our request. To date, the FDA has not ruled. If states are permitted to regulate TransCyte as a human tissue, we and our customers could be subjected to a costly new layer of regulation. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. We are currently distributing TransCyte in the State of New York under a provisional tissue banking license. Due to the similarities of the products, regulations applicable to TransCyte are also expected to apply to our Dermagraft product as well.

     Whether regulated by the FDA as a medical device or biologic, or otherwise by any state or foreign authorities, the approval process for all of our products is expensive and time consuming. We cannot give any assurance that the FDA or any regulatory agency will grant its approval. The inability to obtain, or delays in obtaining, such approvals would adversely affect our ability to commence marketing therapeutic applications of our technology. We cannot give any assurance that we will have sufficient resources to complete the required testing and regulatory review processes. Furthermore, we are unable to predict the extent of adverse governmental regulation which might arise from future United States or foreign legislative or administrative action. In addition, any products we distribute pursuant to the above authorizations are subject to pervasive and continuing regulation by the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission.

     Our research and development activities and operations involve the controlled use of small quantities of radioactive compounds, chemical solvents and other hazardous materials. In addition, our business involves the growth of human tissues. We believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations. However, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result. This liability could have a material adverse effect on our business, financial condition and results of operations.

     We also are subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices. Although we believe we are in compliance with these laws and regulations in all material respects, we cannot give any assurance that we will not be required to incur significant costs to comply with such laws or regulations in the future.

HEALTHCARE REFORM MEASURES AND REIMBURSEMENT PROCEDURES ARE UNCERTAIN AND MAY ADVERSELY IMPACT THE COMMERCIALIZATION OF OUR PRODUCTS.

     Our ability to commercialize products successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. In the United States, government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA. In some cases, such payors may refuse to provide any coverage for uses of approved products for indications that the FDA has not granted marketing approval. Initiatives to reform healthcare delivery are increasing these cost containment efforts. As managed care organizations continue to expand as a means of containing healthcare costs, we believe there may be attempts by such organizations to restrict the use of, delay authorization to use, or limit coverage and the level of reimbursement for, new products, such as those being developed and commercialized by us, pending completion of cost/benefit analyses of such products by those managed care organizations. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

     We have supported health economics studies and research and have developed cost offset or cost-effectiveness models with respect to our TransCyte and Dermagraft products in an effort to help obtain appropriate and adequate third party coverage and reimbursement for these products. However, these products are novel and as such are subject to inherent uncertainty in the area of reimbursement. We cannot provide assurance that adequate government or private payor coverage or levels of reimbursement will be available for any of our products or that we will be able to maintain price levels sufficient for the realization of an appropriate return on our investment in such products. Failure to obtain sufficient coverage and reimbursement levels for uses of our products could have a material adverse effect on the market acceptance of such products and our business, financial condition and results of operations.

     In connection with its review of our application for approval of Dermagraft in the treatment of diabetic foot ulcers, the FDA has approved our application for a Treatment Investigational Device Exemption or a "Treatment IDE." The Treatment IDE is a new regulatory provision for devices that permits companies to make available promising new products under an agreed protocol to patients with serious diseases for which there is no satisfactory alternative. Under a Treatment IDE, companies are allowed to recover manufacturing and distribution costs. We cannot provide assurance, however, that we will be successful in obtaining reimbursement under the Treatment IDE.

WE FACE INTENSE COMPETITION IN OUR INDUSTRY, WHICH COULD RENDER OUR POTENTIAL PRODUCTS LESS COMPETITIVE OR OBSOLETE AND COULD HARM OUR COMPETITIVE POSITION.

     The biomedical technology industry is subject to rapid, unpredictable and significant technological change. Competition from universities, research institutions and pharmaceutical, chemical and biotechnology companies is intense. Many competitors or potential competitors have greater financial resources, research and development capabilities and manufacturing and marketing experience than we do. In general, the first biomedical product to be commercialized for a particular therapeutic indication is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we can develop products, complete clinical trials, obtain regulatory approvals and develop commercial manufacturing capability may affect our competitive position. Our ability to attract and retain qualified scientific, manufacturing, marketing and other personnel, obtain and maintain patent protection and secure funding are also key competitive factors for our business.

     In the field of tissue engineering and the treatment of damaged or diseased tissue, we compete with several companies that are developing various tissue replacement products, including skin substitutes and cultured cartilage. In addition, we are aware of a number of biotechnology, pharmaceutical, medical device and chemical companies that are developing other types of products as alternatives to tissue replacement for a variety of indications, including burns and chronic skin ulcers. These treatments employ a variety of approaches such as growth factors, tri-peptides and completely synthetic materials.

     In the area of burns, we compete primarily with cadaver skin or porcine tissue. We are also aware of several companies that have developed technologies involving processed cadaver skin used as a dermal replacement, such as LifeCell Corporation, or sheets of epidermis grown from the patient's own skin, such as Genzyme Tissue Repair and Cell Culture Technology. Integra Life Sciences or Integra has Integra Artificial Skin consisting of a bovine or animal-derived matrix with a synthetic covering, for the treatment of burn wounds. In June 1999, Integra announced that Johnson & Johnson Medical obtained worldwide exclusive marketing and sales rights, excluding Japan, to Integra Artificial Skin. In addition, we are aware that Ortec International, Inc. has completed a pilot clinical trial with its composite cultured skin product, consisting of two types of skin cells, fibroblasts and keratinocytes, on a bovine or animal-derived collagen sponge, for the treatment of burn wounds. Several other companies are also developing or plan to develop growth factors as a treatment for second degree or small first degree burns.

     In the area of diabetic foot ulcers, Chiron Corporation and the Ortho-McNeil division of Johnson & Johnson have received FDA approval and are marketing a platelet-derived growth factor for the treatment of diabetic foot ulcers. In addition, Organogenesis, Inc. has completed clinical trials for the use of Apligraf, a product using cultured human cells seeded onto an animal-derived (bovine) matrix, for the treatment of diabetic foot ulcers.

Organogenesis received FDA approval to market Apligraf in the treatment of venous ulcers or "leg ulcers" in May 1998. Organogenesis has also entered into an alliance with Novartis Pharma AG for the marketing of Apligraf.

     With respect to cartilage repair, Genzyme Tissue Repair is currently selling a service to process a patient's own cartilage cells as a treatment for defects in the knee. We are also aware that Integra and Osiris Therapeutics, Inc. are engaged in research on cultured cartilage products. We are not aware of any competitor that is developing an off-the-shelf, human cartilage tissue.

     We believe that our tissue-engineered products may have many attributes that differentiate them from other competitor's products, including the fact that our products are human-based tissue products designed to be available "off-the-shelf" to the end-users. However, other factors such as our ability to secure regulatory approval for our products, to implement production and marketing plans, and to secure adequate capital resources will also impact our competitive position. In addition, for all of our products, we expect to compete primarily on:

     -  the uniqueness of our technology and product features;

     -  on the quality and cost-effectiveness of our products; and

     -  on the timing of commercial introduction.

     We cannot provide assurance we will have the resources to compete successfully or that competition will not adversely affect our results of operations or ability to successfully market our products.

IF WE ARE NOT ABLE TO ATTRACT AND RETAIN KEY PERSONNEL AND ADVISORS, IT MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN FINANCING OR DEVELOP OUR PRODUCTS.

     Our success will depend in large part upon our ability to attract and retain qualified scientific, administrative and management personnel as well as the continued contributions of our existing senior management and scientific and technical personnel. We face strong competition for such personnel and we cannot give any assurance that we will be able to attract or retain such individuals. In particular, if we lose the services of either Arthur J. Benvenuto, our Chairman and Chief Executive Officer, or Dr. Gail K. Naughton, our President and Chief Operating Officer, it will have a material adverse effect on our business.

OUR STOCK PRICE IS SUBJECT TO SIGNIFICANT FLUCTUATIONS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO RAISE ADDITIONAL CAPITAL WHICH COULD IN TURN DELAY COMMERCIALIZATION OF OUR PRODUCTS.

     The market price of our common stock, like that of the securities of other biotechnology companies, has fluctuated significantly in recent years and is likely to fluctuate in the future. From time to time, the market for securities of biotechnology companies has in fact experienced significant price and volume fluctuations that are often unrelated to the operating performance of such companies. The market price of our common stock may be affected by announcements regarding:

     -  the results of research or scientific discoveries by us or others;

     -  progress or the results of preclinical and clinical trials;

     -  new technological innovations;

     -  the approval and commercialization of products;

     -  changes in government regulation;

     -  developments concerning rights;

     -  litigation and related developments; or

     -  public perception regarding the safety of our products.

     Fluctuations in our financial performance from period to period, the issuance of analysts' reports and general market conditions also may have a significant impact on the market price of our common stock.

IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, IT MAY RESULT IN REDUCED DEMAND FOR OUR PRODUCTS OR DAMAGES THAT EXCEED OUR INSURANCE LIMITATIONS.

     The use of any of our products, whether for commercial applications or during clinical trials, exposes us to an inherent risk of product liability claims in the event such products cause injury, disease or result in adverse effects. Such liability might result from claims made directly by healthcare institutions, contract laboratories or others selling or using such products.
We currently maintain product liability insurance coverage; however, such insurance coverage might not be sufficient to fully cover any potential claims. Such insurance can be expensive and difficult to obtain. We cannot provide assurance that adequate insurance coverage will be available in the future at an acceptable cost, if at all, or in sufficient amounts to protect us against any such liability. Any product liability claim in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

     Our tissue repair and transplantation products are complex and must be manufactured under well-controlled and sterile conditions, in addition to meeting strict product release criteria. Any manufacturing errors or defects, or uncorrected impurity or variation in a raw material, either unknown or undetected by us, could affect the quality and safety of our products. If any of the defects were material, we could be required to undertake a market withdrawal or recall of the affected products. We cannot provide assurance a product recall or withdrawal will not occur. The cost of a market withdrawal or product recall could be significant and could have a material adverse effect on our business, financial condition and results of operations.

IF WE FAIL TO BE YEAR 2000 OR "Y2K" COMPLIANT IT COULD HARM OUR BUSINESS.

     The Y2K issue is a situation that results from computer systems and software products being coded using two digits rather than four to define the applicable year. Our computer systems and software products utilize embedded technology that is time-sensitive and may recognize a date as the year 1900 rather than the year 2000 which could cause computer system failures and errors leading to a disruption of our business operations. The Y2K issue could affect not only our operations but also the operations of our business partners, customers, suppliers and regulatory agencies among others. For a further discussion see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS RELATED TO FINANCING
--------------------------

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD LOWER OUR STOCK PRICE AND IMPAIR OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

     The market price of our Common Stock could drop due to sales of a large number of shares of our Common Stock or the perception that these sales could occur. Such sales also might make it more difficult for us to sell equity securities in the future at a price that we deem appropriate.

OUR CHARTER DOCUMENTS AND STOCKHOLDER RIGHTS PLAN MAY PREVENT TRANSACTIONS THAT COULD BE BENEFICIAL TO YOU.

     Our stockholder rights plan and provisions in our certificate of incorporation and bylaws may discourage transactions involving an actual or potential change in our ownership, including transactions in which you might otherwise receive a premium for your shares over the then-current market prices. These provisions also may limit our stockholder's ability to approve transactions that they deem to be in their best interest. In addition, our Board of Directors may issue shares of preferred stock without any further action by stockholders. Such issuances may have the effect of delaying or preventing a change in our ownership.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

 Exhibit
   No.              Title                             Method of Filing
 -------            -----                             ----------------

   3.1     Restated Certificate of Incorporation   Incorporated by Reference
           of Advanced Tissue Sciences, Inc.       to Exhibit 3.1 to the
           as in effect on February 16, 1999       Registrant's Annual Report
                                                   on Form 10-K for the Year
                                                   Ended December 31, 1998

   3.2     Restated By-Laws of the Registrant      Incorporated by Reference
           Dated September 17, 1991                to Exhibit 3 to the
                                                   Registrant's Form 10-Q for
                                                   the Quarter Ended
                                                   October 31, 1991

   3.3     Certificate of Designations,            Incorporated by Reference
           Preferences and Rights of Series B      to Exhibit 3.1 to the
           Convertible Preferred Stock of          Registrant's Current Report
           Advanced Tissue Sciences, Inc.          on Form 8-K dated
                                                   July 10, 1998

  10.1*    Heads of Agreement between Advanced     Incorporated by Reference
           Tissue Sciences, Inc. and INAMED        to Exhibit 10.1 to the
           Corporation Dated May 10, 1999          Registrant's Current Report
                                                   on Form 8-K dated
                                                   May 10, 1999

   27      Financial Data Schedule                 Filed With Electronic Copy
                                                   Only
__________
* The Company has requested confidential treatment with respect to certain portions of this document.


   (b)  Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated May 10, 1999 under Item 5 reporting that the Company and Inamed Corporation ("Inamed") entered into a binding letter of intent for a strategic alliance for the development and marketing of several of Advanced Tissue Sciences' human-based, tissue-engineered products for aesthetic and certain reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell tissue engineered products for use in cosmetic surgery, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction. In addition, Inamed also received an option to license rights to use extracellular matrix, including human collagen, from Advanced Tissue Sciences' three-dimensional culture system for soft tissue augmentation (wrinkles and cosmetic correction) and as a bulking agent for the treatment of urinary incontinence.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ADVANCED TISSUE SCIENCES, INC.


Date:  August 13, 1999                        /s/ Arthur J. Benvenuto
       ---------------                       -------------------------------
                                             Arthur J. Benvenuto
                                             Chairman of the Board and
                                             Chief Executive Officer


Date:  August 13, 1999                       /s/ Michael V. Swanson
       ---------------                      --------------------------------
                                            Michael V. Swanson
                                            Senior Vice President and
                                            Chief Financial Officer