Form 10-Q/A
period 1999-06-30
ADVANCED TISSUE SCIENCES INC
filed 1999-08-20
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                                  -----------


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

                         ADVANCED TISSUE SCIENCES, INC.

                          FORM 10-Q/A AMENDMENT NO. 1
                      FOR THE QUARTER ENDED JUNE 30, 1999



                                      INDEX
                                      -----


Part I - Financial Information
------------------------------

                                                                       Page
                                                                      ------
 Item 1 - Financial Statements

           Introduction to the Financial Statements                      1

           Consolidated Balance Sheets -
             June 30, 1999 and December 31, 1998                         2

           Consolidated Statements of Operations -
             Three and Six Months Ended June 30, 1999 and 1998           3

           Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1999 and 1998                     4

           Consolidated Statement of Stockholders' Equity -
             Six Months Ended June 30, 1999                              5

           Notes to the Consolidated Financial Statements               6-11

 Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        12-17

Signatures                                                              18

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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and DermEquip, L.L.C. ("DermEquip"), a limited liability company owned jointly with Smith & Nephew. DermEquip is a special purpose entity established to finance an expansion of the Company's manufacturing facility. All intercompany accounts and transactions have been eliminated. The Company's other interests in joint ventures with Smith & Nephew are accounted for under the equity method (see
Note 2).

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

Advanced Tissue Sciences will be responsible for the funding and development of the products and the related manufacturing processes while Inamed will be responsible for clinical and regulatory activities. Advanced Tissue Sciences, or an affiliate may elect to manufacture the products developed under the agreement. Fees for licensing rights and milestone payments will be recognized into revenues as the related financial commitments for product development and manufacturing processes are incurred.

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

     Product sales to related parties reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost (see Note 2 to the consolidated financial statements). Accordingly, the Company now manufactures Dermagraft and TransCyte to meet the Dermagraft Joint Venture's forecasted requirements. As a result, sales to related parties in the three and six-month periods ended June 30, 1999 reflect costs to manufacture Dermagraft and TransCyte including period costs, while sales to related parties in the three and six-month periods ended June 30, 1998 include costs to manufacture Dermagraft and TransCyte but do not include period costs for TransCyte. As the Company sold TransCyte to third parties in 1998, TransCyte sales to the joint venture were at a price negotiated between the Company and the Dermagraft Joint Venture rather than total product costs, including period costs, as in the 1999 periods. Growth in sales in 1999 and beyond will continue to be sensitive to the Dermagraft Joint Venture's success in obtaining regulatory approvals and product reimbursement from both national healthcare systems and private insurers.

     Revenues from contracts and fees were $7,505,000 and $15,304,000 for the three and six months ended June 30, 1999, respectively, compared to $2,077,000 and $4,741,000 for the corresponding periods of 1998. These revenues are principally for research and development and other activities performed for the Dermagraft and Cartilage Joint Ventures. The increase in 1999 over the prior year periods primarily reflects the recognition of $4,417,000 and $9,367,000, respectively, in the three and six-month periods ended June 30, 1999 in revenue related to a $15 million payment received in January 1999 associated with the expansion of the Dermagraft Joint Venture. The increase in 1999 also reflects higher revenues for conducting clinical trials for Dermagraft and TransCyte of $835,000 and $1,496,000 in the three and six-month periods ended
June 30, 1999, respectively. See Notes 1 and 2 to the consolidated financial statements.

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

     Research and development expenditures increased to $3,958,000 and $8,127,000 in the three and six months ended June 30, 1999, respectively, as compared to $3,844,000 and $7,765,000 in the corresponding periods of 1998. The increase in research and development costs primarily reflects higher costs for clinical trials of $819,000 and $1,476,000, in the three and six-month periods ended June 30, 1999, respectively, and higher facilities costs of $430,000 in the six months ended June 30, 1999. These increases were partially offset by lower product development costs of $493,000 and $991,000 in the three and six-month periods ended June 30, 1999, respectively, and lower costs for sponsored research of $92,000 in the six months ended June 30, 1999.

     Selling, general and administrative costs were $2,791,000 and $6,171,000 for the three and six months ended June 30, 1999, respectively, as compared to $4,343,000 and $8,216,000 in the corresponding periods of the prior year. The decrease primarily reflects lower selling and marketing costs of $1,060,000 and $2,564,000 in the three and six-month periods ended June 30, 1999, respectively, as a result of the transfer of sales and marketing activities for TransCyte in the United States to the Dermagraft Joint Venture in October 1998. The impact of the lower selling and marketing costs was partially offset by higher facility costs of $47,000 and $762,000 and increased legal fees of $79,000 and $194,000 in the three and six-month periods ended June 30, 1999, respectively, and $110,000 in costs for a special meeting of stockholders held in February 1999 (see Note 6 to the consolidated financial statements).

     Equity in losses of joint ventures were $4,998,000 and $10,455,000 for the three and six months ended June 30, 1999, respectively, compared to $4,637,000 and $8,889,000 for the corresponding periods of 1998. These amounts represent the Company's share of losses of the Dermagraft and Cartilage Joint Ventures. The increase in 1999 losses reflects manufacturing and distribution costs associated with the transfer of sales and marketing of TransCyte in the United States to the Dermagraft Joint Venture, as discussed above, as well as support of clinical trials for Dermagraft in the treatment of diabetic foot ulcers and for venous ulcers.

     Interest income and other was a net expense of $151,000 and net income of $304,000 in the three and six months ended June 30, 1999, respectively, as compared to income of $31,000 and $300,000 in the corresponding periods of 1998. The net expense in the three months ended June 30, 1999 reflects fees related to the early termination of a long-term lease facility of approximately
$400,000 (see Note 9 to the consolidated financial statements). Except for these fees, the increases in the 1999 periods were due primarily to higher average cash balances during 1999 and a decline in Smith & Nephew's share of the earnings of a jointly-owned, consolidated subsidiary (see Note 1 to the consolidated financial statements).

Liquidity and Capital Resources
-------------------------------

     As of June 30, 1999, the Company had available working capital of $6.1 million, a decrease of $14.4 million from December 31, 1998. The decrease reflects the transfer of a $6.6 million loan from Smith & Nephew from long-term to current (see Note 5 to the consolidated financial statements), the use of $6.2 million of working capital to support operations and the net investment in the Company's joint ventures with Smith & Nephew of $10.4 million, partially offset by the $15 million payment received in January 1999 associated with the expansion of the Dermagraft Joint Venture (see Note 2 to the consolidated financial statements). Capital expenditures and patent application costs were $570,000 and $210,000, respectively, during the first half of 1999. The Company expects to continue to use working capital as it incurs substantial research and development expenses, additional costs in support of clinical trials, general and administrative costs in support of product commercialization, expenditures for capital equipment and patents, and in support of the Dermagraft and Cartilage Joint Ventures and its strategic alliance with Inamed. These uses of working capital are expected to be only partially offset by revenues received from the Dermagraft and Cartilage Joint Ventures with Smith & Nephew and from the Inamed alliance.

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

Financial Condition
-------------------

     Cash, cash equivalents and short-term investments as of June 30, 1999 decreased by $1.1 million as compared to December 31, 1998 principally reflecting the use of $6.2 million to fund operations, $10.4 million to support the Dermagraft and Cartilage Joint Ventures, $570,000 for capital expenditures and $1.4 million for the payment of debt, substantially offset by the $15 million payment in January 1999 associated with the expansion of the Dermagraft Joint Venture and the $2 million payment received in May 1999 from Inamed for license fees and the purchase of common stock (see Note 2 to the consolidated financial statements). Accrued expenses at June 30, 1999 increased by $1.2 million from year end 1998 as a result of accruals for clinical studies and rent. The current portion of long-term debt at June 30, 1999 has increased by $6.4 million from December 31, 1998 reflecting the fact that the Cartilage loan from Smith & Nephew is due and payable in June 2000 (see Note 5 to the consolidated financial statements). Deferred revenue of $6.6 million as of June 30, 1999 reflects the portion of the $15 million payment related to the expansion of the Dermagraft Joint
Venture and a $1 million payment related to the Inamed licensing agreement yet to be recognized (see Notes 1 and 2 to the consolidated financial statements). Long-term debt has decreased by $17 million in 1999 primarily as the $10 million Dermagraft loan from Smith & Nephew was converted to equity and the $6.6 million Cartilage loan discussed above has been transferred to current liabilities (see Note 5 to the consolidated financial statements). Preferred stock as of June 30, 1999 reflects the private placement of the Convertible Series B Preferred Stock in July 1998 less conversions (see Note
6 to the consolidated financial statements).

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

     In response to the risks presented by the Y2K issue, the Company developed and is implementing a Y2K compliance plan. The Company has approached the Y2K issue in two specific phases. Phase I involves the review and analysis of computer systems, software products, equipment and vendor relationships considered critical to the Company's operations. Phase II involves the review and analysis of computer systems, software products, equipment and vendor relationships not considered critical to the Company's operations. In both phases, qualified independent consultants are being utilized to achieve compliance goals. The Company currently estimates that the cost of Phase I and II activities to be less than $200,000, exclusive of internal manpower costs. These costs are primarily for consulting services and equipment upgrades and are not material to the Company's financial condition or results of operations.

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


Date:  August 20, 1999                        /s/ Arthur J. Benvenuto
       ---------------                       -------------------------------
                                             Arthur J. Benvenuto
                                             Chairman of the Board and
                                             Chief Executive Officer


Date:  August 20, 1999                       /s/ Michael V. Swanson
       ---------------                      --------------------------------
                                            Michael V. Swanson
                                            Senior Vice President and
                                            Chief Financial Officer