Form 10-K/A
period 1998-12-31
ADVANCED TISSUE SCIENCES INC
filed 1999-09-15
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1

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

                                        ADVANCED TISSUE SCIENCES, INC.



Date:  September 15, 1999              By:  /s/ Arthur J. Benvenuto
       ------------------                  -------------------------
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

     SIGNATURE                     TITLE                            DATE
     ---------                     -----                            ----


/s/ Arthur J. Benvenuto       Chairman of the Board of         September 15,
-----------------------       Directors and Chief                  1999
 Arthur J. Benvenuto          Executive Officer
                              (principal executive officer)


/s/ Dr. Gail K. Naughton      Director, President and Chief    September 15,
------------------------      Operating Officer                    1999
 Dr. Gail K. Naughton



/s/ Michael V. Swanson        Vice President, Finance and      September 15,
----------------------        Administration (principal            1999
 Michael V. Swanson           financial and accounting officer)



/s/ Jerome E. Groopman, M.D.  Director                         September 15,
----------------------------                                       1999
 Jerome E. Groopman, M.D.



/s/ Jack L. Heckel            Director                         September 15,
------------------                                                 1999
 Jack L. Heckel



/s/ Ronald L. Nelson          Director                         September 15,
--------------------                                               1999
 Ronald L. Nelson



/s/ Dayton Ogden              Director                         September 15,
----------------                                                   1999
 Dayton Ogden



/s/ David S. Tappan, Jr.      Director                         September 15,
------------------------                                           1999
 David S. Tappan, Jr.



/s/ Dr. Gail R. Wilensky      Director                         September 15,
------------------------                                           1999
 Dr. Gail R. Wilensky

                                 Index
                           -----------------

                                                                  Page
                                                               ----------

Selected Financial Data...................................        F-1
Management's Discussion and Analysis of Financial
  Condition and Results of Operations.....................    F-2 to F-8
Consolidated Financial Statements of Advanced
  Tissue Sciences, Inc.:
     Consolidated Balance Sheets as of December 31,
        1998 and 1997.....................................        F-9
     Consolidated Statements of Operations for the
        Years Ended December 31, 1998, 1997 and 1996......        F-10
     Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1998, 1997 and 1996......        F-11
     Consolidated Statements of Stockholders' Equity
        for the Years Ended December 31, 1998,
        1997 and 1996.....................................        F-12
     Notes to the Consolidated Financial Statements.......    F-13 to F-26
     Report of Ernst & Young LLP, Independent Auditors....        F-27
Combined Financial Statements of the Dermagraft
  Joint Venture:
     Combined Balance Sheets as of December 31,
        1998 and 1997.....................................        F-28
     Combined Statements of Operations for the
        Years Ended December 31, 1998 and 1997
        and for the Period April 29, 1996 (inception)
        to December 31, 1996..............................        F-29
     Combined Statements of Cash Flows for the
        Years Ended December 31, 1998 and 1997
        and for the Period April 29, 1996 (inception)
        to December 31, 1996..............................        F-30
     Combined Statements of Partners' Capital for
        the Years Ended December 31, 1998 and 1997
        and for the Period April 29, 1996 (inception)
        to December 31, 1996..............................        F-31
     Notes to the Combined Financial Statements...........    F-32 to F-34
     Report of Ernst & Young LLP, Independent Auditors....        F-35

                        SELECTED FINANCIAL DATA

     See Note 1 to the accompanying consolidated financial statements for a discussion of the basis of presentation. This summary of selected financial data should be read in conjunction with the consolidated financial statements and notes presented on pages F-9 to F-26.


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

     Product sales to related parties reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost. See Notes 3 and 17 to the consolidated financial statements. The Company manufactures Dermagraft and TransCyte to meet the Dermagraft Joint Venture's forecasted requirements for sales, marketing and clinical trials. Increased product sales to the Dermagraft Joint Venture in 1998 reflect increased manufacturing costs as discussed with respect to cost of goods sold below and the fact that commercial sales to the Dermagraft Joint Venture did not begin until the second quarter of 1997. In addition to product attributes and competition, growth in sales in 1999 and beyond will continue to be sensitive to the Dermagraft Joint Venture's success in obtaining regulatory approvals and product reimbursement from both national healthcare systems and private insurers.

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

     Revenues from contracts and fees were $8,519,000 for 1998, compared to $10,985,000 in 1997. Contract revenues decreased $2,466,000 for 1998 reflecting lower contract revenues recognized for research and development and clinical activities performed for the Dermagraft and the Cartilage Joint Ventures and for associated administrative costs. See Notes 3 and 17 to the consolidated financial statements. Future contract revenues will include costs associated with clinical trials and post-market studies of Dermagraft in venous, pressure and diabetic foot ulcers and TransCyte for full and partial-thickness burns.

     Cost of goods sold for 1998 represents the cost of the Company's TransCyte product sold domestically and the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture. Cost of goods sold in 1997 represents costs to manufacture TransCyte since its introduction in April 1997 and sales to the Dermagraft Joint Venture beginning in the second quarter of 1997. Products are being sold to the Dermagraft Joint Venture at cost to manufacture including period costs. The Company initiated production of Dermagraft in its commercial facility in January 1998 and, accordingly, cost of goods sold has reflected costs associated with that facility such as depreciation and overhead since that date. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, the Company expects to continue to incur significant costs associated with excess production capacity within its manufacturing facility. Due to the costs related to such excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. During the years ended December 31, 1998 and 1997, such write downs by the Dermagraft Joint Venture totaled $8,267,000 and $491,000, respectively. To the extent the Company does not sell such products to the Dermagraft Joint Venture, it will be required to write such inventories down to net realizable value.

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

     Equity in losses of joint ventures was $17,628,000 in 1998, as compared to $11,990,000 in 1997. These amounts represent the Company's share of the losses of the Dermagraft and Cartilage Joint Ventures. The equity in losses of joint ventures includes costs incurred by the Company and charged to the Dermagraft and Cartilage Joint Ventures totaling $9,547,000 and $5,899,000 in the years ended December 31, 1998 and 1997, respectively (see Note 17 to the consolidated financial statements). The increase in 1998 primarily reflects increased manufacturing costs and selling, general and administrative expenses in the Dermagraft Joint Venture. As the Company sells products to the Dermagraft Joint Venture at its cost to manufacture, costs of the commercial facility began to be recognized in cost of goods sold for the Dermagraft Joint Venture in January 1998. Selling, general and administrative expenses in the Dermagraft Joint Venture have increased to support the commercial introduction of Dermagraft and TransCyte in certain markets. The joint ventures' losses are expected to continue in 1999 as Dermagraft and TransCyte are commercially introduced in certain markets, as these products are manufactured in support of clinical trials and as orthopedic cartilage research and development efforts continue.

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

     The Company expects to use working capital as it continues to incur substantial research and development expenses; additional costs in support of clinical trials; selling, general and administrative costs in support of product commercialization; and additional expenditures for capital equipment and patents both directly and in support of the Dermagraft and Cartilage Joint Ventures. These increases are expected to be only partially offset by revenues received from the Dermagraft and Cartilage Joint Ventures with Smith & Nephew. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture or, to a lesser extent, the Cartilage Joint Venture, the Company would experience a substantial increase in the need for and use of its working capital to support the commercialization and manufacture of its Dermagraft and TransCyte products or the development of its orthopedic cartilage products.

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
                                                     ========      ========

These investments all mature in less than one year. There were no significant unrealized or realized gains or losses related to such securities during the years ended December 31, 1998 or 1997. Cash and cash equivalents include $2,145,000 and $1,878,000, respectively, as of December 31, 1998 and 1997 held by DermEquip. Such funds are available to support the operations of DermEquip. In January 1999, the Company received $15 million from Smith & Nephew, through the Dermagraft Joint Venture, in conjunction with the expansion of the Dermagraft Joint Venture (see Note 18).

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

During 1997, the Company and Smith & Nephew shared equally in the expenses and revenues of the joint venture. See Note 17 with respect to related party transactions with the Dermagraft Joint Venture. Under the expanded joint venture, the Company will continue to manufacture and Smith & Nephew will continue to market and sell the joint venture's products.

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue-engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The Cartilage Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew began sharing equally in Cartilage Joint Venture revenues and expenditures. See Note 17 with respect to related party transactions with the Cartilage Joint Venture.

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

In July 1998, the Company raised $25 million through a private placement of Convertible Series B Preferred Stock (the "Series B Preferred Stock") to a group of investors (the "Investors"). Subject to adjustment in certain events, the Series B Preferred Stock is convertible into Common Stock of the Company at $4.77 per share (the "Conversion Price"). The Conversion Price will be increased by one-half the amount by which the market price of the Common Stock on the date of conversion exceeds $7.96 per share, if any. Conversely, should the average daily trading price (as defined in the agreements) prior to a conversion be equal to or below $3.58 per share, the Conversion Price will be equal to such average daily trading price. The Series B Preferred Stock accrues dividends at 5% per annum. Dividends are payable quarterly in Common Stock or cash at the option of the Company beginning in the first quarter of 1999. To the extent not previously converted, the Series B Preferred Stock is, at the election of the Company, redeemable at $50,000 per share plus accrued dividends or convertible into Common Stock three years from the date of issuance subject to extension in certain circumstances. Twenty percent of the Series B
Preferred Stock is redeemable at the option of the holders on the occurrence of certain events (see Note 13). During 1998, fifty shares of the Series B Preferred Stock were converted into 1,012,394 shares of Common Stock at an average price of $2.47 per share. See Note 18 with respect to conversions of Series B Preferred Stock subsequent to the end of 1998.

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

NOTE 17 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 1998, 1997 and 1996, the Company has performed services for its Dermagraft and Cartilage Joint Ventures and has manufactured products for the Dermagraft Joint Venture to sell to customers or for use in clinical trials as described below (see Note 3). The Company has a fifty percent interest in each of the Dermagraft and Cartilage Joint Ventures.

Dermagraft Joint Venture
------------------------

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

As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing and commercializing the Company's Dermagraft and TransCyte products between the joint venture's partners, product sales to the Dermagraft Joint Venture are equal to the Company's cost of goods sold for such products including period costs (except for the period from January 1, 1997 to September 30, 1998 when the Company also sold TransCyte in the United States and, therefore, absorbed period costs related to TransCyte). Period costs reflect overhead costs related to excess production capacity and include rent, depreciation, and quality control, facilities, supplies and other such costs to support or related to the excess production capacity. Due to costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. During the years ended December 31, 1998 and 1997, such write downs by the Dermagraft Joint Venture totaled $8,267,000 and $491,000, respectively. To the extent the Company does not sell such products to the Dermagraft Joint Venture, it will be required to write such inventories down to net realizable value.

Cartilage Joint Venture
-----------------------

During the years ended December 31, 1998, 1997 and 1996, the Company recognized $2,337,000, $3,934,000 and $3,564,000, respectively, in contract revenues for research and development activities performed for the Cartilage Joint Venture.

The Company's share of the above costs incurred by the Company and charged to the Dermagraft and Cartilage Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations and totaled $9,547,000, $5,899,000 and $1,782,000 in the years ended December 31,
1998, 1997 and 1996, respectively.

NOTE 18 - SUBSEQUENT EVENTS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories are valued at the lower of cost or market using the first-in, first-out method. The Dermagraft Joint Venture, under contractual obligation, purchases product at cost, which includes period costs, from Advanced Tissue Sciences at the completion of manufacture. Period costs reflect overhead costs related to excess production capacity and include rent, depreciation and quality control, faciliites, supplies and other such costs to support or related to the excess production capacity. As cost currently exceeds market value due to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. During the years ended December 31, 1998 and 1997, such write downs totaled $8,267,000 and $491,000, respectively.

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
                                           ========         ========

Inventories are net of reserves of $213,000 and zero as of December 31, 1998 and 1997, respectively. See Note 2 with respect to the carrying value of the joint venture's inventory.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Under the joint venture agreements, Advanced Tissue Sciences is manufacturing and Smith & Nephew is selling and marketing Dermagraft and TransCyte for the Dermagraft Joint Venture (see Note 2). In addition, Advanced Tissue Sciences and Smith & Nephew are providing research, development and administrative services to the Dermagraft Joint Venture. All such expenses are reflected in the combined financial statements at their estimated cost. The Dermagraft Joint Venture also pays the partners interest on the use of their working capital in support of the joint venture's operations. The following table summarizes related party revenues and expenses for the years ended December 31, 1998 and 1997 (in thousands):

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