Form 10-Q/A
period 1999-06-30
ADVANCED TISSUE SCIENCES INC
filed 1999-09-15
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 2
                                  -----------


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

                         ADVANCED TISSUE SCIENCES, INC.

                          FORM 10-Q/A AMENDMENT NO. 2
                      FOR THE QUARTER ENDED JUNE 30, 1999



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

In the expanded joint venture, the Company and Smith & Nephew share equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous and pressure ulcers. In addition, the Company will fund certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. However, such manufacturing and distribution costs are to be returned to the Company out of future gross margin or net profits, if any, from sales of TransCyte for burns in the United States. Under the expanded joint venture, the Company will continue to manufacture and Smith & Nephew will continue to market and sell the joint venture's products. See
Note 11 with respect to related party transactions with the Dermagraft Joint Venture.

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue-engineered cartilage for orthopedic applications (the "Cartilage Joint Venture"). Under the Cartilage Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The Cartilage Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew are sharing equally in Cartilage Joint Venture revenues and expenditures. See Note 11 with respect to related party transactions with the Cartilage Joint Venture.

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

NOTE 11 - RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 1999 and 1998, the Company has performed services for its Dermagraft and Cartilage Joint Ventures and has manufactured products for the Dermagraft Joint Venture to sell to customers or for use in clinical trials as described below (see Note 2). The Company has a fifty percent interest in each of the Dermagraft and Cartilage Joint Ventures.

Dermagraft Joint Venture
------------------------

During the three and six-month periods ended June 30, 1999 and 1998, the Company recognized $6,650,000 and $1,431,000 in the three month periods and $13,664,000 and $3,141,000 in the six-month periods, respectively, in contract revenues for research and development activities performed for the Dermagraft Joint Venture. In addition, during the three and six-month peirods ended
June 30, 1999 and 1998, all product sales to related parties represent products sold to the Dermagraft Joint Venture.

As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing and commercializing the Company's Dermagraft and TransCyte products between the joint venture's partners, product sales to the Dermagraft Joint Venture are equal to the Company's cost of goods sold for such products including period costs (except for the three and six-month periods ended June 30, 1998 when the Company also sold TransCyte in the United States and, therefore, absorbed period costs related to TransCyte). Period costs reflect overhead costs related to excess production capacity and include rent, depreciation and quality control, facilities, supplies and other such costs to support or related to the excess production capacity.
Due to costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its cusomters. For the three-month periods ended June 30, 1999 and 1998 such write downs totaled $3,342,000 and $2,122,000, respectively, and were $6,000,000 and $4,348,000 for the six-month periods ended June 30, 1999 and 1998, respectively. To the extent the Company does not sell such products to the Dermagraft Joint Venture, it will be required to write such inventories down to net realizable value.

Cartilage Joint Venture
-----------------------

During the three and six months ended June 30, 1999, the Company recognized $674,000 and $1,297,000, respectively, in contract revenues for research and development activities performed for the Cartilage Joint Venture compared with $543,000 and $1,372,000 during the corresponding periods of 1998.

The Company's share of the above costs incurred by the Company and charged to the Dermagraft and Cartilage Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations and totaled $5,995,000 and $2,477,000 in the three months ended June 30, 1999 and 1998, respectively, and $12,531,000 and $4,759,000 for the six months ended June 30, 1999 and 1998, respectively.

NOTE 12 - SUBSEQUENT EVENTS

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

Results of Operations
---------------------

     Product sales totaled $3,617,000 and $6,688,000 for the three months and six months ended June 30, 1999, respectively, as compared to sales of $2,356,000 and $4,998,000 in the corresponding periods of 1998. During these periods all product sales were to related parties, except TransCyte sales of $293,000 and $520,000 for the three and six months ended June 30, 1998, respectively, made through the Company's direct sales force in the United States to third party customers. As discussed above, TransCyte sales and marketing activities were transferred from the Company to the Dermagraft Joint Venture effective October 1998. Product sales to related parties reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost (see Notes 2 and 11 to the consolidated financial statements). Accordingly, the Company now manufactures Dermagraft and TransCyte to meet the Dermagraft Joint Venture's forecasted requirements. As a result, sales to related parties in the three and six-month periods ended June 30, 1999 reflect costs to manufacture Dermagraft and TransCyte including period costs, while sales to related parties in the three and six-month periods ended June 30, 1998 include costs to manufacture Dermagraft and TransCyte but do not include period costs for TransCyte. As the Company sold TransCyte to third parties in 1998, TransCyte sales to the joint venture were at a price negotiated between the Company and the Dermagraft Joint Venture rather than total product costs, including period costs, as in the 1999 periods. Growth in sales in 1999 and beyond will continue to be sensitive to the Dermagraft Joint Venture's success in obtaining regulatory approvals and product reimbursement from both national healthcare systems and private insurers.

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

     Cost of goods sold of $3,617,000 and $6,688,000, respectively, for the three and six months ended June 30, 1999 compares to $3,032,000 and $6,960,000 in the corresponding periods in 1998. Cost of goods sold represents the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture and, in 1998, to third parties. Less overhead was capitalized into inventory in 1998 reflecting higher forecasted production levels in anticipation of and preparation for the expected launch of Dermagraft for the treatment of diabetic foot ulcers in the United States. However, costs and volume were subsequently scaled back based on the FDA's request for an additional clinical trial as discussed above and, therefore, more overhead is being capitalized into inventory in 1999. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, the Company expects to continue to incur significant costs associated with excess production capacity within its manufacturing facility in 1999. Due to costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. For the three-month periods ended June 30, 1999 and 1998 such write downs totaled $3,342,000 and $2,122,000, respectively, and were $6,000,000 and $4,348,000 for the six-month periods ended June 30, 1999 and 1998, respectively. To the extent the Company does not sell such products to the Dermagraft Joint Venture, it will be required to write such inventories down to net realizable value.

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

     Equity in losses of joint ventures were $4,998,000 and $10,455,000 for the three and six months ended June 30, 1999, respectively, compared to $4,637,000 and $8,889,000 for the corresponding periods of 1998. These amounts represent the Company's share of losses of the Dermagraft and Cartilage Joint Ventures and include costs incurred by the Company and charged to the Dermagraft and Cartilage Joint Ventures totaling $5,995,000 and $2,477,000 for the three-month periods ended June 30, 1999 and 1998, respectively, and $12,531,000 and $4,759,000 for the six-month periods ended June 30, 1999 and 1998, respectively (see Note 11 to the consolidated financial statements.) The increase in 1999 losses reflects manufacturing and distribution costs associated with the transfer of sales and marketing of TransCyte in the United States to the Dermagraft Joint Venture, as discussed above, as well as support of clinical trials for Dermagraft in the treatment of diabetic foot ulcers and for venous ulcers.

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

The Company expects to continue to use working capital as it incurs substantial research and development expenses, additional costs in support of clinical trials, general and administrative costs in support of product commercialization, expenditures for capital equipment and patents, and in support of the Dermagraft and Cartilage Joint Ventures and its strategic alliance with Inamed. These uses of working capital are expected to be only partially offset by revenues received from the Dermagraft and Cartilage Joint Ventures with Smith & Nephew and from the Inamed alliance. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture or, to a lesser extent, the Cartilage Joint Venture, the Company would experience a substantial increase in the need for and use of its working capital to support the commercialization and manufacture of its Dermagraft and TransCyte products or the development or its orthopedic cartilage products.

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

     The Company currently believes it has sufficient funds, including those available under the equity line, from available borrowings and through its strategic alliances, to support its operations through 1999. The Company has notified the holders of its Convertible Series B Preferred Stock that it will redeem for cash at 105% of liquidation value any preferred share submitted for conversion at a conversion price at or below $3.58 per share through September 30, 1999 (see Note 6 to the consolidated financial statements). If all of the outstanding shares of Series B Preferred Stock were submitted for conversion during this period, the Company could be required to use approximately $5.4 million to redeem such shares. In July 1999, the Company filed a registration statement with the Securities and Exchange Commission for an offering of 5,000,000 shares of common stock (see Note 12 to the consolidated financial statements). These shares are being offered directly and there can be no assurance the Company will successfully complete this offering. Further sources of funds which the Company may pursue include existing or future strategic alliances or other joint venture arrangements which provide funding to the

Company, and additional public or private offerings of debt or equity securities, among others. There can be no assurance that funds from these sources or those outlined above will be available when needed or on terms favorable to the Company, under existing arrangements or otherwise, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

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

                                             ADVANCED TISSUE SCIENCES, INC.


Date:  September 15, 1999                      /s/ Arthur J. Benvenuto
       ------------------                    -------------------------------
                                             Arthur J. Benvenuto
                                             Chairman of the Board and
                                             Chief Executive Officer


Date:  September 15, 1999                     /s/ Michael V. Swanson
       ------------------                   --------------------------------
                                            Michael V. Swanson
                                            Senior Vice President and
                                            Chief Financial Officer