Form 10-Q
period 1999-09-30
ADVANCED TISSUE SCIENCES INC
filed 1999-11-12
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   ___________


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at November 10, 1999 was 56,599,210.

                         ADVANCED TISSUE SCIENCES, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                      INDEX
                                      -----


Part I - Financial Information
------------------------------

                                                                        Page
                                                                        ----
 Item 1 - Financial Statements

           Introduction to the Financial Statements                       1

           Consolidated Balance Sheets -
            September 30, 1999 and December 31, 1998                      2

           Consolidated Statements of Operations -
            Three and Nine Months Ended September 30, 1999 and 1998       3

           Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1999 and 1998                 4

           Consolidated Statement of Stockholders' Equity -
            Nine Months Ended September 30, 1999                          5

           Notes to the Consolidated Financial Statements                6-12

 Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         13-18

 Item 3 - Quantitative and Qualitative Disclosures About
            Market Risk                                                  18

Part II -  Other Information
----------------------------

 Item 2 - Changes in Securities                                          19

 Item 5 - Other Information                                             19-26

 Item 6 - Exhibits and Reports on Form 8-K                               27


Signatures                                                               28

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS


                    INTRODUCTION TO THE FINANCIAL STATEMENTS

The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998 and Quarterly Reports on Form 10-Q for the quarter ended March 31, 1999 and Form 10-Q, as amended, for the quarter ended June 30, 1999.

The financial information presented in this Quarterly Report on Form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                         ADVANCED TISSUE SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                September 30,    December 31,
                                                   1999             1998
                                               ---------------  --------------
                                                 (Unaudited)
  ASSETS
Current assets:
   Cash and cash equivalents                    $      17,604    $     16,551
   Short-term investments                               4,505           6,503
   Inventory                                            4,502           3,364
   Other current assets                                 1,671           2,412
                                                -------------    ------------
       Total current assets                            28,282          28,830
Property - net                                         17,576          20,624
Patent costs - net                                      2,089           1,846
Other assets                                            2,885           2,685
                                                -------------    ------------
       Total assets                             $      50,832    $     53,985
                                                =============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $         679    $        894
   Accrued expenses                                     6,173           4,805
   Current portion of long-term debt
    and capital lease obligations                       9,611           2,689
   Deferred revenue                                     5,334              --
                                                -------------    ------------
       Total current liabilities                       21,797           8,388
Long-term debt and capital lease obligations            9,635          27,260
Other long-term liabilities                               203             558
Minority interest in consolidated subsidiary              138             252
                                                -------------    ------------
       Total liabilities                               31,773          36,458
                                                -------------    ------------

Redeemable Convertible Series B Preferred
 Stock, $.01 par value; 1,000 shares
 authorized; 100.8 shares issued and
 outstanding at September 30, 1999 and
 100 shares at December 31, 1998
 (aggregate redemption value of $5,358
 and $5,119 at September 30, 1999 and
 December 31, 1998, respectively, and
 liquidation value of $5,104 and $5,119
 at September 30, 1999 and December 31,
 1998, respectively)                                    5,040           5,000
                                                -------------    ------------

Stockholders' Equity:
   Convertible Series B Preferred Stock,
    $.01 par value; no shares issued and
    outstanding at September 30, 1999 and
    350 shares at December 31, 1998
    (aggregate liquidation value of $17,917
    at December 31, 1998)                                  --              --
   Accrued cumulative preferred stock dividends            64             536
   Common Stock, $.01 par value; 125,000,000
    shares authorized; issued and outstanding,
    52,748,512 shares at September 30, 1999
    and 40,353,524 shares at December 31, 1998            527             403
   Additional paid-in capital                         247,214         230,963
   Accumulated deficit                               (231,626)       (218,456)
                                                 ------------    ------------
                                                       16,179          13,446
   Less note received in connection with sale
    of Common Stock and deferred compensation
    applicable to Common Stock                         (2,160)           (919)
                                                -------------    ------------

       Total stockholders' equity                      14,019          12,527
                                                -------------    ------------

       Total liabilities and stockholders'
        equity                                  $      50,832    $      53,985
                                                =============    =============

           See accompanying notes to the consolidated financial statements.

                          ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                               Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                             ----------------------   ----------------------
                                                1999        1998         1999        1998
                                             ---------   ----------   ----------  ----------
                                                               (Unaudited)
Revenues:
  Product sales -
    Related parties                          $   3,496    $   2,207    $  10,184  $    6,685
    Others                                          --          515           --       1,035
  Contracts and fees -
    Related parties                              8,204        1,565       23,165       6,078
    Others                                         211          171          554         399
                                             ---------    ---------    ---------  ----------
    Total revenues                              11,911        4,458       33,903      14,197
                                             ---------    ---------    ---------  ----------

Costs and expenses:
  Research and development                       4,165        4,025       12,292      11,790
  Selling, general and administrative            2,457        3,947        8,628      12,163
  Cost of goods sold                             3,496        4,135       10,184      11,095
                                             ---------    ---------    ---------  ----------
    Total costs and expenses                    10,118       12,107       31,104      35,048
                                             ---------    ---------    ---------  ----------
Income (loss) from operations before
  equity in losses of joint ventures             1,793       (7,649)       2,799     (20,851)

Equity in losses of joint ventures              (4,894)      (3,817)     (15,349)    (12,706)
                                             ---------    ---------    ---------  ----------
Loss from operations                            (3,101)     (11,466)     (12,550)    (33,557)

Other income (expense):
  Interest income and other                        505          422          809         722
  Interest expense                                (342)        (608)      (1,429)     (1,759)
                                             ---------    ---------    ---------  ----------
Net loss                                        (2,938)     (11,652)     (13,170)    (34,594)

Dividends on preferred stock                       (63)        (281)        (494)       (281)
                                             ---------    ---------    ---------  ----------
Net loss applicable to common stock          $  (3,001)   $ (11,933)   $ (13,664) $  (34,875)
                                             =========    =========    =========  ==========

Basic and diluted loss per common share      $    (.06)   $    (.30)   $    (.29) $     (.89)
                                             =========    =========    =========  ==========

Weighted average number of common
  shares used in computation of basic
  and diluted loss per share                    52,451       39,324       46,352      39,194
                                             =========    =========    =========  ==========

           See accompanying notes to the consolidated financial statements.

                          ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                            Nine Months Ended September 30,
                                         -------------------------------------
                                               1999                 1998
                                         ----------------    -----------------
                                                      (Unaudited)
Operating activities:
   Net loss                               $  (13,170)         $  (34,594)
   Adjustments to reconcile net
    loss to cash used in
    operating activities:
      Depreciation and amortization            3,582               3,506
      Compensation for services paid in
        stock, options or warrants               183                 914
      Equity in losses of joint ventures      15,349              12,706
      Other adjustments to net loss              497                 311
      Deferred revenue                         5,334                  --
      Change in assets and liabilities:
        Inventory                             (1,138)                870
        Other current assets                     741              (1,085)
        Accounts payable                        (215)                562
        Accrued expenses                       1,368              (1,252)
                                          ----------          ----------
          Net cash provided by (used
           in) operating activities           12,531             (18,062)
                                          ----------          ----------
Investing activities:
   Purchases of short-term investments        (9,009)            (10,943)
   Maturities and sales of short-term
    investments                               11,007               5,949
   Acquisition of property                      (714)             (3,575)
   Investment in joint ventures              (19,218)            (16,769)
   Distribution from joint ventures            3,406               3,139
   Patent application costs                     (289)               (207)
   Other long-term assets                        (69)              2,246
                                          ----------          ----------
          Net cash used in investing
           activities                        (14,886)            (20,160)
                                          ----------          ----------
Financing activities:
   Proceeds from borrowings                    1,340               3,659
   Payments of borrowings                     (2,043)             (1,444)
   Net proceeds from sale of Preferred
    Stock                                         --              24,917
   Net proceeds from sale of Common Stock      4,498              20,000
   Repurchase of Common Stock                   (457)                 --
   Options and warrants exercised                  5                 852
   Other long-term obligations                    65                 234
                                          ----------          ----------
          Net cash provided by
           financing activities                3,408              48,218
                                          ----------          ----------
Net increase in cash and cash
  equivalents                                  1,053               9,996
Cash and cash equivalents at beginning
  of period                                   16,551              15,086
                                          ----------          ----------
Cash and cash equivalents at end
  of period                               $   17,604          $   25,082
                                          ==========          ==========

         See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)




                                   Preferred Stock             Common Stock
                                ---------------------    ------------------------
                                  Shares     Amount        Shares       Amount
                                ---------- ----------    ----------  ------------
Balance, December 31, 1998           350   $      --     40,353,524   $     403

Sale of Common Stock                                        702,149           7

Issuance of Common Stock for
  debt and accrued interest                               2,800,595           28

Conversion of Preferred Stock       (309)                 7,865,798           79

Transfer of Preferred Stock to
  Redeemable Preferred Stock         (41)

Repurchase of Common Stock                                 (463,154)          (5)

Preferred Stock dividends                                   413,000            4

Restricted Common Stock
  awarded for services                                      300,000            3

Options exercised                                           776,600            8

Other

Net loss                        --------   ---------     ----------   ----------

Balance, September 30, 1999           --   $      --     52,748,512   $      527
                                ========   =========     ==========   ==========



                                                                     Accrued
                                                                    Dividends/
                                                                      Note           Total
                                 Additional                        Receivable/       Stock-
                                  Paid-In         Accumulated        Deferred       holders'
                                  Capital           Deficit        Compensation      Equity
                                -----------       -----------      ------------   ------------
Balance, December 31, 1998      $   230,963       $  (218,456)     $      (383)   $   12,527

Sale of Common Stock                  4,493                                            4,500

Issuance of Common Stock for
  debt and accrued interest          10,776                                           10,804

Conversion of Preferred Stock         1,926                                            2,005

Transfer of Preferred Stock to
  Redeemable Preferred Stock         (2,045)                                          (2,045)

Repurchase of Common Stock           (1,762)                                          (1,767)

Preferred Stock dividends               468                               (472)           --

Restricted Common Stock
  awarded for services                1,122                               (945)          180

Options exercised                     1,307                                            1,315

Other                                   (34)                              (296)         (330)

Net loss                                             (13,170)                        (13,170)
                                -----------       -----------       ----------

Balance, September 30, 1999     $   247,214       $  (231,626)      $   (2,096)   $   14,019
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

Revenue Recognition - Revenues from product sales to third parties are recognized when products are shipped, the risk of ownership has passed to the purchaser, and the Company has no further specified performance obligations. Revenues from product sales to related parties are recognized at such time as the related party is contractually obligated to purchase the product, generally upon the completion of manufacture. Such product sales to the Dermagraft Joint Venture are equal to the Company's cost (see Note 11). Revenues under collaborative research and licensing agreements, including nonrefundable up-front fees and milestone payments where the Company has continuing financial commitments, are recognized as costs are incurred over the related period of the agreement. Revenues from government grants are recognized based on the performance requirements of the grant or as the grant expenditures are incurred.

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

Reclassification - Certain reclassifications have been made to prior year amounts to conform to the presentation for the three and nine months ended September 30, 1999.

NOTE 2 - STRATEGIC ALLIANCES

Smith & Nephew Joint Ventures
-----------------------------

In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft[R], the Company's tissue engineered dermal skin replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). In January 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. At that time, the Company retained the exclusive right to market TransCyte[TM], a temporary covering for severe and partial-thickness burns, in the United States, while the Dermagraft Joint Venture was granted the right to market TransCyte for other skin wounds in the United States. In August 1998, the Company and Smith & Nephew further expanded the Dermagraft Joint Venture to include exclusive rights to TransCyte for severe and partial-thickness burns in the United States effective October 1998. Smith & Nephew is a worldwide healthcare company with extensive sales and distribution capabilities. It manufactures a wide range of tissue repair products, principally addressing the areas of bone, joints, skin and other soft tissue.

As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up-front fee in 1996. In addition, as a part of the agreement to expand the joint venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of the Company's Common Stock at approximately $13.05 per share in January 1998. The Company also received an additional $15 million as consideration for expanding the joint venture in January 1999, and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, further payments of up to $136 million. The $15 million payment is being recognized into revenue as the related financial commitments are met. In the three and nine months ended September 30, 1999, the Company recognized revenues of $4,257,000 and $13,624,000, respectively, related to such payment. This amount is included in contract revenues for each of the respective periods.

In the expanded joint venture, the Company and Smith & Nephew share equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous and pressure ulcers. In addition, the Company will fund certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. However, such manufacturing and distribution costs are to be returned to the Company out of future gross margin or net profits, if any, from sales of TransCyte for burns in the United States. Under the expanded joint venture, the Company will continue to manufacture and Smith & Nephew will continue to market and sell the joint venture's products. As of September 30, 1999 and December 31, 1998, the accompanying balance sheets include obligations to the Dermagraft Joint Venture of $2,106,000 and $1,316,000, respectively, related to the above costs. See Note 11 with respect to related party transactions with the Dermagraft Joint Venture.

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

The results of operations of the joint ventures for the three and nine months ended September 30, 1999 and 1998 are as follows (in thousands):


                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                   ---------------------  ---------------------
                                      1999       1998        1999       1998
                                   ---------- ----------  ---------  ----------
Dermagraft Joint Venture
------------------------

Net sales*                         $    875   $    104    $  1,903   $    230
Cost of goods sold                    2,740      2,347      10,309      7,318
Other costs and expenses              5,119      4,435      14,543     15,210
Net loss                              6,984      6,678      22,949     22,298

Cartilage Joint Venture
-----------------------

Costs and expenses                 $   1,423  $  1,090    $  3,898    $ 3,564
Net loss                               1,423     1,090       3,898      3,564

__________
* Includes sales of TransCyte in the United States for burns beginning in October 1998.

Inamed Agreements
-----------------

In May 1999, Advanced Tissue Sciences, Inc. and Inamed Corporation ("Inamed") entered into a binding letter of intent for a strategic alliance for the development and marketing of several of Advanced Tissue Sciences' human-based, tissue-engineered products for aesthetic and certain reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell tissue engineered products for use in cosmetic surgery, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction. In addition, Inamed also received an option to license rights to use extracellular matrix, including human collagen, from Advanced Tissue Sciences' three-dimensional culture system for soft tissue augmentation (wrinkles and cosmetic correction) and as a bulking agent for the treatment of urinary incontinence. Inamed is a global surgical and medical device company engaged in the development, manufacturing and marketing of medical products for aesthetic medicine, plastic and reconstructive surgery and the treatment of obesity.

Under the agreement between the parties, in exchange for worldwide licensing rights, Inamed agreed to pay Advanced Tissue Sciences a series of payments totaling $6 million, including $3 million to purchase Advanced Tissue Sciences' common stock. As provided under the agreement, the Company has received $5 million of such payments through September 1999. The final payment was received and stock purchase completed in November 1999 (see Note 12). Inamed will also receive five-year warrants to purchase up to 300,000 shares of common stock (see
Note 6). In addition to royalties on product sales, Advanced Tissue Sciences may potentially receive up to a total of $6 million in milestones based on product approvals in the United States.

In September 1999, Inamed exercised its option to license the use of extracellular matrix from Advanced Tissue Sciences' three-dimensional culture system for soft tissue augmentation and as a bulking agent for the treatment of urinary incontinence. As a result, Advanced Tissue Sciences received another $4 million, including $2 million for licensing rights, and $2 million for the purchase of Advanced Tissue Sciences' common stock. With this expansion of the licensing agreement, Inamed received an additional five-year warrant to purchase up to 200,000 shares of Advanced Tissue Sciences' common stock (see Note 6). In addition, Advanced Tissue Sciences could potentially receive up to a total of $4 million in milestones based on product approvals in the United States.

Advanced Tissue Sciences will be responsible for the funding and development of the products and the related manufacturing processes while Inamed will be responsible for clinical and regulatory activities. Advanced Tissue Sciences, or an affiliate, may elect to manufacture the products developed under the agreement. Fees for licensing rights and milestone payments will be recognized into revenues as the related financial commitments for product development and manufacturing processes are incurred.

NOTE 3 - INVENTORIES

Inventories manufactured for sale to the Dermagraft Joint Venture are stated at cost, principally standard costs which approximate actual costs on a first-in, first-out basis reflecting the price at which such goods will be sold to the joint venture (see Note 11). Inventories consist of the following components as of September 30, 1999 and December 31, 1998 (in thousands):

                                            September 30,   December 31,
                                                 1999           1998
                                            --------------  -------------

     Raw materials and supplies               $   3,674       $   2,965
     Work-in-process                                828             399
                                              ---------       ---------
                                              $   4,502       $   3,364
                                              =========       =========

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

NOTE 5 - LONG-TERM DEBT

In June 1999, a $10 million loan and accrued interest payable to Smith & Nephew related to the Dermagraft Joint Venture was converted into 2,800,595 shares of the Company's common stock. As provided under the loan agreement, the Company had the option to pay the loan in cash or common stock. The loan was due and payable in less than a year. In addition, during 1999, the Company has borrowed $1,340,000 from Smith & Nephew pursuant to a commitment under the agreement to form the Cartilage Joint Venture (see Note 2). Under the terms of that joint venture agreement, the Company may borrow up to a total of $10 million of which $7 million had been drawn as of September 30, 1999. The loan is due and payable in June 2000.

Debt and other long-term obligations as of September 30, 1999 and December 31, 1998 were as follows (in thousands):

                                           September 30,    December 31,
                                               1999             1998
                                           -------------    ------------

     Chase Loan                             $   12,160        $  14,080
     Smith & Nephew notes:
       Dermagraft Joint Venture                     --           10,000
       Cartilage Joint Venture                   7,025            5,685
     Capital lease obligations and other            61              184
     Less current portion                       (9,611)          (2,689)
                                            ----------        ---------
                                            $    9,635        $  27,260
                                            ==========        =========

NOTE 6 - CAPITAL STOCK

In February 1999, the common stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 125,000,000 shares. In addition, during the nine months ended September 30, 1999, 309.1 shares of the Company's Convertible Series B Preferred Stock and 40.1 shares of the Company's Redeemable Convertible Series B Preferred Stock have been converted into 7,865,798 shares of common stock at an average price of $2.22 per share. The Company has also notified the holders of its Series B Preferred Stock of its election to redeem for cash at 105% of liquidation value any preferred shares submitted for conversion through December 31, 1999 at a conversion price equal to or below $3.58 per share. The Company may withdraw the election on five days advance notice. As a result, all of the Company's Convertible Series B Preferred stock is reflected as redeemable in the consolidated balance sheet as of September 30, 1999.

Through September 1999, as part of an agreement between Inamed and the Company, Inamed has purchased 702,149 shares of the Company's common stock for $4.5 million or at an average price of approximately $6.41 per share. Under the agreement, Inamed agreed to purchase a total of $5 million of Advanced Tissue Sciences' common stock at $6 per share, or at an average of the then current trading price of the common stock plus $3 per share, whichever is higher. Inamed also will receive five-year warrants to purchase a total of 500,000 shares of common stock at a price per share equal to twice the price per share paid by Inamed for the $5 million of Advanced Tissue Sciences' common stock. Inamed has agreed to hold any investment in Advanced Tissue Sciences' common stock until at least October 2002. See Note 2.

In June 1999, certain officers of the Company exercised employee stock options for 775,000 shares of common stock. The purchase price of $1.3 million and withholding taxes of $457,000 was paid by the delivery of 463,154 shares of the Company's common stock. See Note 8 regarding stock options, warrants and restricted stock awards.

In May 1995, the Company's Chairman and Chief Executive Officer exercised an employee stock option. The purchase price was paid with an interest bearing promissory note. The note receivable and accrued interest of $1,204,000 and $918,500 as of September 30, 1999 and December 31, 1998, respectively, are deducted from stockholders' equity in the accompanying balance sheets.

NOTE 7 - BASIC AND DILUTED LOSS PER SHARE

Basic earnings per common share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per common share include the weighted average number of shares outstanding and give effect to potentially dilutive common shares such as options and warrants outstanding. Both the basic and diluted loss per common share for the three and nine months ended September 30, 1999 and 1998 are based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options and warrants outstanding and debt and preferred stock convertible into common stock; however, such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per common share for the periods presented. The net loss applicable to common shares used in the calculation of basic and diluted loss per common share for the three and nine months ended September 30, 1999 includes dividends of $63,000 and $494,000, respectively, and of $281,000 in the three and nine months ended September 30, 1998, accrued or paid on the Company's Convertible Series B Preferred Stock during such periods.

NOTE 8 - STOCK INCENTIVE PLANS

The following table summarizes activity under the Company's 1997 Stock Incentive Plan (the "1997 Plan") and for other options and warrants for common stock for the nine months ended September 30, 1999:


                                           1997 Plan               Other Options and Warrants
                                    ---------------------------   ----------------------------
                                                   Weighted                      Weighted
                                      Number     Average Price       Number    Average Price
                                    of Shares      Per Share       of Shares     Per Share
                                    ---------    -------------     ---------   -------------
 Outstanding, December 31, 1998    3,897,722        $8.62          1,509,640      $ 7.44
    Granted                        1,437,950        $2.90            450,000      $12.85
    Exercised                       (776,600)       $1.69                 --          --
    Canceled                        (187,238)       $7.06                 --          --
                                   ---------                       ---------
 Outstanding, September 30, 1999   4,371,834        $8.03          1,959,640      $ 8.68
                                   =========                       =========


In May 1999, the Company's Chairman and Chief Executive Officer was awarded 300,000 shares of restricted common stock under the 1997 Plan. Subject to meeting certain requirements including continued service, 50,000 shares will vest annually and the remaining 150,000 shares will vest at the end of three years or, if earlier, upon approval of Dermagraft for the treatment of diabetic foot ulcers in the United States. The difference between the market price at the grant date and the purchase price is being recognized as compensation expense by the Company ratably over the restricted periods. During the three and nine months ended September 30, 1999, the Company charged $104,000 and $148,000, respectively, to expense for options and stock awards granted to employees.

NOTE 9 - LEASE COMMITMENTS

In May 1999, the Company terminated a 15-year lease agreement for additional research and administrative space and consolidated its activities into two existing facilities substantially reducing its lease commitments for facilities. The following is a summary of the operating lease commitments as of September 30, 1999 (in thousands):

                                                      OPERATING
                                                       LEASES
                                                    -------------
       Year Ending December 31:
           1999                                      $    2,773
           2000                                           2,476
           2001                                             932
           2002                                             512
                                                     ----------
      Total minimum lease payments                   $    6,693
                                                     ==========

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

NOTE 11 - RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 1999 and 1998, the Company has performed services for its Dermagraft and Cartilage Joint Ventures and has manufactured products for the Dermagraft Joint Venture to sell to customers or for use in clinical trials as described below (see Note 2). The Company has a fifty percent interest in each of the Dermagraft and Cartilage Joint Ventures.

Dermagraft Joint Venture
------------------------

During the three and nine-month periods ended September 30, 1999 and 1998, the Company recognized $6,859,000 and $996,000 in the three-month periods and $20,523,000 and $4,137,000 in the nine-month periods, respectively, in contract revenues for research and development activities performed for the Dermagraft Joint Venture, including $4,257,000 and $13,624,000 in the three and nine-month periods ended September 30, 1999, respectively, related to the recognition of a $15 million milestone payment (see Note 2). In addition, during the three and nine-month periods ended September 30, 1999 and 1998, all product sales to related parties represent products sold to the Dermagraft Joint Venture.

As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing and commercializing the Company's Dermagraft and TransCyte products between the joint venture's partners, product sales to the Dermagraft Joint Venture are equal to the Company's cost of goods sold for such products including period costs (except for the three and nine-month periods ended September 30, 1998 when the Company also sold TransCyte in the United States and, therefore, absorbed period costs related to TransCyte). Period costs reflect overhead costs related to excess production capacity and include rent, depreciation and quality control, facilities, supplies and other such costs to support or related to the excess production capacity. Due to costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. For the three-month periods ended September 30, 1999 and 1998 such write downs totaled $2,777,000 and $2,227,000, respectively, and were $8,777,000 and $6,575,000 for the nine-month periods ended September 30, 1999 and 1998, respectively. To the extent the Company does not sell such products to the Dermagraft Joint Venture, it will be required to write such inventories down to net realizable value.

Cartilage Joint Venture
-----------------------

During the three and nine months ended September 30, 1999, the Company recognized $803,000 and $2,100,000, respectively, in contract revenues for research and development activities performed for the Cartilage Joint Venture compared with $569,000 and $1,941,000 during the corresponding periods of 1998.

The Company's share of the above costs incurred by the Company and charged to the Dermagraft and Cartilage Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations and totaled $3,543,000 and $1,963,000 in the three months ended September 30, 1999 and 1998, respectively, and $11,391,000 and $6,722,000 for the nine months ended September 30, 1999 and 1998, respectively.

NOTE 12 - SUBSEQUENT EVENTS

Public Offering
---------------

In November 1999, the Company completed a public offering of 3,750,000 units to the State of Wisconsin Investment Board at $4.00 per unit, resulting in net proceeds to the Company of $15 million. The State of Wisconsin Investment Board is the Company's largest shareholder with a beneficial ownership of over 16%. Upon issuance, the units separated into 3,750,000 shares of the Company's common stock and warrants to purchase an additional 1,750,000 shares of common stock at $4.00 per share.
The proceeds from the offering are not reflected in the accompanying balance sheet. In conjunction with the offering, the Company agreed that $5 million of the proceeds would be reserved for the redemption of any of its Series B Preferred Stock submitted for conversion at or below $3.58 per share. In addition, as part of the investment agreement, the Board of Directors amended the Company's shareholder rights plan to permit the State of Wisconsin Investment Board to beneficially own up to 19.99% of the Company's common stock and the Company terminated its equity line agreement with a separate group of investors prior to its February 2000 expiration date.

Inamed Payment
--------------

As provided in the agreement between the parties, the Company received an additional $1 million payment from Inamed in November 1999, bringing the total payments made under the agreement to $10 million. The $1 million payment is not reflected in the accompanying balance sheet. See Note 2.

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

Advanced Tissue Sciences, Inc. (the "Company" or "Advanced Tissue Sciences") is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using its proprietary tissue engineering technology. The Company's leading therapeutic products are tissue engineered skin products, TransCyte[TM] for the temporary covering of severe and partial-thickness burns and Dermagraft[R] for the treatment of severe skin ulcers. In addition to its TransCyte and Dermagraft skin products, the Company is focusing its resources on the development of tissue engineered cartilage and cardiovascular products.

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

In May 1999, Advanced Tissue Sciences, Inc. and Inamed Corporation ("Inamed") entered into a strategic alliance for the development and marketing of several of Advanced Tissue Sciences' human-based, tissue-engineered products for aesthetic and certain reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell tissue engineered products for use in cosmetic surgery, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction. In addition, Inamed also received an option to license rights to use extracellular matrix, including human collagen, from Advanced Tissue Sciences' three-dimensional culture system for soft tissue augmentation (wrinkles and cosmetic correction) and as a bulking agent for the treatment of urinary incontinence. In September 1999, Inamed exercised this option and licensed rights to these two additional product applications. Advanced Tissue Sciences will be responsible for the development of the products and the related manufacturing processes while Inamed will be responsible for clinical and regulatory activities. Advanced Tissue Sciences will have the right to manufacture the products developed under the agreement. See Note 2 to the consolidated financial statements.

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

The Company has incurred, and expects to continue to incur, substantial expenditures in support of the commercialization, development and clinical trials of its TransCyte and Dermagraft products for burn and skin ulcer applications, for manufacturing systems and in advancing other applications of the Company's core technology. In particular, the Company will incur, either directly or through the Dermagraft Joint Venture, substantial costs for the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers and in support of clinical trials and post-market studies of Dermagraft and TransCyte in venous, pressure and diabetic foot ulcers and for full and partial-thickness burns. The Company will also incur additional costs for the development of products and manufacturing processes under its strategic alliance with Inamed; however, such costs are expected to be substantially offset by the recognition of licensing fees and milestone payments received from Inamed.

Results of Operations
---------------------

Product sales totaled $3,496,000 and $10,184,000 for the three and nine months ended September 30, 1999, respectively, which compared to sales of $2,722,000 and $7,720,000 in the corresponding periods of 1998. During these periods all product sales were to related parties, except TransCyte sales of $515,000 and $1,035,000 for the three and nine months ended September 30, 1998, respectively, made through the Company's direct sales force in the United States to third party customers. As discussed above, TransCyte sales and marketing activities were transferred from the Company to the Dermagraft Joint Venture effective October 1998.

Product sales to related parties reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost (see Note 11 to the consolidated financial statements). Accordingly, the Company now manufactures Dermagraft and TransCyte to meet the Dermagraft Joint Venture's forecasted requirements. As a result, sales to related parties in the three and nine-month periods ended September 30, 1999 reflect costs to manufacture Dermagraft and TransCyte including period costs, while sales to related parties in the three and nine-month periods ended September 1998 include costs to manufacture Dermagraft and TransCyte but do not include period costs for TransCyte. As the Company sold TransCyte to third parties in 1998, TransCyte sales to the joint venture were at a price negotiated between the Company and the Dermagraft Joint Venture rather than total product costs, including period costs, as in the 1999 periods. Growth in sales in 1999 and beyond will continue to be sensitive to the Dermagraft Joint Venture's success in obtaining regulatory approvals and product reimbursement from both national healthcare systems and private insurers.

Revenues from contracts and fees were $8,415,000 and $23,719,000 for the three and nine months ended September 30, 1999, respectively, compared to $1,736,000 and $6,477,000 for the corresponding periods of 1998. The increase in 1999 over the prior year periods primarily reflects the recognition of revenue related to a $15 million payment received in January 1999 associated with the expansion of the Dermagraft Joint Venture. In the three and nine month periods ended September 30, 1999, $4,257,000 and $13,624,000, respectively, of this payment have been recognized into revenue as related financial commitments have been met. Similarly, $542,000 of the $4,500,000 in payments received for the licensing of certain product applications to Inamed have been recognized as revenue during the three and nine-month periods ended September 30, 1999. The balance of the $15 million payment is expected to be recognized by the end of 1999. Other contract and fee revenues are principally for research and development activities performed for the Dermagraft and Cartilage Joint Ventures. The 1999 periods also reflect higher revenues for conducting clinical trials for Dermagraft and TransCyte of $1,058,000 and $2,554,000, respectively, in the three and nine-month periods ended September 30, 1999. See Notes 1 and 2 to the consolidated financial statements.

Cost of goods sold of $3,496,000 and $10,184,000, respectively, for the three and nine months ended September 30, 1999 compares to $4,135,000 and $11,095,000 in the corresponding periods in 1998. Cost of goods sold represents the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture and, in 1998, to third parties. Less overhead was capitalized into inventory in 1998 reflecting higher forecasted production levels in anticipation of, and preparation for, the expected launch of Dermagraft for the treatment of diabetic foot ulcers in the United States. However, costs and volume were subsequently scaled back based on the FDA's request for an additional clinical trial as discussed above, and, therefore, more overhead is being capitalized into inventory in 1999. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, the Company expects to continue to incur significant costs associated with excess production capacity within its manufacturing facility in 1999. Due to costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. For the three-month periods ended September 30, 1999 and 1998 such write downs totaled $2,777,000 and $2,227,000, respectively, and were $8,777,000 and $6,575,000 for the nine-month periods ended September 30, 1999 and 1998, respectively. To the extent the Company does not sell such products to the Dermagraft Joint Venture, it will be required to write such inventories down to net realizable value.

Research and development expenditures increased to $4,165,000 and $12,292,000 in the three and nine months ended September 30, 1999, respectively, as compared to $4,025,000 and $11,790,000 in the corresponding periods of 1998. The increase in research and development costs primarily reflects higher costs for clinical trials of $961,000 and $2,237,000 in the three and nine month periods ended September 30, 1999, respectively. Facility costs in the nine month period ended September 30, 1999 were also $281,000 higher than the same period in 1998.
These increases were partially offset by lower product development costs of $459,000 and $1,450,000 in the three and nine month periods ended September 30, 1999. During the three months ended September 30, 1999, facility costs also decreased $149,000 from the same period in the prior year (see Note 9 to the consolidated financial statements).

Selling, general and administrative costs were $2,457,000 and $8,628,000 for the three and nine months ended September 30, 1999, respectively, as compared to $3,947,000 and $12,163,000 in the corresponding periods of the prior year. The decrease primarily reflects lower selling and marketing costs of $1,011,000 and $3,575,000 in the three and nine month periods ended September 30, 1999, respectively, as a result of the transfer of the TransCyte sales and marketing activities in the United States to the Dermagraft Joint Venture in October 1998. In addition, recruiting costs for the three and nine month periods ended September 30, 1999 declined from the prior year by $279,000 and $510,000, respectively. The impact of these decreases was partially offset by higher facility costs of $87,000 and $849,000 in the three and nine-month periods ended September 30, 1999, respectively (see Note 9 to the consolidated financial statements).

Equity in losses of joint ventures were $4,894,000 and $15,349,000 for the three and nine months ended September 30, 1999, respectively, compared to $3,817,000 and $12,706,000 for the corresponding periods of 1998. These amounts represent the Company's share of losses of the Dermagraft and Cartilage Joint Ventures and include costs incurred by the Company and charged to the Dermagraft and Cartilage Joint Ventures totaling $3,543,000 and $1,963,000 for the three months ended September 30, 1999 and 1998, respectively, and $11,391,000 and $6,722,000 for the nine-month periods ended September 30, 1999 and 1998, respectively (see
Note 11 to the consolidated financial statements). The increase in 1999 losses principally reflects manufacturing and distribution costs associated with the transfer of sales and marketing of TransCyte in the United States to the Dermagraft Joint Venture, as well as support for clinical trials for Dermagraft in the treatment of diabetic and venous ulcers, as discussed above.

Interest income and other represented $505,000 and $809,000 of income in the three and nine months ended September 30, 1999, respectively, as compared to $422,000 and $722,000 of income in the corresponding periods of 1998. The nine-month period ended September 30, 1999 is net of fees related to the early termination of a long-term facility lease of approximately $400,000 (see Note 9 to the consolidated financial statements). The three and nine months ended September 30, 1998 are net of amortization of commitment fees associated with an equity line of $104,000 and $313,000, respectively. The 1999 amounts also reflect a decline in Smith & Nephew's share of the earnings of a jointly-owned, consolidated subsidiary (see Note 1 to the consolidated financial statements).

Interest expense was $342,000 and $1,429,000 in the three and nine month periods ended September 30, 1999, respectively, as compared to $608,000 and $1,759,000 in the corresponding periods of 1998. The decrease reflects the repayment of a $10 million loan from Smith & Nephew in June 1999 (see Note 5 to the consolidated financial statements).

Liquidity and Capital Resources
-------------------------------

As of September 30, 1999, the Company had available working capital of $6.5 million, a decrease of $14 million from December 31, 1998. The decrease reflects the transfer of a loan from Smith & Nephew from long-term to current in June 1999 (see Note 5 to the consolidated financial statements), the use of $7.7 million of working capital to support operations and the net investment in the Company's joint ventures with Smith & Nephew of $15.8 million, partially offset by the $15 million payment received in January 1999 associated with the expansion of the Dermagraft Joint Venture and $9 million of payments received under the Inamed licensing agreement in May 1999 (see Note 2 to the consolidated financial statements). Capital expenditures and patent application costs were $714,000 and $289,000, respectively, during the nine months ended September 30, 1999.

The Company expects to continue to use working capital as it incurs substantial research and development expenses; additional costs in support of clinical trials; general and administrative costs in support of product commercialization; expenditures for capital equipment and patents, and in support of the Dermagraft and Cartilage Joint Ventures and its strategic alliance with Inamed. These uses of working capital are expected to be only partially offset by revenues received from the Dermagraft and Cartilage Joint Ventures with Smith & Nephew and from the Inamed alliance. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture or, to a lesser extent, the Cartilage Joint Venture, the Company would experience a substantial increase in the need for and use of its working capital to support the commercialization and manufacture of its Dermagraft and TransCyte products or the development of its orthopedic cartilage products.

In November 1999, the Company completed a public offering of 3,750,000 units to the State of Wisconsin Investment Board at $4.00 per unit resulting in net proceeds to the Company of $15 million. The State of Wisconsin Investment Board is the Company's largest shareholder with a beneficial ownership of over 16%. Upon issuance, the units separated into 3,750,000 shares of the Company's common stock and warrants to purchase an additional 1,750,000 shares of common stock at $4.00 per share. In conjunction with the offering, the Company agreed that $5 million of the proceeds would be reserved for the redemption of any of its Series B Preferred Stock submitted for conversion at or below $3.58 per share. In addition, the Company terminated its equity line agreement with a separate group of investors prior to its February 2000 expiration date. See Note 12 to the consolidated financial statements.

The Company currently believes it has sufficient funds, including those available from the offering completed in November 1999, from available borrowings and through its strategic alliances, to support its operations to approximately June 2000. The Company has notified the holders of its Convertible Series B Preferred Stock that it will redeem for cash at 105% of liquidation value any preferred share submitted for conversion at a conversion price at or below $3.58 per share through December 31, 1999 (see Note 6 to the consolidated financial statements). If all of the outstanding shares of Series B Preferred Stock were submitted for conversion during this period, the Company could be required to use approximately $5.4 million of its existing funds to redeem such shares. Further sources of funds which the Company may pursue include existing or future strategic alliances or other joint venture arrangements which provide funding to the Company, and additional public or private offerings of debt or equity securities, among others. There can be no assurance that funds from these sources or those outlined above will be available when needed or on terms favorable to the Company, under existing arrangements or otherwise, or that the Company will be successful in entering into any other strategic alliances or joint ventures.

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

Financial Condition
-------------------

Cash, cash equivalents and short-term investments as of September 30, 1999 increased by approximately $1 million as compared to December 31, 1998 principally reflecting proceeds from the $15 million payment in January 1999 associated with the expansion of the Dermagraft Joint Venture and the $9 million in payments received from Inamed for license fees and the purchase of common stock (see Note 2 to the consolidated financial statements), which was substantially offset by the use of funds for operations, $15.8 million to support the Dermagraft and Cartilage Joint Ventures, and $1.7 million for net payments of debt, capital expenditures and patents. Accrued expenses at September 30, 1999 increased by $1.4 million from year end 1998 as a result of higher accruals for salaries and benefits and an increase in obligations due to the Dermagraft Joint Venture. The current portion of long-term debt at September 30, 1999 has increased by $6.9 million from December 31, 1998 reflecting the fact that the Cartilage loan from Smith & Nephew is due and payable in June 2000 (see Note 5 to the consolidated financial statements). Deferred revenue of $5.4 million as of September 30, 1999 reflects the portion of the $15 million payment related to the expansion of the Dermagraft Joint Venture and the $4.5 million in payments related to the Inamed licensing agreement yet to be recognized (see Notes 1 and 2 to the consolidated financial statements). Long-term debt has decreased by $17.7 million in 1999 primarily as the $10 million Dermagraft loan from Smith & Nephew was converted to equity and the Cartilage loan discussed above has been transferred to current liabilities (see Note 5 to the consolidated financial statements). Preferred stock as of September 30, 1999 reflects the private placement of the Convertible Series B Preferred Stock in July 1998 less conversions (see Note 6 to the consolidated financial statements).

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

In response to the risks presented by the Y2K issue, the Company developed and has implemented a Y2K compliance plan. The Company approached the Y2K issue in two specific phases. Phase I involved the review and analysis of computer systems, software products, equipment and vendor relationships considered critical to the Company's operations. Phase II involved the review and analysis of computer systems, software products, equipment and vendor relationships not considered critical to the Company's operations. In both phases, qualified independent consultants were utilized to achieve compliance goals. The Company currently estimates that the cost of Phase I and II activities will be less than $200,000, exclusive of internal manpower costs. These costs are primarily for consulting services and equipment upgrades and are not material to the Company's financial condition or results of operations.

With respect to Phase I, all required system modifications have been made to computer servers, operating systems and telecommunication network equipment.
The Company has identified several pieces of manufacturing and laboratory equipment and facility access control systems that are being upgraded. The cost of these upgrades is included in the cost estimate presented above. The Company believes that all significant Y2K problems relating to computer systems, product software and vendor relationships considered critical to the Company's operations have been identified and specific plans are in place to assure Y2K compliance thus reducing the risk of a critical Y2K failure or error.

In Phase II, the Company has identified approximately 150 non-critical items to be tested for Y2K compliance, and is assessing approximately 260 vendor relationships. While these systems and relationships are not considered critical to the Company's business operations, every reasonable effort has been made to identify and correct those that are not Y2K compliant. The Company is in the process of completing its review of these vendors.

The Company expects to complete a formal contingency plan relative to undetected
Y2K problems prior to December 1999.   At the current time, there does not
appear to be any critical piece of equipment for which backup cannot be provided. The worst case scenario would likely involve adding additional short-term labor to perform repetitive manufacturing tasks. There could also be some incremental costs of replacing current testing capabilities if the Company's on-site test equipment should fail. While these extra costs have not yet been estimated, they would not be expected to have a material impact on the Company's financial condition or operating results.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities.
Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at September 30, 1999.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 2 - CHANGE IN SECURITIES AND USE OF PROCEEDS

On July 15, 1999 and September 17, 1999, as part of an agreement between the Company and Inamed Corporation, the Company sold 219,864 and 316,310 shares, respectively, of Advanced Tissue Sciences' common stock to Inamed for $3.5 million or at an average price of approximately $6.53 per share. As part of this stock purchase, Inamed Corporation also received five-year warrants to purchase up to 350,000 shares of common stock at an average price of approximately $13.06 per share. All of these securities were issued to Inamed pursuant to Regulation D of the Securities Act of 1933.

ITEM 5 - OTHER INFORMATION

(a)  Public Offering

     On November 10, 1999, the Company completed a public offering of units from which the Company received gross proceeds of $15 million. The units were sold directly by the Company under Registration Statement No. 333-82683 on Form S-3. The offering resulted in the sale of an aggregate of 3,750,000 units to the State of Wisconsin Investment Board at a purchase price of $4.00 per unit. Immediately upon issuance, each unit separated into one share of the Company's common stock and one warrant to purchase 0.46666666 shares of common stock, resulting in the issuance and sale of an aggregate of
(i) 3,750,000 shares of common stock and (ii) warrants to purchase
1,750,000 shares of common stock at a purchase price of $4.00 per share.
The warrants are exercisable at any time over the next three years.

     In connection with the offering, the Company entered into a Securities Purchase Agreement with the State of Wisconsin Investment Board (the "Securities Purchase Agreement"), pursuant to which the Company agreed to reserve up to $5 million of the proceeds for the redemption of any of its Series B Convertible Preferred Stock, submitted for conversion at or below $3.58 per share. The remaining $10 million of the proceeds will be used to fund existing operations. In addition, pursuant to the terms of the Securities Purchase Agreement, the Company terminated its $50 million equity line with Hatteras Partners, L.P. and amended its Rights Agreement with ChaseMellon Shareholder Services, L.L.C. (the "Rights Agreement"). The
Rights Agreement has been amended to exclude the State of Wisconsin Investment Board ownership interest in the Company from triggering the exercise of rights under the Rights Agreement, so long as its interest does not exceed 19.99% and securities are acquired in the ordinary course of business and not for the purpose of changing or influencing control.

     This description of the Securities Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Securities Purchase Agreement, and the related warrants, the amendment to the Rights Agreement and the press release filed or incorporated by reference in this Quarterly Report on Form 10-Q as Exhibits 4.1, 4.2, 4.3,
10.1 and 99.1.  These documents are incorporated herein by this reference.

(b)  Factors That May Effect Future Results

     The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business and the businesses of our subsidiaries. You should also consider the other information described in this report.

RISKS RELATED TO OUR BUSINESS
-----------------------------

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

     To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses. To September 30, 1999, we had incurred cumulative net operating losses of $231.6 million. Our ability to achieve profitability depends in part upon our ability to successfully manufacture and market Dermagraft and TransCyte for skin ulcers and burns. We may never achieve a profitable level of operations or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

IF OUR PRODUCTS FAIL IN CLINICAL STUDIES, WE WILL BE UNABLE TO OBTAIN FDA APPROVAL AND WILL NOT BE ABLE TO SELL THOSE PRODUCTS.

     In order to sell our products that are under development, and our existing products for additional applications, we must receive regulatory approval for our products. To obtain those approvals, we must conduct clinical studies demonstrating that our products are safe and effective. If we cannot obtain FDA approval for a product or any additional application of a product, that product cannot be sold and revenues will suffer.

     Early in 1998, an FDA Advisory Panel recommended the FDA approve Dermagraft for marketing in the United States for the treatment of diabetic foot ulcers. The Advisory Panel's recommendation included certain conditions we would have needed to satisfy after the commercial introduction of Dermagraft. However, in June 1998, the FDA requested we complete an additional controlled clinical trial to support our application for approval to market Dermagraft for the treatment of diabetic foot ulcers. We are currently conducting this additional pivotal clinical trial. Commercial introduction within the United States is subject to successful completion of the additional clinical trial and FDA approval.

     Although Dermagraft appears promising based on clinical studies to date, it may not be successful in this additional clinical trial or other future clinical trials. Our ongoing clinical study of Dermagraft, and clinical studies of our other products, may be delayed or halted for various reasons, including:

     - the product is not effective, or physicians think that it is not effective;
     -  patients experience severe side effects during treatment;
     -  patients do not enroll in the study at the rate we expect, or
     -  product supplies are not sufficient to treat the patients in the study.

     In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that we have demonstrated that Dermagraft, or any of our other products, are safe and effective after we complete clinical trials.

WE WILL NEED ADDITIONAL FUNDS TO SUPPORT OPERATIONS. IF WE ARE UNABLE TO OBTAIN THEM, WE WOULD BE UNABLE TO COMPLETE OUR PRODUCT DEVELOPMENT PROGRAMS AND WOULD HAVE TO REDUCE OR CEASE OPERATIONS, OR ATTEMPT TO SELL SOME OR ALL OF OPERATIONS OR TO MERGE WITH ANOTHER ENTITY.

     The further development of our technology and products as well as any further development of manufacturing capabilities or the establishment of additional sales, marketing and distribution capabilities will require the commitment of substantial funds. Our existing working capital will not be sufficient to meet our needs. Potential sources of additional funds include payments from our alliances with Smith & Nephew and Inamed Corporation, and our borrowing capacity under the cartilage joint venture with Smith & Nephew. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture or, to a lesser extent, the cartilage joint venture, we would experience a substantial increase in the need for and use of our working capital to support the commercialization and manufacture of our Dermagraft and TransCyte products or the development of our orthopedic cartilage products. We may pursue additional public or private offerings of debt or equity securities or other means. We could also acquire additional funding through collaborative arrangements or the extension of existing arrangements, which could require the issuance of additional equity interests in us.

     To the extent that we choose not to or are unable to establish such arrangements, we would experience increased capital requirements to undertake research, development and marketing of our proposed products at our own expense. If we are not able to meet these expenses we may be unable to continue our operations.

     We may not satisfy the milestones for additional funds under the joint ventures with Smith & Nephew or the Inamed alliance. We also may not be able to obtain adequate funds under other existing or future arrangements when such funds are needed or, if available, on terms acceptable to us.

     Insufficient funds may require us to delay, scale back or eliminate certain of our research and product development programs or that we license third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves or that we attempt to merge with another entity.

OUR PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET AND MAY NOT BE SUCCESSFULLY COMMERCIALIZED BECAUSE PHYSICIANS AND PATIENTS MAY NOT PURCHASE OR USE THEM.

     Our products are based on new and innovative technologies and the medical community or the general population may not broadly purchase or use our products as alternatives to existing methods of treatment. Sales of our products may be adversely affected by:

     -  their respective cost;

     -  concerns related to efficacy;

     -  the effectiveness of alternative methods of treatment; and

     -  the insufficiency of third-party reimbursement.

     Any future negative events or other unfavorable publicity involving the use of our products could also adversely affect acceptance of our products. Both we and Smith & Nephew have limited direct experience marketing or obtaining third-party reimbursement for these types of products.

     Additionally, TransCyte has only been marketed and sold in the United States for a limited period of time and may not achieve commercial acceptance in the United States. Similarly, Dermagraft has only been sold internationally and may never achieve commercial acceptance in the United States even if it receives FDA approval.

WE RELY ON THIRD PARTIES TO MARKET, DEVELOP AND SELL OUR PRODUCTS AND THOSE THIRD PARTIES MAY NOT PERFORM SUCCESSFULLY. OUR DEPENDENCE ON THIRD PARTIES AND OUR LACK OF SALES AND MARKETING PERSONNEL COULD LIMIT OUR ABILITY TO DEVELOP OUR PRODUCTS OR TO GENERATE REVENUES FROM PRODUCT SALES.

     We are particularly dependent on Smith & Nephew with respect to the Dermagraft and the cartilage joint ventures. The amount and timing of resources to be devoted by Smith & Nephew is not within our control. In addition, the Dermagraft and cartilage joint venture agreements provide that they may be terminated prior to their expiration under certain circumstances that are outside our control. If Smith & Nephew does not perform its obligations as expected or if Smith & Nephew has a strategic shift in its business focus, it would be difficult for us to successfully complete the development efforts of the Dermagraft and cartilage joint ventures. We are relying on Smith & Nephew and others to market our products both domestically and internationally. Our success in generating market acceptance of Dermagraft and TransCyte will depend on the marketing efforts of Smith & Nephew. We cannot control the amount and timing of resources that Smith & Nephew or others may devote to marketing and selling our products. Smith & Nephew may not perform its obligations under the Dermagraft Joint Venture as expected. Our failure to achieve broad use of Dermagraft for the treatment of diabetic foot ulcers and, to a lesser extent, TransCyte for burn care, would hurt our ability to generate revenues and any future profits.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO PREVENT OTHER COMPANIES FROM USING OUR TECHNOLOGY IN COMPETITIVE PRODUCTS. IF WE INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WE MAY BE PREVENTED FROM DEVELOPING OR MARKETING OUR PRODUCTS.

     Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. Our competitors may develop products that are the same as our products and market those products after our patents expire, or may design around our existing patents. If this happens, sales of our products would suffer and our ability to generate revenues will be severely impacted. Furthermore, patents may be issued to others that prevent the manufacture or sale of our products. We may have to pay significant fees or royalties to license those patents in order to continue marketing our products. This would cause any future profits on sales of our products to decline.

     Our dependence upon having exclusive rights to the technology covered under our patent applications and licensed patent applications is subject to the following risks:

     -  applications may not result in issued patents;

     - current or future issued or licensed patents, trade secrets or know-how may not afford protection against competitors with similar technologies or processes,

     -  any patents issued may be infringed upon or designed around by others;
        or

     - others may independently develop technologies or processes that are the same as or substantially equivalent to ours.

     In addition to patent protection, we also rely on trade secrets, know-how and technology advances. We enter into confidentiality agreements with our employees and others, but these agreements may not be effective in protecting our proprietary information. Others may independently develop substantially equivalent information or obtain access to our know-how.

     Litigation, which is very expensive, may be necessary to enforce or defend our patents or rights and may not end favorably for us. Any of our licenses, patents or other intellectual property may be challenged, invalidated, canceled, infringed or circumvented and may not provide any competitive advantage to us.

IF THE THIRD-PARTY SUPPLIERS THAT SUPPLY THE MATERIALS NECESSARY TO MANUFACTURE OUR PRODUCTS DO NOT SUPPLY QUALITY MATERIALS IN A TIMELY MANNER, IT MAY DELAY OR IMPAIR OUR ABILITY TO DEVELOP AND COMMERCIALIZE PRODUCTS ON A TIMELY AND COMPETITIVE BASIS OR ADVERSELY AFFECT OUR POTENTIAL FUTURE PROFITABILITY.

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

     Interruptions in supplies for the manufacture of our Dermagraft and TransCyte products may occur in the future and we may have to obtain substitute vendors for these materials. Any significant supply interruption would delay our clinical trials as well as our product development and marketing programs. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could prevent or delay our ability to manufacture products.

IF OUR PRODUCTS THAT ARE IN AN EARLY STAGE OF DEVELOPMENT ARE NEVER SUCCESSFULLY COMMERCIALIZED WE MAY NOT HAVE REVENUES TO CONTINUE OPERATIONS.

     We have products that are in an early stage of development. To date only TransCyte has been approved for commercial sale, and only Dermagraft has advanced to clinical trials for the treatment of diabetic foot ulcers in the United States. However, Dermagraft will still require further marketing approvals from the FDA, and all of our other products are at earlier stages of research, development and testing. These products, including additional indications for Dermagraft and TransCyte, will require significant additional research and development, as well as extensive preclinical and clinical testing.

     Since our products are based on innovative technologies, there are many reasons why our products may not advance beyond their early stage of development. These reasons include the possibilities that:

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

RISKS RELATED TO OUR INDUSTRY
-----------------------------

IF WE FAIL TO OBTAIN REGULATORY APPROVAL TO COMMERCIALLY MANUFACTURE OR SELL ANY OF OUR PRODUCTS, OR IF APPROVAL IS DELAYED, IT COULD INCREASE THE COST OF PRODUCT DEVELOPMENT, OR ULTIMATELY PREVENT OR DELAY OUR ABILITY TO SELL OUR PRODUCTS AND GENERATE REVENUES.

     We and our collaborators are subject to extensive government regulation. The FDA and other state and foreign regulatory authorities require rigorous preclinical testing, clinical trials and other product approval procedures for our products. Numerous regulations also govern the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of our products. The process of obtaining these approvals and complying with applicable government regulations is time consuming and expensive. The FDA and other state or foreign regulatory authorities have limited experience with our technology and products. As a result, our products are susceptible to requests for clinical modifications or additional supportive data, or changes in regulatory policy, which could substantially extend the test period for our products resulting in delays or rejections. Even after substantial time and expense, we may not be able to obtain regulatory product approval by the FDA or any equivalent state or foreign authorities. If we obtain regulatory product approval, the approval may limit the uses for which we may market the product.

     For example, in June 1998, the FDA indicated that our marketing application for Dermagraft for the treatment of diabetic foot ulcers was not approvable without supportive data from an additional clinical trial. We are currently conducting the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers as requested by the FDA. If the trial is not successful or if we do not receive FDA approval at the conclusion of the clinical trial it will prevent or at least delay sales of Dermagraft.

     In addition, although the FDA has classified TransCyte as a medical device, the state of California and the state of New York have notified us that we must register as a tissue bank in order to manufacture or distribute TransCyte in those states. Although many states do not regulate tissue banks, there are certain other states besides California and New York that do. Such states could take a position similar to California and New York with regard to the regulatory status of TransCyte. In June 1997, we submitted a request to the FDA for an advisory opinion that the FDA's regulation of this product as a medical device preempts New York from regulating it as human tissue under a different licensing scheme. Both New York and California have provided written submissions to the FDA urging the agency to deny our request. To date, the FDA has not ruled. If states are permitted to regulate TransCyte as a human tissue, we and our customers could be subjected to a costly new layer of regulation. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. We are currently distributing TransCyte in the State of New York under a provisional tissue banking license. Due to the similarities of the products, regulations applicable to TransCyte are also expected to apply to our Dermagraft product as well.

     After regulatory approval is obtained, our product, its manufacture and related manufacturing facilities will be subject to continual review and periodic inspections. Any subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. For example, after inspecting the manufacturing facility early in 1998 in conjunction with our application for the approval of Dermagraft for the treatment of diabetic foot ulcers, the FDA notified us of numerous objectionable conditions under a Form FDA 483 list of observations. These observations concerned our manufacturing processes and systems for Dermagraft and TransCyte. In March 1998, the FDA issued a warning letter requiring us to investigate and correct the conditions identified by the FDA. In September 1998, we successfully completed a reinspection by the FDA of our manufacturing facility and quality systems. However, we must continue to pass future inspections by the FDA of our manufacturing facility.

     Our research and development activities and operations involve the controlled use of small quantities of radioactive compounds, chemical solvents and other hazardous materials. In addition, our business involves the growth of human tissues. In the event of an accident, we could be held liable for any damages that result. In addition, these research activities and operations are subject to continual review under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state or local laws and regulations which impact our ability to develop and market our products.

HEALTHCARE REFORM MEASURES AND REIMBURSEMENT PROCEDURES MAY PREVENT US FROM OBTAINING AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR PRODUCTS THAT IN TURN WOULD DECREASE OUR ABILITY TO GENERATE REVENUES.

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

     We have supported health economics studies and research and have developed cost offset or cost-effectiveness models with respect to our TransCyte and Dermagraft products in an effort to help obtain appropriate and adequate third party coverage and reimbursement for these products. However, these products are novel and as such are subject to inherent uncertainty in the area of reimbursement. Adequate government or private payor coverage or levels of reimbursement may not be available for any of our products and we may not be able to maintain price levels sufficient for the realization of an appropriate return on our investment in such products. Failure to obtain sufficient coverage and reimbursement levels for uses of our products could decrease the market acceptance of such products.

DISCOVERIES OR DEVELOPMENT OF NEW TECHNOLOGIES BY OUR COMPETITORS OR OTHERS MAY MAKE OUR PRODUCTS LESS COMPETITIVE OR MAKE OUR PRODUCTS OBSOLETE.

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

     In the area of burns, we compete primarily with cadaver skin or porcine tissue. We are also aware of several companies that have developed technologies involving processed cadaver skin used as a skin replacement, such as LifeCell Corporation, or sheets of cells grown from the patient's own skin, such as Genzyme Tissue Repair and Cell Culture Technology. Integra Life Sciences or Integra has Integra Artificial Skin consisting of a bovine or animal-derived matrix with a synthetic covering, for the treatment of burn wounds. In June 1999, Integra announced that Johnson & Johnson Medical obtained worldwide exclusive marketing and sales rights, excluding Japan, to Integra Artificial Skin. In addition, we are aware that Ortec International, Inc. has completed a pilot clinical trial with its composite cultured skin product, consisting of two types of skin cells, fibroblasts and keratinocytes, on a bovine or animal-derived collagen sponge, for the treatment of burn wounds. Several other companies are also developing or plan to develop growth factors as a treatment for second degree or small first degree burns.

     In the area of diabetic foot ulcers, Chiron Corporation and the Ortho-McNeil division of Johnson & Johnson have received FDA approval and are marketing a platelet-derived growth factor for the treatment of diabetic foot ulcers. In addition, Organogenesis, Inc. has completed clinical trials for the use of Apligraf, a product using cultured human cells seeded onto a bovine or animal-derived matrix, for the treatment of diabetic foot ulcers. Organogenesis received FDA approval to market Apligraf in the treatment of venous ulcers or "leg ulcers" in May 1998. Organogenesis has also entered into an alliance with Novartis Pharma AG for the marketing of Apligraf. Ortec has also announced plans to test its cultured skin product in diabetic foot ulcers.

     With respect to cartilage repair, Genzyme Tissue Repair is currently selling a service to process a patient's own cartilage cells as a treatment for defects in the knee. We are also aware that Integra and Osiris Therapeutics, Inc. are engaged in research on cultured cartilage products.

     Other factors such as our ability to secure regulatory approval for our products, to implement production and marketing plans, and to secure adequate capital resources will also impact our competitive position. We may not have the resources to compete successfully.

IF WE ARE NOT ABLE TO ATTRACT KEY PERSONNEL AND ADVISORS OR IF OUR CURRENT MANAGEMENT AND TECHNICAL PERSONNEL LEAVE THE COMPANY, IT MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN FINANCING OR DEVELOP OUR PRODUCTS.

     Our success will depend in large part upon our ability to attract and retain qualified scientific, administrative and management personnel as well as the continued contributions of our existing senior management and scientific and technical personnel. We face strong competition for such personnel and we cannot give any assurance that we will be able to attract or retain such individuals. In particular, if we lose the services of either Arthur J. Benvenuto, our Chairman and Chief Executive Officer, or Dr. Gail K. Naughton, our President and Chief Operating Officer, it will limit our ability to achieve our business objectives and could make it difficult to raise additional funds or to attract partners.

WE MAY NOT HAVE ADEQUATE INSURANCE AND IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, IT MAY RESULT IN REDUCED DEMAND FOR OUR PRODUCTS OR DAMAGES THAT EXCEED OUR INSURANCE LIMITATIONS.

     The use of any of our products, whether for commercial applications or during clinical trials, exposes us to an inherent risk of product liability claims in the event such products cause injury, disease or result in adverse effects. Such liability might result from claims made directly by healthcare institutions, contract laboratories or others selling or using such products.
We currently maintain product liability insurance coverage; however, such insurance coverage might not be sufficient to fully cover any potential claims. Such insurance can be expensive and difficult to obtain. Adequate insurance coverage may not be available in the future at an acceptable cost, if at all, or in sufficient amounts to protect us against any such liability. Any product liability claim in excess of insurance coverage would have to be paid out of our cash reserves which would have a detrimental effect on our financial condition.

DISCOVERY OF PREVIOUSLY UNKNOWN PROBLEMS WITH A PRODUCT, MANUFACTURER, OR FACILITY, COULD RESULT IN PRODUCT RECALLS OR WITHDRAWALS AND SIGNIFICANTLY REDUCE OUR RESOURCES.

     Our tissue repair and transplantation products are complex and must be manufactured under well-controlled and sterile conditions, in addition to meeting strict product release criteria. Any manufacturing errors or defects, or uncorrected impurity or variation in a raw material, either unknown or undetected by us, could affect the quality and safety of our products. If any of the defects were material, we could be required to undertake a market withdrawal or recall of the affected products. The cost of a market withdrawal or product recall could significantly reduce our resources.

RISKS RELATED TO FINANCING
--------------------------

OUR STOCK PRICE COULD CONTINUE TO BE VOLATILE AND ANY INVESTMENT COULD SUFFER A DECLINE IN VALUE, ADVERSELY AFFECTING OUR ABILITY TO RAISE ADDITIONAL CAPITAL WHICH COULD IN TURN DELAY COMMERCIALIZATION OF OUR PRODUCTS.

     The market price of our common stock has fluctuated significantly in recent years and is likely to fluctuate in the future. For example, from September 1997 to September 1999, our common stock has closed as high as $17.00 per share and as low as $1.97 per share. Factors contributing to this volatility have included:

     -  the results of research or scientific discoveries by us or others;

     -  progress or the results of preclinical and clinical trials;

     -  new technological innovations;

     -  the approval and commercialization of products;

     -  developments concerning technology rights;

     -  litigation and related developments; and

     -  public perception regarding the safety and efficacy of our products.

Fluctuations in our financial performance from period to period, the issuance of analysts' reports and general industry and market conditions also tend to have a significant impact on the market price of our common stock.

FUTURE SALES OF OUR SECURITIES IN THE PUBLIC MARKET COULD LOWER OUR STOCK PRICE AND IMPAIR OUR ABILITY IN NEW STOCK OFFERINGS TO RAISE FUNDS TO CONTINUE OPERATIONS.

     The market price of our securities could drop due to sales of a large number of our securities or the perception that these sales could occur. Such sales also might make it more difficult for us to sell equity securities in the future at a price that we deem appropriate.

OUR CHARTER DOCUMENTS AND STOCKHOLDER RIGHTS PLAN MAY PREVENT US FROM PARTICIPATING IN TRANSACTIONS THAT COULD BE BENEFICIAL TO STOCKHOLDERS.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

 Exhibit
   No.            Title                      Method of Filing
 -------          -----                      ----------------

  3.1     Restated Certificate of            Incorporated by Reference to
          Incorporation of Advanced          Exhibit 3.1 to the Registrant's
          Tissue Sciences, Inc. as in        Annual Report on Form 10-K for
          effect on February 16, 1999        the Year Ended December 31, 1998

  3.2     Restated By-Laws of the            Incorporated by Reference to
          Registrant Dated September 17,     Exhibit 3 to the Registrant's
          1991                               Form 10-Q for the Quarter Ended
                                             October 31, 1991

  3.3     Certificate of Designations,       Incorporated by Reference to
          Preferences and Rights of Series   Exhibit 3.1 to the Registrant's
          B Convertible Preferred Stock of   Current Report on Form 8-K dated
          Advanced Tissue Sciences, Inc.     July 10, 1998

  4.1     Common Stock Purchase Warrant      Filed Herewith
          between the State of Wisconsin
          Investment Board as Trustee for
          the Fixed Retirement Investment
          Trust and Advanced Tissue Sciences,
          Inc., Dated November 10, 1999

  4.2     Common Stock Purchase Warrant      Filed Herewith
          between the State of Wisconsin
          Investment Board as Trustee for
          the Variable Retirement Investment
          Trust and Advanced Tissue Sciences,
          Inc., Dated November 10, 1999

  4.3     First Amendment to Rights          Incorporated by Reference to
          Agreement entered into as of       Exhibit 1 for Form 8-A, as
          November 8, 1999, between          amended, dated November 10, 1999
          ChaseMellon Shareholder Services,
          L.L.C., as Rights Agent and
          Advanced Tissue Sciences, Inc.

 10.1     Securities Purchase Agreement       Incorporated by Reference to
          dated as of November 5, 1999,       Exhibit 2 to Form 8-A, as
          between the State of Wisconsin      amended, dated November 10, 1999
          Investment Board and Advanced
          Tissue Sciences, Inc.

 27       Financial Data Schedule             Filed With Electronic Copy Only

 99.1     Press Release of the Company        Filed Herewith
          dated November 10, 1999

(b)   Reports on Form 8-K - none

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ADVANCED TISSUE SCIENCES, INC.



Date:  November 12, 1999                 /s/  Arthur J. Benvenuto
     -----------------------          ---------------------------------
                                      Arthur J. Benvenuto
                                      Chairman of the Board and
                                      Chief Executive officer


Date:  November 12, 1999                 /s/  Michael V. Swanson
     -----------------------          ---------------------------------
                                      Michael V. Swanson
                                      Senior Vice President and
                                      Chief Financial Officer