Form 10-K405
period 1999-12-31
ADVANCED TISSUE SCIENCES INC
filed 2000-03-28
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-016607
                         _______________________________

                         ADVANCED TISSUE SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                          14-1701513
      --------------------                                   ----------
   (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                       Identification No.)

 10933 North Torrey Pines Road, La Jolla, California            92037
 ---------------------------------------------------          ----------
     (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (858) 713-7300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                         Preferred Share Purchase Rights
                         -------------------------------
                                (Title of Class)

                         -------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates on March 22, 2000 was approximately $508,164,851.

     As of March 22, 2000 there were 59,840,958 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2000, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

     Certain exhibits filed with the Company's prior registration statements and Forms 10-K, 8-K and 10-Q are incorporated herein by reference into Part IV of this Report.

                                     PART I

     THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES" AND WORDS OF SIMILAR IMPORT. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE OF THIS REPORT, AS A RESULT OF SUCH RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH BELOW IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS QUARTERLY REPORTS ON FORM 10-Q.

ITEM 1.  BUSINESS

INTRODUCTION

     Advanced Tissue Sciences, Inc. (the "Company" or "Advanced Tissue Sciences") is a leading tissue engineering company engaged in the development of human-based tissue products for therapeutic applications. The Company is currently focusing its efforts on wound care, orthopedics, aesthetic, reconstructive and cardiovascular applications. Utilizing principles of cell biology, bioengineering, biochemistry, and polymer and transplant science, the Company has developed and is applying a proprietary core technology in which living human cells are cultured in vivo or ex vivo in a manner that allows the cells to develop and assemble into a functioning three-dimensional tissue. With this proprietary technology, Advanced Tissue Sciences has successfully replicated a variety of human tissues.

     Advanced Tissue Sciences' objective is to redefine tissue repair and transplantation by developing, manufacturing and marketing products produced through tissue engineering. The Company's product strategy is to utilize its patented core technology to develop multiple products which address unmet therapeutic needs or offer improved, cost-effective alternatives to current treatments. By building upon its base of scientific knowledge through the continued application of its proprietary core technology, the Company believes it has significant synergies in the development, clinical testing and manufacture of successive tissue products. The Company also seeks to increase its return and the potential use of its products by identifying and pursuing multiple indications for its products.

     Leading the Company's product development efforts are therapeutic skin products that address the wound care (primarily burn and skin ulcer) markets. These products are based on three-dimensional, human tissues designed by the Company as temporary or permanent replacements for human dermis. These products were developed for conditions where the dermis (the inner skin layer) has been injured or destroyed, such as in severe burns and chronic skin ulcers. The dermis is essential to normal skin function and healing and, unlike epidermis (the outer skin layer), may not regenerate into normal tissue after injury. The Company's two skin products, Dermagraft(R) and TransCyte(TM), are currently being sold in certain markets and the Company has other products in various stages of development.

     The Company's first commercial product, TransCyte, a temporary covering for burns, was first approved for commercial sale by the U.S. Food and Drug Administration ("FDA") in March 1997 for full-thickness, or third degree burns, and for partial-thickness, or second degree burns, in October 1997. Dermagraft for the treatment of diabetic foot ulcers, a living, human dermal replacement, is currently being marketed in the United Kingdom and several other European countries, Canada, Australia and New Zealand. Both TransCyte and Dermagraft are being commercialized through a joint venture with Smith & Nephew plc ("Smith & Nephew"). The Company is also pursuing FDA approval for Dermagraft for the treatment of diabetic foot ulcers in the United States.

     In January 1998, the General and Plastic Surgery Devices Panel of the Medical Devices Advisory Committee to the FDA recommended that the agency approve Dermagraft for the treatment of diabetic foot ulcers with the conditions that the Company perform a post-marketing study to confirm efficacy and provide physician training. However, in June 1998, the FDA indicated the Premarket Approval ("PMA") application for Dermagraft was not approvable without supportive data from an additional clinical trial. In August 1998, the Company received approval from the FDA for an additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers. The clinical trial began in late 1998 and the results of a planned interim analysis of data from this trial were announced in December 1999. These data showed that, although statistical significance was not achieved at the interim analysis, Dermagraft was healing more ulcers than the control treatment in those diabetic foot ulcers having a duration of greater than six weeks.

     In February 2000, the FDA approved an amendment to the Investigational Device Exemption (IDE) for the additional controlled clinical trial of Dermagraft in the treatment of diabetic foot ulcers. Based on the interim analysis, the IDE was amended to revise the enrollment criteria and the statistical plan for data analysis. The amended IDE allows for the modification of the study inclusion criteria to limit future enrollment to patients with ulcers of greater than six weeks duration. In addition, the amended statistical plan allows the Company to integrate the interim data with additional data generated since the interim data were analyzed from patients with ulcer duration of greater than six weeks. If these additional data confirm the treatment benefit that was seen in the interim analysis for patients with ulcer duration of greater than six weeks, the Company believes it could submit an amendment to the PMA application to the FDA as early as mid-year. See "Products - Wound Care Products - Skin Ulcers - Diabetic Foot Ulcers."

     TRANSCYTE. TransCyte, originally developed as an alternative to human cadaver skin to treat severely burned patients, is being used to treat both full and partial-thickness burns. TransCyte consists of a dermal tissue with an ultra-thin synthetic covering that acts as a protective cover. In full-thickness burns, TransCyte is designed to help retain fluids and reduce the risk of infection until a sufficient amount of the patient's own skin becomes available for grafting. In partial-thickness burns, TransCyte, as compared to silver sulfadiazine, has been shown to heal burns significantly faster.

     Of the approximately 1.25 million people who suffer burn injuries annually in the United States, up to 13,000 are severely burned and require skin grafts. TransCyte was initially approved to address the approximately 1,500 severely burned patients with burns exceeding 20% body surface area. Another 30,000 to 40,000 burn victims, often children, suffer the partial to mid-dermal burns also being addressed by TransCyte. These burns frequently result from household hazards such as scalds from hot liquids, faulty heating pads or misuse of ignition fluids. TransCyte is being marketed for burns in the United States, the United Kingdom and several other European countries, Canada, Australia and New Zealand, and will be marketed in the rest of the world subject to regulatory approvals, through a joint venture with Smith & Nephew. See "Products - Wound Care Products - Burns."

     The Company believes that TransCyte may also have a role in treating pressure ulcers. There are over 19,000 nursing homes treating over 500,000 patients suffering from pressure ulcers in the United States annually. In addition, it has been estimated that over 3% of all hospitalized patients in the United States suffer from pressure ulcers. The Company is currently conducting a pilot clinical trial in the United States of TransCyte in the treatment of pressure ulcers.

     DERMAGRAFT. Dermagraft is a human dermal replacement product grown on a bioabsorbable scaffold. It is designed to provide a healthy, metabolically active dermal matrix in chronic ulcers to support wound closure. Healing skin ulcers faster can potentially reduce the risk of infection (and, in the case of diabetic foot ulcers, the subsequent risk of amputation), as well as the need for skin grafting and reconstructive procedures. Chronic skin ulcers that may be addressed by Dermagraft include diabetic foot ulcers, venous ulcers and pressure ulcers. There are an estimated 300,000 to 400,000 patients with diabetic foot ulcers that represent the target market for Dermagraft treated in the United States each year. In addition, it is estimated that more than 1.5 million patients are affected by pressure ulcers and approximately 700,000 patients are diagnosed with venous ulcers in the United States each year.

     Dermagraft is also being developed and commercialized through the joint venture with Smith & Nephew. Under the joint venture agreement, Advanced Tissue Sciences has primary responsibility for manufacturing and Smith & Nephew has primary responsibility for the worldwide sales and marketing of Dermagraft and TransCyte. Building upon the introduction of Dermagraft for the treatment of diabetic foot ulcers in the United Kingdom and several other European countries, Canada, Australia and New Zealand, the joint venture plans, assuming successful completion of clinical trials and subject to obtaining regulatory approval, to introduce Dermagraft in the United States through Smith & Nephew's existing sales representatives and dedicated Dermagraft specialists. Smith & Nephew is known in the United States for its comprehensive training and customer education programs, and has successfully launched several advanced wound care products. The Company has completed a pilot clinical trial in the United Kingdom and Canada of Dermagraft in the treatment of venous ulcers and plans to present the data from this trial in an upcoming scientific forum. In addition, the Company is currently conducting a pilot clinical trial in the United States of Dermagraft in the treatment of pressure ulcers. See "Products - Wound Care Products - Skin Ulcers."

     ORTHOPEDICS. Through a separate joint venture with Smith & Nephew, the Company is developing tissue engineered cartilage for orthopedic applications utilizing its proprietary three-dimensional culture system. Over the past several years, the joint venture's activities have included the development of human tissue-engineered articular cartilage product. Tissue-engineered articular cartilage could provide a significant opportunity to treat patients at an earlier stage of joint degeneration, thereby delaying, or in some cases eliminating, the need for total joint replacements. Optimization of the product and preclinical studies continued in 1999, and are continuing in 2000, as the basis for advancing this product into clinical trials. With successful preclinical studies, pilot clinical trials could begin in 2000, subject to FDA approval. It is estimated that there are over 2 million arthroscopic knee procedures performed annually in the United States. See "Products - Orthopedic Products."

     FACIAL AND RECONSTRUCTIVE SURGERY. Through a strategic alliance with Inamed Corporation, the Company is developing certain aesthetic and reconstructive applications of its technology including products for use in cosmetic surgery such as a temporary covering after chemical peels or laser resurfacing, human collagen for wrinkle and cosmetic correction and as a bulking agent for the treatment of urinary incontinence, cartilage for plastic and reconstructive applications, and extracellular matrix for breast reconstruction. There are over 250,000 collagen injections given annually and over 1.1 million chemical peel or laser resurfacing procedures performed annually in the United States. In addition, the number of patients receiving injections to treat urinary incontinence is expected to rise to over 80,000 in 2000. See "Products
- Facial and Reconstructive Surgery Products."

     CARDIOVASCULAR. Through the use of its tissue engineering technology, Advanced Tissue Sciences is working on developing blood vessels that will grow and repair normally. The Company's tissue-engineered products may provide enhanced biocompatibility and improved patency with a reduced need for the anticoagulant drugs required with currently available products. In October 1997, Advanced Tissue Sciences was awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology. In collaboration with the Department of Bioengineering at the University of California, San Diego ("UCSD"), the Company is leading a multi-disciplinary effort to design, construct and evaluate tissue-engineered vascular grafts produced from cells grown on a biocompatible scaffold. The grant is structured to support this development program over a three-year period. The project is integrating current advances in cell culture, bioreactor technology, biomaterials and in vivo blood vessel mechanics to create a unique, living tissue replacement for blood vessels. The successful integration of these technologies through the collaboration between the Company and UCSD could lead to the development of grafts to treat coronary and peripheral artery vascular diseases. Other potential cardiac applications include a product to promote angiogenesis that can be used as an adjunctive therapy to cardiac assist devices as well as used in treating myocardial infarction and angina. See "Products - Cardiovascular Products."

     In the United States, over 900,000 people die each year from cardiovascular disease. Approximately 12.2 million people suffer from coronary artery disease and over 600,000 coronary artery bypass procedures are performed annually in the United States. Likewise, each year in the United States approximately 350,000 patients are diagnosed with peripheral vascular disease with over 115,000 bypass procedures for the thigh vein alone being performed annually.

     SMITH & NEPHEW PLC. In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). In January 1998, Advanced Tissue Sciences and Smith & Nephew expanded the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. At that time, the Company retained rights to market TransCyte for burns in the United States. In August 1998, the Dermagraft Joint Venture was further expanded to include the selling and marketing of TransCyte for full and partial-thickness burns in the United States beginning in October 1998. Smith & Nephew is a global medical device company with established sales in 90 countries. It markets technically innovative products principally in the areas of orthopedics, endoscopy, and wound management to deliver cost effective solutions, significant physician advantages and real patient benefits.

     As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996. In conjunction with the expansion of the joint venture, Smith & Nephew also made a $20 million equity investment in the Company in January 1998 and a payment to the Company through the Dermagraft Joint Venture of $15 million in January 1999. The Company also could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels and certain minimum levels of operating profit, additional payments of up to $136 million plus royalties on product sales. Advanced Tissue Sciences and Smith & Nephew are continuing to share in the revenues and expenses of the

Dermagraft Joint Venture; however, the Company is funding the first $6 million in expenses for conducting clinical trials and regulatory support for Dermagraft and TransCyte in the treatment of venous ulcers and pressure ulcers and Smith & Nephew is funding all milestone payments, if any. The Company also funded certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. See "Collaborations and Strategic Alliances - Smith & Nephew plc."

     In 1994, Smith & Nephew and Advanced Tissue Sciences entered into a separate fifty-fifty joint venture for the worldwide development, manufacture and marketing of human tissue-engineered cartilage for orthopedic applications (the "NeoCyte Joint Venture"). Under the terms of the NeoCyte Joint Venture agreement, Advanced Tissue Sciences will be responsible for supervising the manufacturing of cartilage tissue products. The NeoCyte Joint Venture will execute the research and development program, develop a worldwide marketing plan, and will utilize Smith & Nephew's established selling and distribution network to market the products. Smith & Nephew Endoscopy, a world leader in arthroscopy, is separately responsible for developing and manufacturing instrumentation that could be used for the arthroscopic insertion of the joint venture's cartilage products. As specified in the NeoCyte Joint Venture agreement, Smith & Nephew contributed the first $10 million in NeoCyte Joint Venture funding and the Company contributed certain technology licenses. NeoCyte Joint Venture revenues and expenditures in excess of the first $10 million are being shared equally by the partners. See "Collaborations and Strategic Alliances - Smith & Nephew plc."

     INAMED CORPORATION. In May 1999, Advanced Tissue Sciences, Inc. and Inamed Corporation ("Inamed") entered into a strategic alliance for the development and marketing of several of Advanced Tissue Sciences' human-based, tissue-engineered products for aesthetic and certain reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell tissue-engineered products for use in cosmetic surgery, cartilage for plastic and reconstructive surgery and extracellular matrix for use in breast recon-struction. In addition, in September 1999, Inamed also received license rights to use extracellular matrix, including human collagen, from Advanced Tissue Sciences' three-dimensional culture system for soft tissue augmentation (wrinkles and cosmetic correction) and as a bulking agent for the treatment of urinary incontinence. Inamed is a global surgical and medical device company engaged in the development, manufacturing and marketing of medical products for aesthetic medicine, plastic and reconstructive surgery and the treatment of obesity. See "Collaborations and Strategic Alliances - Inamed Corporation."

     Under the agreement between the parties, in exchange for worldwide licensing rights, Inamed has paid Advanced Tissue Sciences a series of payments totaling $10 million, including $5 million to purchase Advanced Tissue Sciences' common stock. Inamed also received five-year warrants to purchase up to 500,000 shares of common stock. In addition to royalties on product sales, Advanced Tissue Sciences may potentially receive up to a total of $10 million in milestones based on product approvals in the United States. Advanced Tissue Sciences is responsible for the funding and development of the products and the related manufacturing processes while Inamed is responsible for clinical and regulatory activities. Advanced Tissue Sciences, or an affiliate, may elect to manufacture the products developed under the agreement.

     Advanced Tissue Sciences, Inc. was incorporated under the laws of the State of Delaware in 1987. The Company maintains its executive offices at 10933 North Torrey Pines Road, La Jolla, California 92037, and its telephone number at that address is (858) 713-7300. Financial information regarding the Company's financial condition and results of operations can be found in a separate section of this Annual Report on Form 10-K beginning on page F-1.

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

     The Company has developed a proprietary core technology that combines the principles of cell biology, biochemistry and polymer science to create a three-dimensional living support stroma ex vivo. The support stroma is made by first seeding stromal cells (cell biology) onto a mesh framework (polymer science) in an environment that simulates the body. The cells attach, divide and secrete extracellular matrix proteins and growth factors (biochemistry), using the mesh as a scaffolding. This process results in a completely human stromal tissue that, in turn, may support the growth of organ specific cells into functional tissue. Advanced Tissue Sciences has been issued numerous United States and foreign patents covering its core technology and has several patent applications pending related to this technology. In addition, the Company has an exclusive license in particular fields of use to patents issued to the Massachusetts Institute of Technology ("MIT") covering the growth of vascularized human tissues or organs on three-dimensional biocompatible, biodegradable and non-biodegradable polymer scaffolds inside the body (in vivo).

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

* Ease of Use -- The Company's dermal products are easy for surgeons to apply using routine surgical techniques. In addition, the ultimate objective is to deliver tissue-engineered cartilage in a single arthroscopic procedure.

PRODUCTS

     The Company has a number of therapeutic tissue products that are in various stages of commercialization, clinical trials, preclinical studies and research. Currently, its primary product focus is directed toward wound care (for burns and skin ulcers), orthopedic, aesthetic, reconstructive and cardiovascular applications. In addition, based on available resources, clinical results, regulatory approvals, markets and other cost benefit considerations, the Company intends to bring other potential products to market in the future.

WOUND CARE PRODUCTS

     BURNS. Although there have been many advances in the care and treatment of severely burned patients, available alternatives remain fairly limited and success is highly dependent on the skills of burn surgeons and nurses. As a result of the need for improvements in patient care and the ability to closely monitor product performance, the Company selected severe burns, often referred to as third-degree burns, as the target for its first therapeutic use of the Company's tissue engineering technology. In addition, dermal tissue has several advantages over other tissues or organs in that it is grown from fibroblasts, which are both readily available and not subject to rejection by the body.

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

     In partial-thickness burns, commonly known as second-degree burns, the dermis has not been entirely destroyed and grafting is generally not required. In partial-thickness burns, the effort is to close the wound as quickly as possible to reduce pain, the incidence of infection and scarring. Partial-thickness burns are generally treated with antimicrobial agents, the most common being silver sulfadiazine which is applied topically. Dressing changes are generally performed twice a day and can be quite painful. At each dressing change, the surgeons will typically remove any damaged tissue. Goals in the treatment of these patients include achieving rapid healing and reducing pain, inflammation and scarring.

     BURN MARKET. Of the approximately 45,000 burn patients hospitalized annually in the United States, up to 13,000 are severely burned and require skin grafts. TransCyte was initially approved to address the approximately 1,500 severely burned patients requiring skin grafts with burns exceeding twenty percent of body surface area. Another 30,000 to 40,000 burn victims, often children and the elderly, suffer partial to mid-dermal, or second degree, burns each year in the United States. These burns frequently result from household hazards such as scalds from hot liquids, faulty heating pads or misuse of ignition fluids.

     FULL-THICKNESS BURNS. Patients with extensive full-thickness burns have only a limited amount of undamaged skin that can be used as donor sites for autografts. This shortage of donor sites prevents rapid closure of the burn wounds leaving the patient susceptible to infections and fluid loss, both of which can be life-threatening. When sufficient autograft is not available, human cadaver skin is often used as a temporary covering for the excised burns. However, cadaver skin may transmit infection and is immunologically rejected generally within several weeks of application. As a result, the patient may require additional surgical procedures to cover the wound, increasing the overall cost of treatment. Rejection can also give rise to complicating infections of the burn wounds and, in addition, repeated applications of cadaver skin can cause more rapid rejection. Removal of cadaver skin prior to autografting can be difficult and cause significant bleeding.

     TransCyte was developed as an alternative to human cadaver skin. TransCyte consists of a dermal tissue grown on scaffold with an ultra-thin synthetic covering that acts as a temporary epidermis that helps to retain fluids and prevent infections of the wound bed. As with cadaver skin, TransCyte must ultimately be removed from the wound bed prior to grafting. However, the Company believes that TransCyte offers significant advantages over cadaver skin. Cadaver skin has a number of limitations, such as limited availability, the potential for immunological rejection that necessitates repeat applications, significant bleeding and inflammation of the wound bed and the potential for disease transmission. However, TransCyte is manufactured, cryopreserved and ready for use as needed, has reduced bleeding on removal and the human tissue materials used in the manufacture of the Company's skin products, including TransCyte, are extensively tested for potential pathogens.

     In March 1997, the FDA gave the Company approval to begin commercial sales of TransCyte in the United States for use as a temporary covering for severe burn wounds. The approval was based on a pivotal clinical trial that demonstrated that TransCyte was successful in adequately preparing the wound bed for autografting, performing equal to or better than the cadaver skin control. In addition, TransCyte performed significantly better than the control with respect to important secondary endpoints such as ease of removal, amount of excision required, amount of bleeding upon excision and overall satisfaction rating as a temporary covering among clinical investigators. Under the approval, the Company is conducting post-marketing surveillance to generate additional information relative to infection rates.

     PARTIAL THICKNESS BURNS. In October 1997, the Company also received approval from the FDA to begin commercial sales of TransCyte in the United States for partial-thickness burns. In a clinical trial under a physician's IDE, TransCyte was evaluated as an alternative to silver sulfadiazine in the treatment of patients with limited to moderate partial-thickness burns. In the trial, TransCyte was affixed to the burns with adhesive strips and remained until the wound was closed. TransCyte was compared to silver sulfadiazine which had twice daily dressing changes and wound debridement as per the burn center's standard practice. The clinical trial results indicated that TransCyte showed a substantially reduced time to 90% healing or epithelialization, and required less time to heal. Under this approval, the Company is conducting post-market studies to compare TransCyte to another currently used treatment.

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

     TransCyte is currently available for sale in the United States, the United Kingdom and several other European countries, Canada, Australia and New Zealand through the Dermagraft Joint Venture and will be introduced in additional countries subject to regulatory approval. Although some countries regulate TransCyte as a pharmaceutical, this product is regulated as a device in the United States and Canada. See "Government Regulation."

     Based upon TransCyte's performance in treating patients with partial-thickness burns, the Company believes that LaserDerm(TM), which is being developed with Inamed, may reduce the pain, erythema, possible infection and time to healing in patients who have undergone laser resurfacing or chemical peel procedures which in effect burn the skin. LaserDerm represents a new application for the Company's TransCyte technology. See "Facial and Reconstructive Surgery Products."

     SKIN ULCERS. Chronic skin ulcers were also selected as one of the Company's first therapeutic targets. The Company believes that its Dermagraft product provides a healthy, metabolically active dermal matrix in the ulcer bed that will support growth of the patient's epidermis from the edges of the wound and promote wound closure and, thereby, reduce the time required to heal these wounds and potentially reduce the need for skin grafting and reconstructive procedures. The Company has benefited by applying the experience it has gained with TransCyte to Dermagraft as both products use similar raw materials (e.g., cell source and growth media), manufacturing processes, freezing procedures, storage methods and packaging concepts. No evidence has been seen in any clinical trials of Dermagraft of any safety issues and no incidents of immunologic rejections have been observed with Dermagraft. Dermagraft is regulated by the United States, Canada, Australia and New Zealand as a medical device. Many European and other countries are regulating Dermagraft as a pharmaceutical and some countries have not yet determined how they will regulate Dermagraft.

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

     Dermagraft is a dermal replacement product grown on a bioabsorbable scaffold. It is designed to provide a healthy, metabolically active dermal matrix in ulcers to support wound closure. Healing skin ulcers faster can potentially reduce the risk of infection (and, in the case of diabetic foot ulcers, the subsequent risk of amputation), as well as the need for skin grafting and reconstructive procedures. Skin ulcers that may be addressed by Dermagraft include diabetic foot ulcers, venous ulcers and pressure ulcers. The Company also believes that TransCyte may have a market as a temporary covering in pressure ulcers.

     ULCER MARKET. Over 3 million cases of chronic, slow-healing or non-healing skin ulcers are treated in the United States each year. In these wounds, the skin breaks down as a result of disruption of blood flow caused either by prolonged pressure over a localized area or by chronic diseases that affect the circulatory or peripheral nervous systems. In many of these patients, skin ulcers are open, often painful, wounds that are resistant to healing for many months or years. In part because current therapies for skin ulcers are often ineffective, the treatment of skin ulcers is an expensive process. Individual patient treatment can cost thousands of dollars per year.

     In the United States, approximately 300,000 to 400,000 diabetics suffer each year from full-thickness plantar ulcers that represent the Company's target market for Dermagraft. Ulcers that do not heal leave the patients susceptible to infection, which may lead to amputation of the foot or leg. More than 56,000 amputations occur each year in the United States among people with diabetes, 85% of which are preceded by a diabetic foot ulcer. The five-year survival rate following amputation ranges from approximately 40 to 70 percent. It is estimated that more than 1.5 million patients are affected annually by pressure ulcers in the United States with over 500,000 nursing home patients suffering from pressure ulcers each year. In addition, approximately 700,000 patients suffer with venous ulcers in the United States each year.

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

     In January 1998, the General and Plastic Surgery Devices Panel of the Medical Devices Advisory Committee to the FDA recommended that the agency approve Dermagraft for the treatment of diabetic foot ulcers in the United States, with the conditions that the Company perform a post-marketing study to confirm efficacy and provide physician training. The recommendation was based on the results of a pivotal clinical trial enrolling 281 patients and a 50-patient supplemental trial. The supplemental trial was performed to confirm the results of the pivotal clinical trial with product produced in the Company's commercial manufacturing systems and to commercial specifications.

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

     In connection with its review of the PMA application for Dermagraft, the FDA suggested that a Treatment Investigational Device Exemption ("Treatment IDE") application be submitted. The Treatment IDE is a new regulatory provision for devices that permits companies to make available promising new products under an agreed clinical protocol to patients with serious diseases for which there is no satisfactory alternative. In October 1998, the FDA approved the Company's application for a Treatment IDE for Dermagraft in the treatment of diabetic foot ulcers. Under a Treatment IDE, companies are allowed to recover manufacturing and distribution costs.

     In August 1998, the FDA granted approval of the Company's application for the additional controlled clinical trial for Dermagraft in the treatment of diabetic foot ulcers. The additional clinical trial was to include approximately thirty centers and provided for enrollment of a total of 330 patients (165 per arm). The study has the same primary endpoint, complete wound closure by twelve weeks, used in the previously conducted pivotal trial. Unlike the previous trial, a thirty-two week follow-up is not required.

     The clinical trial began in late 1998 and the results of a planned interim analysis of data from this trial were announced in December 1999. These data showed that, although statistical significance was not achieved at the interim analysis, Dermagraft was healing more ulcers than the control treatment in those diabetic foot ulcers having a duration of greater than six weeks. On an intent-to-treat basis for patients with ulcer duration greater than six weeks, 28% of patients who received Dermagraft healed completely in twelve weeks as compared to 14% of the patients treated with conventional therapy.

     In February 2000, the FDA approved an application for an amendment to the IDE for the additional controlled clinical trial of Dermagraft in the treatment of diabetic foot ulcers. Based on the previous data submitted to the FDA in December from the planned interim analysis, the IDE was amended to revise the enrollment criteria and the statistical plan for data analysis. The amended IDE allows for the modification of the study inclusion criteria to limit future enrollment to patients with ulcers of greater than six weeks duration. In addition, the amended statistical plan allows the Company to integrate the interim analysis data presented to the FDA in December with additional data generated since that time from patients with ulcer duration of greater than six weeks. If these additional data confirm the treatment benefit that was seen in the interim analysis for patients with ulcer duration greater than six weeks, the Company believes it could submit an amendment to the PMA application to the FDA as early as mid-2000.

     Dermagraft for the treatment of diabetic foot ulcers is approved for sale in Canada and Australia and has been commercially introduced in New Zealand, the United Kingdom and several other European countries. Dermagraft is to be marketed worldwide, subject to regulatory approvals, through the Dermagraft Joint Venture with Smith & Nephew. See "Collaborations and Strategic Alliances." Failure of the Company to gain FDA approval of Dermagraft for the treatment of diabetic foot ulcers in the United States in a timely manner or, if approved, to achieve significant market acceptance of the product would have a material adverse effect on the Company's business. See "Government Regulation."

     VENOUS ULCERS. Venous ulcers result when damage to the valves of the deep leg veins reduces their ability to return blood to the upper body, leading to pooling of blood in the legs and subsequent breakdown of the skin. Venous ulcers that do not respond to medical treatment often must be closed surgically by the use of skin grafts.

     In 1994, the Company completed a pivotal clinical trial in venous ulcers of a single application of Dermagraft under an Investigational Device Exemption from the FDA. In that trial, patients were tracked for a period of twenty-four weeks to evaluate wound closure. Analysis of the data from the pivotal trial showed no statistical differences between the patients in the control group and those treated with a single application of Dermagraft; however, analysis of the six-month follow-up data from patients in this trial did show a statistically significant difference in the recurrence rate of Dermagraft-treated patients (6%) versus control patients (20%) indicating a positive effect on the quality and durability of the ulcers healed by Dermagraft.

     Through the Dermagraft Joint Venture with Smith & Nephew, the Company began a pilot clinical trial of multiple applications of Dermagraft in the treatment of venous ulcers in March 1999. The trial was completed and the Company is evaluating the number of pieces or doses of Dermagraft that might be needed to achieve wound closure. In this trial, the Company is applying the knowledge gained from its trials of Dermagraft in diabetic foot ulcers to venous ulcers. The data from this trial will be presented in an upcoming scientific forum. The joint venture expects to begin a pivotal clinical trial of Dermagraft in the treatment of venous ulcers later in the year.

     PRESSURE ULCERS. Pressure ulcers are common in hospital and nursing home patients. Pressure ulcers form in skin that is continually compressed under the weight of a bedridden or wheelchair-bound patient, who does not periodically turn or roll to relieve the compressed skin. The compressed skin does not receive blood flow for an excessive time, ultimately forming a wound. Severe pressure ulcers frequently must be closed by the use of skin grafts or major reconstructive surgery.

     The Company, through the Dermagraft Joint Venture with Smith & Nephew, began separate pilot clinical trials using Dermagraft and TransCyte in the treatment of pressure ulcers in late 1999.

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

     The Company is developing its orthopedic cartilage products through the NeoCyte Joint Venture with Smith & Nephew. See "Collaborations and Strategic Alliances." The NeoCyte Joint Venture also has a right of first negotiation to develop other tissue-engineered products for orthopedic applications such as ligament, tendon and bone.

     ORTHOPEDIC MARKETS. It is estimated that in the United States in 1999, there were approximately 2 million arthroscopic procedures of the knee performed, including procedures involving articular cartilage, meniscus and ligaments. By intervening early in the degenerative process, the NeoCyte Joint Venture hopes to delay or perhaps even avoid some of the total knee replacement surgeries performed annually in the United States. There were an additional estimated 1 million arthroscopic procedures performed in the United States in joints such as the shoulder, wrist, and ankle in 1999 which could also be candidates for the joint venture's articular cartilage products.

     ARTICULAR CARTILAGE. Articular (joint) cartilage covers the opposing surfaces of all moving joints in the body. Even small defects in the articular cartilage can cause pain and subsequent restriction of joint motion. These defects greatly increase the probability of degenerative cartilage problems, such as arthritis, later in life. The primary treatment for these articular defects is to trim away intruding cartilage fragments via arthroscopy, which increases joint mobility but does not prevent long-term degenerative changes. Injuries resulting from sports trauma are a common cause of these cartilage defects. Tissue-engineered articular cartilage could provide a significant opportunity to treat patients at an earlier stage of joint degeneration, thereby delaying, or in some cases eliminating, the need for total joint replacements. Products to repair articular cartilage may ultimately be used in any joint in the body, such as knees, shoulders, elbows, wrists, hips and ankles.

     The Company, as part of the NeoCyte Joint Venture with Smith & Nephew, submitted an IDE in December 1996 requesting approval to begin a pilot clinical trial with human tissue-engineered articular cartilage for the repair of articular surfaces in knee joints. The FDA requested additional information with respect to the IDE. The IDE submission was based on a preclinical safety study using a small animal model. In this model, through twenty-four months of follow-up, no adverse events were observed with the product. Additionally, significant improvement in the repair of defects was observed in grafted versus ungrafted control sites. The grafted tissue had a significantly more hyaline-like appearance, greater content of sulfate glycosaminoglycans and a smoother articular surface as compared to the untreated defects. These results demonstrated the safety of the product and also that the repair tissue was of better quality and more closely resembled adjacent normal tissue than allowing the defects to heal by natural processes.

     The NeoCyte Joint Venture has been working to further develop and identify those critical factors believed necessary for the clinical success of an articular cartilage product in a large animal model. The results of this study thus far have demonstrated that untreated defects heal with scar tissue, as has been shown in humans, and, therefore, the model may be representative of the effect of tissue-engineered cartilage on progressions of degenerative joint diseases. Additionally, clincally relevant methods of fixation have been developed and tested using this model. With successful preclinical trials, pilot clinical studies could begin in 2000, subject to FDA approval.

     MENISCAL CARTILAGE. The meniscus is a cushion that acts as a shock absorber in the knee. It is frequently damaged or destroyed by sports injury or other trauma. Current repair procedures for avascular meniscal injuries have limited success in producing a long-term repair. The Company believes that its tissue engineering approach could offer a benefit in the repair and eventual total replacement of the meniscus. The NeoCyte Joint Venture has conducted collaborative preclinical studies with scientists under a sponsored research program which has shown that successful repair was achieved using tissue-engineered meniscal allografts, in comparison to failure to heal in a control group. In pilot preclinical studies, further sponsored research performed at Children's Hospital in Boston ("Children's Hospital") showed that tissue-engineered meniscus can be generated and may be used for total meniscal replacement. The joint venture has developed a prototype for a tissue-engineered meniscus. Laboratory and preclinical studies showed the technical feasibility of growing and implanting a tissue-engineered meniscus. The NeoCyte Joint Venture is currently focusing its resources on articular resurfacing rather than tissue-engineered menicus.

AESTHETIC AND RECONSTRUCTIVE SURGERY PRODUCTS

     The technology used in developing the Company's existing skin products and its research into the growth of orthopedic tissues is also being used in the development of products for asthetic and reconstructive surgery applications. This includes products for use as a temporary covering after laser resurfacing or chemical peels, human collagen for wrinkle and cosmetic correction and as a bulking agent for the treatment of urinary incontinence, cartilage for plastic and reconstructive applications, and extracellular matrix for breast reconstruction following a mastectomy or lumpectomy, or to treat deformities.

     LASER RESURFACING AND CHEMICAL PEELS. In 1998, over 160,000 patients underwent laser resurfacing in the United States. In addition, another 950,000 had chemical peels. Current issues with these types of procedures include pain and erythema (redness or inflammation) for up to 30 days and the patient may need to stay at home for up to two weeks. Based upon TransCyte's performance in treating patients with partial-thickness burns, the Company believes that LaserDerm, a new application for the Company's TransCyte technology, may reduce the pain, erythema, infection and time to healing in patients who have undergone these laser resurfacing or chemical peel procedures.

     HUMAN COLLAGEN. Collagen is a family of naturally occurring proteins that serve as the basic structural building blocks of the tissues found in skin, cartilage, bone, tendons, ligaments, arterial walls, and other organs and tissues of the body. Collagen is a major component of the skin products that are currently manufactured at Advanced Tissue Sciences. The Company intends to apply its existing technology, processes and expertise to manufacture human collagen and is currently developing a process for the bulk production of collagen. The objective of the Company's collagen program is to develop a fibrous collagen product which, after its purification, can be sterilized and easily injected or implanted into the human body.

     There are several uses and applications for bioengineered human collagen. Collagen can potentially be used for the correction of wrinkles and lip enhancement, as a bulking agent for the treatment of urinary incontinence and combined with extracellular matrix to be used in breast reconstruction following lumpectomies or to treat deformities. Human collagen may offer important advantages over the collagen currently marketed which is produced from animals. The Company believes that advantages of using human collagen may include the potential elimination of reactivity of some patients to foreign animal proteins and increased persistence in the body. In addition, bioengineered human collagen is derived from fibroblasts which have been extensively tested for a variety of viruses and pathogens. Additional applications of collagen may include medical device coatings, as an additive to cosmetics or use as a natural vehicle for drug delivery.

     RECONSTRUCTIVE CARTILAGE. Studies sponsored by the Company have shown that cartilage implants retain their shape for up to one year after implantation into the facial regions of animals. In addition, reseachers in this collaboration have developed an injectable cartilage product that has been successfully utilized to construct total ear and nose implants. Such implants have persisted in animals for over twelve months.

     The Company is to develop its facial and reconstructive surgery products through its strategic alliance with Inamed. See "Collaborations and Strategic Alliances - Inamed Corporation."

CARDIOVASCULAR PRODUCTS

     Cardiovascular tissue consists of a number of cell types including cardiac fibroblasts, smooth muscle cells and endothelial cells. Cardiac fibroblasts are closely related to the dermal fibroblasts that the Company uses to manufacture its existing skin products. Accordingly, dermal fibroblasts may be useful in the growth of vascular grafts and other cardiovascular products. The Company is also investigating the utility of smooth muscle cells, a functional component of the native artery, to add strength to the tissue-engineered vessels. Endothelial cells line the interior of blood vessels and are important to avoid clotting and the build up of plaque, or atherosclerosis. Matrix proteins and growth factors secreted by fibroblasts or smooth muscle cells may induce endothelial cell migration into the tissue-engineered grafts. In addition, research studies in animal models show that Dermagraft may stimulate blood vessel growth, or angiogenesis, in the heart muscle following coronary occlusion or obstruction of coronary arteries causing ischemia (decreased blood flow).

     CARDIOVASCULAR MARKET. In 1997 in the United States, over 900,000 people died from cardiovascular disease. At the same time, it was estimated that 12.2 million people were suffering from coronary artery disease and over 600,000 had coronary artery bypass procedures performed. Likewise, approximately 350,000 patients were diagnosed with peripheral vascular disease and over 115,000 bypass procedures for the thigh vein alone were performed. The successful development of a tissue-engineered vascular graft could provide these patients with a viable alternative treatment. Another 70,000 heart valve replacement procedures were performed in 1996. While there are many effective treatments for these patients, there are also many problems to be overcome such as biocompatibility, durability and availability. An aging population is likely to increase the incidence of these diseases and the need for cost-effective treatments in the future. Tissue-engineered cardiovascular products, such as an epicardial angiogenesis patch, and off-the-shelf blood vessels may potentially solve some of these issues.

     ANGIOGENESIS PATCH. Research studies show that Dermagraft stimulates site-specific new blood vessel formation, or angiogenesis. Adequate blood flow to damaged tissue is a vital part of the wound healing process. Studies indicate that the improvement in blood flow reflects angiogenesis, most likely enhanced by a sustained and appropriate supply of angiogenic growth factors provided by Dermagraft. Preclinical studies have shown Dermagraft's potential for inducing new blood vessels into damaged heart tissue. Such an epicardial angiogenesis patch may be able to be used to stimulate new tissue and blood vessel growth and remodeling in a heart following coronary occlusion or ischemia. When insufficient oxygen reaches the heart muscle as a result of restricted blood flow, an injury (myocardial ischemia) occurs that may result in a heart attack and death. Restoring blood flow is the most effective method to relieve painful ischemic symptoms and to reduce the long-term risk of a heart attack.

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

     Many companies are attempting to develop small diameter vascular grafts (3mm to 5mm) with characteristics similar to biological grafts. These companies are employing a variety of technologies to reduce thrombosis and promote a rapid ingrowth of tissue such as different weaves and knits, chemical coatings and gelatins, and freeze drying. Advanced Tissue Sciences' research has focused on using specialized polymer constructs, bioreactor design and colonization techniques to create a human vessel. Bioreactors have been developed to generate the mechanical forces similar to that encountered in the body to stimulate the cells to align concentrically, to absorb stress as in a normal vasculature, and to establish a matrix similar to native blood vessels. Imposing such forces is believed to allow for greater structural and mechanical integrity in the tissue-engineered vascular grafts. Biochemical and immunohistochemical analysis of bioengineered blood vessels demonstrates an increase in tissue deposition over time in culture and the synthesis of elastin and other matrix proteins which are essential to blood vessel formation and function. These matrix proteins, along with various growth factors that are naturally secreted by the grafts, may also induce endothelial cell migration and host cell integration.

     The Company has worked, both internally and through collaborations with The Georgia Institute of Technology ("Georgia Tech"), MIT and Children's Hospital, on the development of tissue-engineered blood vessels in vitro that have adequate biomechanical and structural properties to function in vivo and to minimize or eliminate the potential for clotting or thrombogenecity. Through sponsored research with MIT and Children's Hospital, feasibility studies showed that tissue-engineered large diameter (15mm) blood vessels could be formed by seeding a synthetic biodegradable tube with fibroblasts and other vascular cell types. These large diameter autologous tissue-engineered grafts persisted, remained durable and grew normally in preclinical studies for up to five months.

     In 1997, Advanced Tissue Sciences was awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology. The grant is structured to support development of an allogeneic vascular graft over a three-year period that began in 1998. In collaboration with the Department of Bioengineering at the University of California, San Diego
(UCSD) and the University of Arizona, the Company is leading a multi-disciplinary effort to design, construct and evaluate allogeneic small diameter tissue-engineered vascular grafts (3 to 4mm inner diameter) produced from cells grown on a biocompatible scaffold. The collaboration integrates current advances in cellular mechanics, bioreactor technology, and blood vessel mechanics to create a unique living tissue replacement for blood vessels. Using the Company's proprietary bioreactor, blood vessels consisting of smooth muscle cells with an endothelial cell lining have been developed that maintain function in vivo for up to four weeks. Preclinical studies are continuing in collaboration with the University of Arizona.

     STENTS. Stents are generally synthetic materials that are inserted in a vessel after angioplasty (the mechanical removal of an occlusion by the insertion of a catheter) in an attempt to prevent restenosis or re-occlusion of the vessel. Without stent intervention, approximately 40% of patients will experience restenosis of the vessel within two years of plaque removal. Using a living, bioengineered stent comprised of healthy human cells, either alone or in conjunction with a mechanical stent, could potentially provide a more stable vascular lining, thereby preventing or reducing thrombosis or restenosis. The Company envisions developing living, bioengineered stents or coating stents with human matrix to reduce restonosis or narrowing of blood vessels.

     HEART VALVES. The valves open and close with every beat of the heart. When a valve becomes damaged or diseased, the heart must work harder to pump the same volume of blood. As the condition worsens, the valve has to be replaced. Currently, either mechanical or porcine valves are used to replace the native human valves; however, each has its drawbacks. With mechanical valves, patients are required to take anticoagulant medication for the rest of their lives to reduce the likelihood of thromboembolic events (i.e., blood clots). Porcine valves have problems with durability and calcification, frequently requiring additional and costly surgery to implant replacement valves. These drawbacks associated with currently available products have created a growing need for biological alternatives. The Company believes that potential benefits of heart valves developed with its human-based tissue engineering technology may include increased durability, a reduced need for anticoagulant therapy and an ability to grow with the patient over time.

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

     OTHER RECONSTRUCTIVE APPLICATIONS. There may be several applications for tissue-engineered bone and tendon or ligament products in reconstructive surgery. Reconstructive implants could offer an important alternative at a time when silicon, Teflon, and other implant materials are being taken off the market. Under Company-sponsored research, scientists have performed pilot preclinical studies with engineered cartilage and bone for reconstructive applications and have even constructed an entire joint consisting of bone, cartilage and ligament. Certain other reconstructive cartilage applications are discussed under "Products - Aesthetic and Reconstructive Surgery Products."

     LIGAMENT/TENDON. Frequently, sports injuries involve damage to ligaments and tendons, particularly injury to the anterior cruciate ligament. The Company has successfully utilized degradable polymers shaped into tendon-like structures combined with fibroblasts to engineer a living ligament. Through sponsored research with scientists at MIT and Children's Hospital, the Company has explored growth conditions that may allow it to grow tissue-engineered ligament and tendon in the future with biomechanical properties similar to those found in the human body.

     BONE. An engineered bone tissue could be useful in joint replacement, bone grafting and facial bone reconstruction. Scientists have shown that three-dimensional bone grown in vitro secreted extracellular matrix proteins and retained biomechanical properties analogous to those tissues in the human body. Research has also advanced in the growth of bone/cartilage composites which could offer additional solutions to reconstructive surgery. Studies have shown that full thickness cranial bone defects in animals can be corrected by implantation of tissue-engineered bone. Scientists have successfully replaced long bones, such as the femur, in preclinical studies.

    LIVER. The liver is the body's major metabolic organ. The only treatment for liver failure today is a liver transplant and currently there is an insufficient supply of transplantable livers. While almost 4,000 liver transplants are performed each year, it is estimated that 26,000 people die each year from chronic liver disorders, including many who are waiting for a transplant.

     Advanced Tissue Sciences has demonstrated the ability to culture enzymatically active animal and human liver cells (hepatocytes) in long-term cultures. The Company's system allows for the active growth of liver cells which retain their ability to manufacture a variety of liver proteins and enzymes required for normal hepatic function. The Company has reported successful engraftment and persistence of liver tissue implanted in various regions in rats, including subcutaneous, intraperitoneal, and supra hepatic sites. In addition, the Company has conducted pilot preclinical trials that involved the implantation of engineered liver tissue into both small and large animal models. In these trials, the implants functioned well for approximately three months (the duration of the experiment).

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

     GENE THERAPY. During 1998, the Company received a U.S. patent covering three-dimensional, tissue-engineered products made with genetically-modified cells for gene therapy applications. Under the technology described in the patent, genetically-modified tissue can be grown on a biocompatible scaffold using genetically-engineered stromal cells, genetically-engineered parenchymal cells or both. Genetically-modified tissue products could potentially provide a safe, unique delivery vehicle for such indications as hemophilia (Factor VIII), short stature (growth hormone), anemia (erythropoietin), cancer or cardiovascular disease. Research utilizing this approach has shown expression of a genetically-engineered protein for up to 150 days in vivo.

     Tissue engineering may provide a safe and effective means of delivering therapeutic proteins to patients using state of the art gene therapy techniques. Delivering genes in three-dimensional tissue may allow long-term expression in vivo. Obtaining long-term expression is one of the key technical hurdles that the gene therapy industry is facing today. Although gene therapy has been recognized as a revolutionary way to treat disease, progress has been slow due to the many challenges associated with gene delivery and in obtaining long-term expression.

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

     SMITH & NEPHEW PLC. In April 1996, the Company entered into an agreement with Smith & Nephew to form a fifty-fifty joint venture for the worldwide commercialization of Dermagraft, the Company's tissue-engineered dermal replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture). Smith & Nephew is a global medical device company. It markets technically innovative products principally in the areas of orthopedics, endoscopy, and wound management to deliver cost effective solutions, significant physician advantages and real patient benefits. In January 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include, with certain exceptions, any products using the Company's technology for the medical care and treatment of skin tissue wounds, such as pressure and venous ulcers, burns and skin tissue defects. The Dermagraft Joint Venture was further expanded in August 1998 giving the Dermagraft Joint Venture the exclusive right to market TransCyte as a temporary covering for full and partial-thickness burns in the United States, beginning in October 1998. Under the terms of the Dermagraft Joint Venture agreements, Advanced Tissue Sciences is responsible for supervising the manufacturing of Dermagraft and TransCyte. Smith & Nephew's existing wound care sales force and distribution network in over ninety countries is to be used to market the products.

     As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996. In conjunction with the expansion of the joint venture, Smith & Nephew also made a $20 million equity investment in the Company in January 1998 and a payment to the Company through the Dermagraft Joint Venture of $15 million in January 1999. The Company also could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels and certain minimum levels of operating profit, additional payments of up to $136 million plus royalties on product sales. Advanced Tissue Sciences and Smith & Nephew are continuing to share in the revenues and expenses of the

Dermagraft Joint Venture, and the Company is funding the first $6 million in expenses for conducting clinical trials and regulatory support for Dermagraft and TransCyte in the treatment of venous ulcers and pressure ulcers and Smith & Nephew is funding all milestone payments, if any. In June 1999, a $10 million loan from Smith & Nephew related to the Dermagraft Joint Venture was converted into approximately 2.8 million shares of Advanced Tissue Sciences' common stock as allowed under the terms of the loan agreement. The Company also funded certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999.

     In 1994, Smith & Nephew and the Company entered into a separate fifty-fifty joint venture (the "NeoCyte Joint Venture") for the worldwide development, manufacture and marketing of human-based, tissue-engineered cartilage for orthopedic applications. Under the agreement, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. Joint venture revenues and expenditures in excess of the first $10 million are being shared equally by the partners. In addition, the Company has been drawing against a $10 million loan commitment from Smith & Nephew to fund the Company's share of the joint venture's expenditures. The NeoCyte Joint Venture also has the right of first negotiation to develop tissue-engineered bone, tendon and ligament for orthopedic applications.

     Under the terms of the NeoCyte Joint Venture agreement, Advanced Tissue Sciences will be responsible for supervising the manufacturing of the cartilage tissue products. The NeoCyte Joint Venture will execute the research and development program, develop a worldwide marketing plan, and will utilize Smith & Nephew's established selling and distribution network to market the products. Smith & Nephew Endoscopy, a world leader in arthroscopy, is separately responsible for developing and manufacturing instrumentation that could be used for the arthroscopic insertion of the joint venture's cartilage products. The NeoCyte Joint Venture's initial product development efforts are being focused on the repair or replacement of damaged articular cartilage in knee joints.

     INAMED CORPORATION. In May 1999, Advanced Tissue Sciences, Inc. and Inamed Corporation entered into a strategic alliance for the development and marketing of several of Advanced Tissue Sciences' human-based, tissue-engineered products for aesthetic and certain reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell tissue engineered products for use in cosmetic surgery, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction. In addition, in September 1999, Inamed also received license rights to use extracellular matrix, including human collagen, from Advanced Tissue Sciences' three-dimensional culture system for soft tissue augmentation (wrinkles and cosmetic correction) and as a bulking agent for the treatment of urinary incontinence. Inamed is a global surgical and medical device company engaged in the development, manufacturing and marketing of medical products for aesthetic medicine, plastic and reconstructive surgery and the treatment of obesity.

     Under the agreement between the parties, in exchange for worldwide licensing rights, Inamed made a series of payments totaling $10 million, including $5 million to purchase Advanced Tissue Sciences' common stock. Inamed also received five-year warrants to purchase up to 500,000 shares of common stock. In addition to royalties on product sales, Advanced Tissue Sciences may potentially receive up to a total of $10 million in milestones based on product approvals in the United States.

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

     MASSACHUSETTS INSTITUTE OF TECHNOLOGY/CHILDREN'S HOSPITAL IN BOSTON. In connection with an acquisition in September 1992, the Company entered into a license agreement with the MIT and Children's Hospital. Under the license agreement, the Company has rights to certain MIT and Children's Hospital patents and technology which relate to tissue engineering, organ transplantation and polymer science. To retain these rights, the Company is required to meet certain diligence requirements with respect to advancing the licensed technology. The Company also remains responsible for associated patent costs and related maintenance fees.

     GEORGIA TECH. Georgia Tech is recognized as having a leading academic program in biomedical engineering. In 1997, the Company entered into a research agreement providing for the investigation of the effect of fluid flow on chondrocyte metabolism. In 1998, the Company entered into additional research collaborations that end in 2000 with Georgia Tech relating to the study of bioreactor fluid mechanics. Georgia Tech has also collaborated with the

Company on its cardiovascular program, performing biomechanical property tests of bioengineered vascular grafts as compared to native coronary vessels. The relationship between the Company and Georgia Tech is further strengthened by the Company's participation in an internship program for students in the Bioengineering Program at Georgia Tech. The Company is also an active member of the Georgia Tech Educational Partners Program.

     UNIVERSITY OF CALIFORNIA, SAN DIEGO. In October 1997, Advanced Tissue Sciences was awarded a three-year Advanced Technology Program grant from the National Institute of Standards and Technology to develop tissue-engineered vascular grafts for the treatment of coronary and peripheral artery vascular diseases. The grant proposal was submitted in collaboration with the Department of Bioengineering at University of California, San Diego (UCSD). Under the award, the Company is leading a multi-disciplinary effort in collaboration with the UCSD Bioengineering Department to design, construct and evaluate tissue-engineered vascular grafts produced from cells grown on a biocompatible scaffold. The collaboration is integrating current advances in cellular mechanics, bioreactor technology, and blood vessel mechanics to create unique living tissue replacements for blood vessels.

SALES AND MARKETING

     TransCyte was approved in the United States for use as a temporary covering for excised full-thickness burns in March 1997 and for use in partial-thickness burns in October 1997. Prior to October 1998, TransCyte was marketed through the Company's direct sales force in the United States where the markets are relatively concentrated in specialized burn centers. TransCyte has also been approved in Canada and is being introduced in Australia, New Zealand and several European countries including the United Kingdom for severe and partial-thickness burns. In October 1998, the Company eliminated its direct sales force and TransCyte is now being marketed for burns in the United States, Canada and in the rest of the world, subject to regulatory approvals, through the Dermagraft Joint Venture by Smith & Nephew.

     It is estimated that there are approximately 300,000 to 400,000 diabetic foot ulcer patients treated each year in the United States which represent Dermagraft's target market. Subject to regulatory approvals, Dermagraft for diabetic foot ulcers will be marketed through the Dermagraft Joint Venture by Smith & Nephew. Dermagraft is currently being marketed through the Dermagraft Joint Venture by Smith & Nephew in Canada, Australia, New Zealand, the United Kingdom and several other European countries.

     The Company has collected health economics data with respect to the treatment of diabetic foot ulcers during clinical trials. Utilizing the data collected from the trials, economic models for each key country have been completed or are being prepared to support the commercial introduction of Dermagraft. The Company believes that doctors and third party payors recognize the high cost of treating diabetic foot ulcers, and the Dermagraft Joint Venture intends to price Dermagraft to be cost effective to the customer.

     During 1999, Inamed Corporation licensed rights to several of the Company's human-based, tissue-engineered products for aesthetic and certain reconstructive applications. In connection with these licensed rights, Inamed will be responsible for all sales and marketing activities.

RESEARCH AND DEVELOPMENT

     The Company has invested a substantial portion of its resources into research related to the Company's core technology, the development and clinical trials of products related to such technology, and the development of manufacturing systems and processes. The Company has incurred research and development costs of $16,300,000, $15,096,000 and $18,437,000 in the years ended December 31, 1999, 1998 and 1997, respectively, of which approximately $12,681,000, $8,509,000 and $10,975,000 represent costs incurred for customer sponsored research. The Company expects to continue to incur substantial research and development costs related to its core technology, clinical trials of products related to such technology and the development of manufacturing processes and systems.

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

EMPLOYEES

     As of March 16, 2000, the Company employed 196 people, of whom 61 were engaged in research and development, 89 in operations, and 46 in marketing and administrative functions. The Company's staff includes eighteen employees with Ph.D. or M.D. degrees. None of the Company's employees are represented by a labor union, and the Company believes that its employee relations are good.

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

     In the United States, the FDA regulates the clinical testing, manufacture, distribution and promotion of medical devices, biologics and pharmaceuticals pursuant to the Federal Food, Drug and Cosmetic Act (the "FD&C Act") and regulations promulgated thereunder. The Company's TransCyte and Dermagraft products and cartilage products are subject to regulation by the FDA as medical devices. The Company's other tissue products, currently in various stages of development, could be regulated as medical devices, biologic products or pharmaceutical products. Legislative and regulatory initiatives concerning the regulation of tissue and organ transplants are ongoing and could possibly affect the future regulation of the Company's tissue-engineered products. It is not possible at the present time to predict accurately either the time frame for such action, or the ultimate effect that such initiatives could have, if any, on the products under development by the Company. Unlike premarket approval ("PMA") submissions for medical devices, the FDA has no regulatory time limit within which it must review and act upon submissions treated as biologics. As a result, the time period for final action often takes several years from submission, usually exceeding that expected for a PMA application.

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

     The PMA application for a medical device must be supported by extensive data, including preclinical and human clinical trial data, to prove the safety and efficacy of the device, and information about the device and its components including, among other things, manufacturing, labeling and promotion. By regulation, the FDA has 180 days to review a PMA application and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. While the FDA has responded to PMA applications within the allotted time period, reviews more often occur over a significantly protracted period, often twelve to thirty-six months, and a number of devices for which a PMA application was submitted by other companies have never been approved for marketing. The 180-day review time is often significantly exceeded, as the FDA may need additional information or clarification of information provided. The FDA may also make a determination that, based on deficiencies in the application or its interpretation of the information provided, additional clinical trials are required. The PMA process is lengthy and expensive and there can be no assurance that such FDA approval will be obtained.

     If the FDA's evaluation of the PMA application is favorable, the FDA typically issues a letter requiring the applicant's agreement to specific conditions (e.g., changes in labeling) or specific additional information to secure final approval of the PMA application. Once the requirements are satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, such as restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of certain modifications to the device, its labeling or its manufacturing process.

     In addition, FDA regulations obligate a manufacturer to inform the FDA whenever there is reasonable evidence to suggest that one of its devices may have caused or contributed to death or serious injury, or where one of its devices malfunctions and, if the malfunction were to recur, the device would be likely to cause or contribute to a death or serious injury.

     The Company has constructed a commercial manufacturing facility for its TransCyte and Dermagraft products. This facility must be registered, inspected, and licensed by various regulatory authorities, including the California Department of Health and Human Services, and must comply with FDA's Current Good Manufacturing Practice (cGMP) requirements which set forth a framework for medical device design, manufacturing and other quality system requirements. With respect to the manufacture of products subject to FDAjurisdiction, the Company will be subject to routine inspection by the FDA and certain state agencies, including the California Department of Health and Human Services, for compliance with cGMP requirements, adverse event reporting requirements, and other applicable regulations.

     In general, if as a result of FDA inspections, adverse event reports or information derived from any other source, the FDA believes the Company is not in compliance with laws or regulations or that the Company's products pose a significant health risk, the FDA can refuse to approve pending PMA applications; withdraw previously approved PMA applications; require notification to users regarding risks; request corrective labeling, promotional or advertising materials; issue warning letters; require the Company to temporarily suspend marketing or undertake product recalls; impose civil penalties; or institute legal proceedings to detain or seize products, enjoin future violations, or seek criminal penalties against the Company, its officers or employees. Civil penalties may not be imposed for cGMP violations unless the violations involve a significant or knowing departure from the requirements of the FD&C Act or a risk to public health. The FDA provides manufacturers with an opportunity to be heard prior to the assessment of civil penalties. If civil penalties are assessed, judicial review is available.

     In addition, Congress has approved the Food and Drug Administration Modernization Act of 1997 (the "Modernization Act"). The Modernization Act makes changes to the device provisions of the FD&C Act and other provisions in the Modernization Act affect the regulation of devices. Among other things, the changes will affect the IDE and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and post-market surveillance, accredited third party review, and the dissemination of off label information. The Company cannot predict what effect the changes will have on the regulation of the Company's products. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

     In addition, although the FDA has classified TransCyte as a medical device, the state of California and the state of New York have notified us that we must register as a tissue bank in order to manufacture or distribute TransCyte in those states. Although some states do not regulate tissue banks, there are certain other states besides California and New York that do. Such states could take a position similar to California and New York with regard to the regulatory status of TransCyte. In June 1997, we submitted a petition to the FDA requesting an advisory opinion that the FDA's federal regulation of this product as a medical device preempts conflicting New York statutes (laws) from regulating the product as banked human tissue. In January 2000, the FDA denied our petition to pre-empt applicable New York statutes. In view of the FDA's decision, the Company has initiated discussions at the individual state level, beginning with the State of California in an attempt to resolve this matter. Subject to the outcome of these discussions, we and our customers could be subjected to a costly new layer of regulation. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. We are currently distributing TransCyte in California and New York under a provisional tissue banking license. Due to the similarities of our products, regulations applicable to TransCyte are also expected to apply to our Dermagraft product and potentially to our NeoCyte product as well.

PATENTS AND PROPRIETARY RIGHTS

     The Company's ability to compete effectively will depend, in part, on its ability to maintain the proprietary nature of its technology and manufacturing processes. The Company relies on patents, trademarks, trade secrets, copyrights and know-how to maintain its competitive position. As of March 1, 2000, the Company owns thirty-eight issued patents and one allowed patent application in the United States. In addition, thirty-seven counterparts to some of the United States patents have issued in several foreign countries. The United States patents expire at various times between 2005 and 2018.

     In October 1990, the Company received a United States patent on its core technology. This product patent covers three-dimensional living stromal tissue produced by culturing stromal cells in vitro on a biocompatible framework. The stromal tissue provides the growth factors and structural proteins used in the Company's three-dimensional matrix to grow organ tissues. This patent expires in October 2007. In September 1995, the Company was granted a corresponding patent by the European Patent Office covering a three-dimensional stromal tissue and methods of use to grow skin, bone marrow and liver tissue. The patent will expire in April 2007. In November 1998, the Company was granted a corresponding patent by the Japanese patent Office. The Japanese patent will also expire in April 2007.

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

     In July 1998, the Company received a U.S. patent covering three-dimensional tissue products made with genetically-modified cells for gene therapy applications. Under the technology described in the patent, genetically-modified tissues can be grown on a biocompatible scaffold using genetically-engineered stromal cells, genetically-engineered parenchymal cells or both. The patent comprises both product and method of use claims. This patent will expire in July 2015. A complementary U.S. patent covering methods for preparing genetically-modified, three-dimensional tissues was issued in January 1999. In December 1998, the Company received a U.S. patent covering an apparatus for the growth and packaging of three-dimensional tissue constructs. The apparatus is presently being used by the Company as a "bioreactor" for the automated production of Dermagraft and TransCyte products. This patent expires in December 2015.

     Furthermore, in June 1998, three U.S. patents covering the growth of vascularized human tissues or organs on three-dimensional biocompatible, biodegradable and non-biodegradable polymer scaffolds inside the body (in vivo) were issued to MIT and Children's Hospital, Boston. These patents, which have been licensed to the Company for a broad range of tissues and organs, complement Advanced Tissue Sciences' core patents covering the growth of tissues outside the body (ex vivo). The rights to these patents extend until October 2013.

     In October 1999, the Company received a U.S. patent covering three-dimensional stromal tissue cultures containing mesenchymal stem cells and methods for preparing these cultures. Human mesenchymal stem cells are a specialized type of stem cell and are believed to be the progenitors, or parent cells, responsible for the formation of cartilage, bone, muscle, tendon, ligament or other connective tissues. The patent covers culturing mesenchymal stem cells in vitro on any biodegradable or non-biodegradable three-dimensional framework, including a mesh or sponge. This patent complements the Company's patent issued in May 1999 which covers the growth of living cartilage from mesenchymal stem cells, chondroprogenitor cells and umbilical cord cells as well as mature chondrocytes and fibroblasts. This patent expires in 2006.

     In January 1999, the Company received a U.S. patent covering the tissue engineering of three-dimensional tubular structures including but not limited to blood vessels, living stents, gastrointestinal structures, and tissues of the genitourinary tract. This patent gives the Company a proprietary position for the production of these tissue replacements for the cardiovascular market and for products addressing digestive system disorders and reproductive and urinary dysfunction. This patent expires in 2007.

     The Company's other patents issued in the United States cover tissue-engineered compositions, apparatus and methods for preparing the same, and processes for therapeutic applications and laboratory testing. These patents expire between 2005 and 2018. The Company has additional pending United States and foreign patent applications relating to its tissue engineering technology. In addition, the Company has certain licensing rights to United States and foreign patents and patent applications filed by MIT related to cell growth and organ regeneration and repair, and biodegradable polymers, subject to certain limitations as to applicable tissues and fields of use, and by the University of Florida related to a stem cell proliferation factor.

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

     In the area of burns, the Company competes primarily with cadaver skin or porcine tissue. The Company is also aware of several companies that have developed technologies involving processed cadaver skin used as a dermal replacement (LifeCell Corporation), or sheets of epidermis grown from the patient's own skin (Genzyme Tissue Repair and Cell Culture Technology). Integra Life Sciences ("Integra") is marketing Integra Artificial Skin, consisting of a bovine collagen and glycosaminoglycan matrix with a synthetic polymer covering, for the treatment of burn wounds. In addition, the Company is aware that Ortec International, Inc. is currently in a pivotal clinical trial with its composite cultured skin product, consisting of fibroblasts and keratinocytes on a bovine collagen sponge, for the treatment of burn wounds and in pilot clinical trials for the treatment of chronic dermal ulcers of Epidermolysis Bullosa patients. Several other companies are also developing or plan to develop growth factors as a treatment for partial-thickness or small full-thickness wounds.

     In the area of diabetic foot ulcers, Chiron Corporation and the Ortho-McNeil division of Johnson & Johnson, have received FDA approval and are marketing a platelet-derived growth factor ("PDGF") for the treatment of diabetic foot ulcers. In addition, Organogenesis, Inc. ("Organogenesis") has completed clinical trials and has submitted a PMA supplement to the FDA for the use of Apligraf, a product using cultured human cells seeded onto a bovine collagen matrix, for the treatment of diabetic foot ulcers. Organogenesis received FDA approval to market Apligraf in the treatment of venous ulcers in May 1998. Organogenesis has also entered into an alliance with Novartis Pharma AG for the marketing of Apligraf.

     With respect to cartilage repair, Genzyme Tissue Repair is currently selling a service to process a patient's own cartilage cells as a treatment for articular defects in the knee. The Company is aware that Integra and Osiris Therapeutics, Inc. are also engaged in research on cartilage regeneration products. The Company is not aware of any competitor that is developing an off-the-shelf, human cartilage tissue that can be arthroscopically inserted.

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

     Sales of products will be affected by the Company's and the Dermagraft Joint Venture's success in obtaining product reimbursement from both national healthcare systems and private insurers.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     RISKS RELATED TO OUR BUSINESS

     WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE. To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses. To December 31, 1999, we had incurred cumulative net operating losses of $239.8 million. Our ability to achieve profitability depends in part upon our ability to successfully manufacture and market Dermagraft and TransCyte for skin ulcers and burns. We may never achieve a profitable level of operations or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

     Early in 1998, an FDA Advisory Panel recommended the FDA approve Dermagraft for marketing in the United States for the treatment of diabetic foot ulcers. The Advisory Panel's recommendation included certain conditions we would have needed to satisfy after the commercial introduction of Dermagraft. However, in June 1998, the FDA requested we complete an additional controlled clinical trial to support our application for approval to market Dermagraft for the treatment of diabetic foot ulcers. The clinical trial began in late 1998 and the results of a planned interim analysis of data from this trial were announced in December 1999. These data showed that, although statistical significance was not achieved at the interim analysis, Dermagraft was healing more ulcers than the control treatment in those diabetic foot ulcers having a duration of greater than six weeks. In February 2000, the FDA approved an application for an amendment to the Investigational Device Exemption (IDE) for the clinical trial of Dermagraft in the treatment of diabetic foot ulcers. Based on the data presented to the FDA in December, the IDE has been amended to revise the enrollment criteria and the statistical plan for data analysis. We are currently still conducting this additional pivotal clinical trial. Commercial introduction within the United States is subject to successful completion of the additional clinical trial and FDA approval.

     Although Dermagraft appears promising based on clinical studies to date, it may not be successful in this additional clinical trial or other future clinical trials. Our ongoing clinical study of Dermagraft, and clinical studies of our other products, may be delayed or halted for various reasons, including:

     * the product is not effective, or physicians think that it is not effective;
     *    patients experience severe side effects during treatment;
     *    patients do not enroll in the study at the rate we expect; or
     * product supplies are not sufficient to treat the patients in the study.

     In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that we have demonstrated that Dermagraft, or any of our other products, are safe and effective after we complete clinical trials.

     WE WILL NEED ADDITIONAL FUNDS TO SUPPORT OPERATIONS. IF WE ARE UNABLE TO OBTAIN THEM, WE WOULD BE UNABLE TO COMPLETE OUR PRODUCT DEVELOPMENT PROGRAMS AND WOULD HAVE TO REDUCE OR CEASE OPERATIONS, OR ATTEMPT TO SELL SOME OR ALL OF OPERATIONS OR TO MERGE WITH ANOTHER ENTITY. The further development of our technology and products as well as any further development of manufacturing capabilities or the establishment of additional sales, marketing and distribution capabilities will require the commitment of substantial funds. Our existing working capital will not be sufficient to meet our needs. Potential sources of additional funds include payments from our alliances with Smith & Nephew and Inamed Corporation. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture or, to a lesser extent, the NeoCyte Joint Venture, we would experience a substantial increase in the need for and use of our working capital to support the commercialization and manufacture of our Dermagraft and TransCyte products or the development of our orthopedic cartilage products. We may pursue additional public or private offerings of debt or equity securities or other means to obtain funds. We could also acquire additional funding through collaborative arrangements or the extension of existing arrangements, which could require the issuance of additional equity interests in us.

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

     OUR PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET AND MAY NOT BE SUCCESSFULLY COMMERCIALIZED BECAUSE PHYSICIANS AND PATIENTS MAY NOT PURCHASE OR USE THEM. Our products are based on new and innovative technologies and the medical community or the general population may not broadly purchase or use our products as alternatives to existing methods of treatment. Sales of our products may be adversely affected by:

     *    their respective cost;
     *    concerns related to efficacy;
     *    the effectiveness of alternative methods of treatment; and
     *    the insufficiency of third-party reimbursement.

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

     WE RELY ON THIRD PARTIES TO MARKET, DEVELOP AND SELL OUR PRODUCTS AND THOSE THIRD PARTIES MAY NOT PERFORM SUCCESSFULLY. OUR DEPENDENCE ON THIRD PARTIES AND OUR LACK OF SALES AND MARKETING PERSONNEL COULD LIMIT OUR ABILITY TO DEVELOP OUR PRODUCTS OR TO GENERATE REVENUES FROM PRODUCT SALES. We are particularly dependent on Smith & Nephew with respect to the Dermagraft Joint Venture and NeoCyte Joint Venture. The amount and timing of resources to be devoted by Smith & Nephew is not within our control. In addition, the Dermagraft and NeoCyte Joint Venture agreements provide that they may be terminated prior to their expiration under certain circumstances that are outside our control. If Smith & Nephew does not perform its obligations as expected or if Smith & Nephew has a strategic shift in its business focus, it would be difficult for us to successfully complete the development efforts of the Dermagraft Joint Venture and NeoCyte Joint Venture. We are relying on Smith & Nephew and others to market our products both domestically and internationally.

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

     IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO PREVENT OTHER COMPANIES FROM USING OUR TECHNOLOGY IN COMPETITIVE PRODUCTS. IF WE INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WE MAY BE PREVENTED FROM DEVELOPING OR MARKETING OUR PRODUCTS. Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. Our competitors may develop similar products that are the same as our products and market those products after our patents expire, or may design around our existing patents. If this happens, sales of our products would suffer and our ability to generate revenues will be severely impacted. Furthermore, patents may be issued to others that prevent the manufacture or sale of our products. We may have to pay significant fees or royalties to license those patents in order to continue marketing our products. This would cause any future profits on sales of our products to decline.

     Our dependence upon having exclusive rights to the technology covered under our owned or licensed patents and patent applications is subject to the following risks:

     *    applications may not result in issued patents;
     * current or future issued or licensed patents, trade secrets or know-how may not afford protection against competitors with similar technologies or processes;
     *    any patents issued may be infringed upon or designed around by others;
          or
     * others may independently develop technologies or processes that are the same as or substantially equivalent to ours.

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

     IF OUR PRODUCTS THAT ARE IN AN EARLY STAGE OF DEVELOPMENT ARE NEVER SUCCESSFULLY COMMERCIALIZED WE MAY NOT HAVE REVENUES TO CONTINUE OPERATIONS. We have products that are in an early stage of development. To date, only TransCyte has been approved for commercial sale and only Dermagraft has advanced to clinical trials for the treatment of diabetic foot ulcers, in the United States. However, Dermagraft will still require further marketing approvals from the FDA, and all of our other products are at earlier stages of research, development and testing. These products, including additional indications for Dermagraft and TransCyte, will require significant additional research and development, as well as extensive preclinical and clinical testing.

     Since our products are based on innovative technologies, there are many reasons why our products may not advance beyond their early stage of development. These reasons include the possibilities that

     * any or all of these products will be found to be unsafe or ineffective or otherwise fail to receive necessary regulatory approvals;
     *    our products are uneconomical to market;
     * third parties may hold legal rights that preclude us from marketing such products; or
     * our products fail to achieve market acceptance in light of competing technologies and products.

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

     For example, in June 1998, the FDA indicated that our marketing application for Dermagraft for the treatment of diabetic foot ulcers was not approvable without supportive data from an additional clinical trial. We are currently conducting the additional clinical trial as requested by the FDA. If the trial is not successful or if we do not receive FDA approval at the conclusion of the clinical trial it will prevent or at least delay sales of Dermagraft.

     In addition, although the FDA has classified TransCyte as a medical device, the state of California and the state of New York have notified us that we must register as a tissue bank in order to manufacture or distribute TransCyte in those states. Although some states do not regulate tissue banks, there are certain other states besides California and New York that do. Such states could take a position similar to California and New York with regard to the regulatory status of TransCyte. In June 1997, we submitted a petition to the FDA requesting an advisory opinion that the FDA's federal regulation of this product as a medical device preempts conflicting New York statutes (laws) from regulating the product as banked human tissue. In January 2000, the FDA denied our petition to pre-empt applicable New York statutes. In view of the FDA's decision, the Company has initiated discussions at the individual state level, beginning with the State of California in an attempt to resolve this matter. Subject to the outcome of these discussions, we and our customers could be subjected to a costly new layer of regulation. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. We are currently distributing TransCyte in California and New York under a provisional tissue banking license. Due to the similarities of our products, regulations applicable to TransCyte are also expected to apply to our Dermagraft product and potentially to our NeoCyte product as well.

     After regulatory approval is obtained, our product, its manufacture and related manufacturing facilities will be subject to continual review and periodic inspections. Any subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. For example, after inspecting the manufacturing facility early in 1998 in conjunction with our application for the approval of Dermagraft for the treatment of diabetic foot ulcers, the FDA notified us of numerous objectionable conditions under a Form FDA 483 list of observations. These observations concerned our manufacturing processes and systems for Dermagraft and TransCyte. In March 1998, the FDA issued a warning letter requiring us to investigate and correct the conditions identified by the FDA. In September 1998, we successfully completed a reinspection by the FDA of our manufacturing facility and quality systems. However, we must continue to pass future facility inspections by the FDA and foreign regulatory authorities.

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

     IF WE ARE NOT ABLE TO ATTRACT KEY PERSONNEL AND ADVISORS OR IF OUR CURRENT MANAGEMENT AND TECHNICAL PERSONNEL LEAVE THE COMPANY, IT MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN FINANCING OR TO DEVELOP OUR PRODUCTS. Our success will depend in large part upon our ability to attract and retain qualified scientific, administrative and management personnel as well as the continued contributions of our existing senior management and scientific and technical personnel. We face strong competition for such personnel and we cannot give any assurance that we will be able to attract or retain such individuals. In particular, if we lose the services of either Arthur J. Benvenuto, our Chairman and Chief Executive Officer, or Dr. Gail K. Naughton, our President and Chief Operating Officer, it will limit our ability to achieve our business objectives and could make it difficult to raise additional funds or to attract partners.

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

     RISKS RELATED TO FINANCING

     OUR STOCK PRICE COULD CONTINUE TO BE VOLATILE AND ANY INVESTMENT COULD SUFFER A DECLINE IN VALUE, ADVERSELY AFFECTING OUR ABILITY TO RAISE ADDITIONAL CAPITAL WHICH COULD IN TURN DELAY COMMERCIALIZATION OF OUR PRODUCTS. The market price of our common stock has fluctuated significantly in recent years and is likely to fluctuate in the future. For example, from December 1997 to December 1999, our common stock has closed as high as $18.50 per share and as low as $1.75 per share. Factors contributing to this volatility have included:

     * the results of research or scientific discoveries by us or others; o progress or the results of preclinical and clinical trials;
     *    new technological innovations
     *    the approval and commercialization of products;
     *    developments concerning technology rights;
     *    litigation and related developments; and
     *    public perception regarding the safety and efficacy of our products.

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

ITEM 2.  PROPERTIES

     The Company leases approximately 85,000 square feet of space at its headquarters facility, of which approximately 89% is allocated to manufacturing and research. The leases for this facility expire in December 2005. In addition, the Company leases approximately 6,900 square feet of manufacturing and research space under a five-year lease that expires in 2002. The Company's facilities are all located in San Diego, California.

     The Company believes that its property and equipment are generally well maintained, in good operating condition and are sufficient to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

     There is no material litigation currently pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to vote of security holders during the quarter ended December 31, 1999.

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

                                            HIGH              LOW
                                           ------           -------
    YEAR ENDED DECEMBER 31, 1999:

       First Quarter                       $ 3.25           $ 1.78
       Second Quarter                        6.00             1.94
       Third Quarter                         3.91             2.88
       Fourth Quarter                        3.94             2.13

    YEAR ENDED DECEMBER 31, 1998:

       First Quarter                       $15.63           $ 9.13
       Second Quarter                       11.38             3.50
       Third Quarter                         5.25             1.75
       Fourth Quarter                        4.09             2.03

     From May through November 1999, the Company sold 783,039 shares of the Company's Common Stock to Inamed Corporation at an average price of $6.39 per share for a total purchase price of $5,000,000 in cash. In addition, Inamed received five-year warrants to purchase up to 500,000 shares of common stock at an average price of $12.80 per share. The transactions were exempt from registration with the Securities and Exchange Commission under Section 4(2) of, and Regulation D promulgated under, the Securities Act of 1933, as amended.

HOLDERS

     As of December 31, 1999, there were 1,515 holders of record of the Company's Common Stock.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections titled "Directors and Nominees", "Board Meetings and Committees" and "Executive Officers" appearing in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The section titled "Executive Compensation" appearing in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section titled "Principal Stockholders" appearing in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section titled "Certain Transactions" appearing in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:
            --------------------

     The following financial statements of the Company and of the Dermagraft Joint Venture are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:


                                                                                                 Page
                                                                                             ------------
     Consolidated Financial Statements of Advanced Tissue Sciences, Inc.:
         Consolidated Balance Sheets as of December 31, 1999 and 1998...................          F-9
         Consolidated Statements of Operations for the Years Ended December 31,
          1999, 1998 and 1997...........................................................         F-10
         Consolidated Statements of Cash Flows for the Years Ended December 31,
          1999, 1998 and 1997...........................................................         F-11
         Consolidated Statements of Stockholders' Equity for the Years Ended
           December 31, 1999, 1998 and 1997.............................................         F-12
         Notes to the Consolidated Financial Statements.................................     F-13 to F-25
         Report of Ernst & Young LLP, Independent Auditors..............................         F-26
     Combined Financial Statements of the Dermagraft Joint Venture:
         Combined Balance Sheets as of December 31, 1999 and 1998.......................         F-27
         Combined Statements of Operations for the Years Ended December 31,
          1999, 1998 and 1997...........................................................         F-28
         Combined Statements of Cash Flows for the Years Ended December 31,
          1999, 1998 and 1997...........................................................         F-29
         Combined Statements of Partners' Capital for the Years Ended December 31,
          1999, 1998 and 1997...........................................................         F-30
         Notes to the Combined Financial Statements.....................................     F-31 to F-33
         Report of Ernst & Young LLP, Independent Auditors..............................         F-34


     (2) Financial Statement Schedules:
         -----------------------------

     All schedules have been omitted, since they are not applicable, not required or the information is included in the financial statements or the notes thereto.

     (3) Exhibits:
         --------


   Exhibit
     No.                         Title                                     Method of Filing
   -------                       -----                                     ----------------
     3.1           Restated Certificate of Incorporation of        Incorporated by Reference to Exhibit 3.1 to
                   Advanced Tissue Sciences, Inc. as in            the Registrant's Annual Report on Form 10-K
                   effect on February 16, 1999                     for the Year Ended December 31, 1998

     3.2           Restated By-Laws of the Registrant Dated        Incorporated by Reference to Exhibit 3 to the
                   September 17, 1991                              Registrant's Form 10-Q for the Quarter Ended
                                                                   October 31, 1991

     3.3           Certificate of Designations, Preferences        Incorporated by Reference to Exhibit 3.1 to
                   and Rights of Series B Convertible              the Registrant's Current Report on Form 8-K
                   Preferred Stock of Advanced Tissue              dated July 10, 1998
                   Sciences, Inc.

     4.1           Rights Agreement, Dated as of January 6,        Incorporated by Reference to Exhibit 1 to the
                   1995, between the Company and Chemical          Registrant's Current Report on Form 8-K dated
                   Trust Company of California, including          January 5, 1995
                   the Certificate of Determination for the
                   Series A Junior Participating Preferred
                   Stock as Exhibit A, the Form of Summary
                   of Rights to Right Certificate as
                   Exhibit B and the Purchase Preferred
                   Shares as Exhibit C

     4.2           First Amendment to Rights Agreement             Incorporated by Reference to Exhibit 1 to the
                   entered into as of November 8, 1999,            Registrant's Form 8-A, as amended, dated
                   between ChaseMellon Shareholder                 November 10, 1999
                   Services, L.L.C. and Advanced Tissue
                   Sciences, Inc.

     4.3           Second Amendment to Rights Agreement            Incorporated by Reference to Exhibit 1 to the
                   entered into as of December 13, 1999,           Registrant's Form 8-A, as amended, dated
                   between ChaseMellon Shareholder                 March 28, 2000
                   Services, L.L.C. and Advanced Tissue
                   Sciences, Inc.

     4.4           Common Stock Purchase Warrant between           Incorporated by Reference to Exhibit 4.1 to
                   the State of Wisconsin Investment Board         the Registrant's Form 10-Q for the Quarter
                   as Trustee for the Fixed Retirement             Ended September 30, 1999
                   Investment Trust and Advanced Tissue
                   Sciences, Inc. Dated November 10, 1999

     4.5           Common Stock Purchase Warrant between           Incorporated by Reference to Exhibit 4.2 to
                   the State of Wisconsin Investment Board         the Registrant's Form 10-Q for the Quarter
                   as Trustee for the Variable Retirement          Ended September 30, 1999
                   Investment Trust and Advanced Tissue
                   Sciences, Inc. Dated November 10, 1999

    10.1           Form of Indemnification Agreement               Incorporated by Reference to Exhibit 10.6 to
                   Between the Company and Each of the             the Registrant's Annual Report on Form 10-K
                   Directors of the Company                        for the Year Ended January 31, 1991

    10.2+          Nonqualified Stock Option Agreement,            Incorporated by Reference to Exhibit 19.1 to
                   Dated June 3, 1991 between the Company          the Registrant's Form 10-Q for the Quarter
                   and Arthur J. Benvenuto                         Ended July 31, 1991

    10.3+          Nonqualified Stock Option Agreement,            Incorporated by Reference to Exhibit 19.2 to
                   Dated June 3, 1991 between the Company          the Registrant's Form 10-Q for the Quarter
                   and Dr. Gail K. Naughton                        Ended July 31, 1991




   Exhibit
     No.                         Title                                     Method of Filing
   -------                       -----                                     ----------------
    10.4**+        Advanced Tissue Sciences, Inc. 1997             Incorporated by Reference to Exhibit 99.1 to
                   Stock Incentive Plan                            the Registrant's Registration Statement No.
                                                                   333-36879 on Form S-8

    10.4(a)+       Form of Stock Option Agreement                  Incorporated by Reference to Exhibit 99.2 to
                                                                   the Registrant's Registration Statement No.
                                                                   333-36879 on Form S-8

    10.4(b)+       Form of Addendum to Stock Option                Incorporated by Reference to Exhibit 99.3 to
                   Agreement re: Involuntary Termination           the Registrant's Registration Statement No.
                                                                   333-36879 on Form S-8

    10.4(c)+       Form of Stock Issuance Agreement                Incorporated by Reference to Exhibit 99.4 to
                                                                   the Registrant's Registration Statement No.
                                                                   333-36879 on Form S-8

    10.4(d)+       Form of Addendum to Stock Issuance              Incorporated by Reference to Exhibit 99.5 to
                   Agreement re: Involuntary Termination           the Registrant's Registration Statement No.
                                                                   333-36879 on Form S-8

    10.4(e)        Form of Automatic Stock Option Agreement        Incorporated by Reference to Exhibit 99.6 to
                                                                   the Registrant's Registration Statement No.
                                                                   333-36879 on Form S-8

    10.5+          Form of Special Addendum to Certain             Incorporated by Reference to Exhibit 10.1 to
                   Employee Stock Option Agreements                the Registrant's Form 10-Q for the Quarter
                                                                   Ended March 31, 1996

    10.6(a)        Licensing Agreement between the                 Incorporated by Reference to Exhibit 10.8(a)
                   Massachusetts Institute of Technology           to the Registrant's Transition Report on
                   and Advanced Tissue Sciences, Inc. Dated        Form 10-K for the Eleven Months Ended
                   July 24, 1992                                   December 31, 1992

    10.7*          Agreement between Advanced Tissue               Incorporated by Reference to Exhibit 10.1 to
                   Sciences, Inc. and Smith & Nephew plc           the Registrant's Form 10-Q for the Quarter
                   Dated May 6, 1994                               Ended March 31, 1994

    10.8           Heads of Agreement between Advanced             Incorporated by Reference to Exhibit 10.1 to
                   Tissue Sciences, Inc. and Smith & Nephew        the Registrant's Form 10-Q for the Quarter
                   plc Dated April 29, 1996                        Ended March 31, 1996

    10.9           Promissory Note Between Advanced Tissue         Incorporated by Reference to Exhibit 10.2 to
                   Sciences, Inc. and Smith & Nephew SNATS,        the Registrant's Form 10-Q for the Quarter
                   Inc. Dated June 11, 1997                        Ended June 30, 1997

    10.10(a)       U.S. $16,000,000 Loan Facility to               Incorporated by Reference to Exhibit 10.1 to
                   DermEquip, L.L.C. Provided by The Chase         the Registrant's Form 10-Q for the Quarter
                   Manhattan Bank Dated August 12, 1997            Ended September 30, 1997

    10.10(b)       Guaranty Between Advanced Tissue                Incorporated by Reference to Exhibit 10.2 to
                   Sciences, Inc. and The Chase Manhattan          the Registrant's Form 10-Q for the Quarter
                   Bank Dated August 8, 1997                       Ended September 30, 1997

    10.11(a)       Heads of Agreement Dated January 14,            Incorporated by Reference to Exhibit 10.1 to
                   1998 between Advanced Tissue Sciences,          the Registrant's Current Report on Form 8-K
                   Inc. and Smith & Nephew plc                     Dated January 14, 1998




   Exhibit
     No.                        Title                                     Method of Filing
   -------                      -----                                     ----------------
   10.11(b)        Common Stock Purchase Agreement, Dated          Incorporated by Reference to Exhibit 10.2 to
                   January 14, 1998, between Advanced              the Registrant's Current Report on Form 8-K
                   Tissue Sciences, Inc. and Smith & Nephew        Dated January 14, 1998
                   SNATS, Inc.

   10.12           Heads of Agreement between Advanced             Incorporated by Reference to Exhibit 10.1 to
                   Tissue Sciences, Inc. and Smith & Nephew        the Registrant's Form 10-Q for the Quarter
                   plc Dated August 6, 1998                        Ended June 30, 1998

   10.13(a)        Securities Purchase Agreement by and            Incorporated by Reference to Exhibit 10.1 to
                   among Advanced Tissue Sciences, Inc. and        the Registrant's Current Report on Form 8-K
                   the Investors Dated July 10, 1998               dated July 10, 1998

   10.13(b)        Registration Rights Agreement by and            Incorporated by Reference to Exhibit 10.2 to
                   among Advanced Tissue Sciences, Inc. and        the Registrant's Current Report on Form 8-K
                   the Investors Dated July 10, 1998               dated July 10, 1998

   10.13(c)        Redemption Amendment Agreement by and           Incorporated by Reference to Exhibit 10.1 to
                   among Advanced Tissue Sciences, Inc. and        the Registrant's Current Report on Form 8-K
                   the Buyers of Series B Convertible              dated November 6, 1998
                   Preferred Stock Dated November 6, 1998

   10.14*          Heads of Agreement between Advanced             Incorporated by Reference to Exhibit 10.1 to
                   Tissue Sciences, Inc. and Inamed                the Registrant's Current Report on Form 8-K,
                   Corporation dated May 10, 1999                  as amended, dated November 2, 1999

   10.15           Securities Purchase Agreement dated as          Incorporated by Reference to Exhibit 2 to the
                   of November 5, 1999, between the State          Registrant's Form 8-A, as amended, dated
                   of Wisconsin Investment Board and               November 10, 1999
                   Advanced Tissue Sciences, Inc.

   21              Subsidiaries of the Registrant                  Filed Herewith

   23              Consent of Ernst & Young LLP,                   Filed Herewith
                   Independent Auditors

   27              Financial Data Schedule                         Filed With Electronic Copy Only


-------------------
* The Company has requested confidential treatment with respect to certain portions of these documents.
** Key employees (including officers and directors), non-employee Board members and independent consultants are eligible to participate in the 1997 Stock Incentive Plan.
+    Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K
         -------------------

     On November 2, 1999, the Company filed an amendment to its Current Report on Form 8-K dated May 10, 1999 releasing certain information regarding the Heads of Agreement dated May 10, 1999 with Inamed Corporation from confidential treatment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  ADVANCED TISSUE SCIENCES, INC.


Date:      March 27, 2000                         By:   /s/ Arthur J. Benvenuto
     ---------------------------                     --------------------------
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


               Signature                                   Title                             Date
               ---------                                   -----                             ----

  /s/ Arthur J. Benvenuto                   Chairman of the Board of Directors          March 27, 2000
----------------------------------------    and Chief Executive Officer
         Arthur J. Benvenuto                (principal executive officer)

  /s/ Dr. Gail K. Naughton                  Director, President and Chief               March 27, 2000
----------------------------------------    Operating Officer
         Dr. Gail K. Naughton

  /s/ Michael V. Swanson                    Senior Vice President and Chief             March 27, 2000
----------------------------------------    Financial Officer (principal financial
         Michael V. Swanson                 and accounting officer)

  /s/ Jerome E. Groopman, M.D.              Director                                    March 27, 2000
----------------------------------------
         Jerome E. Groopman, M.D.

  /s/ Jack L. Heckel                        Director                                    March 27, 2000
----------------------------------------
         Jack L. Heckel

  /s/ Ronald L. Nelson                      Director                                    March 27, 2000
----------------------------------------
         Ronald L. Nelson

  /s/ Dayton Ogden                          Director                                    March 27, 2000
----------------------------------------
         Dayton Ogden

  /s/ David S. Tappan, Jr.                  Director                                    March 27, 2000
----------------------------------------
         David S. Tappan, Jr.

  /s/ Dr. Gail R. Wilensky                  Director                                    March 27, 2000
----------------------------------------
         Dr. Gail R. Wilensky

                             SELECTED FINANCIAL DATA

     See Note 1 to the accompanying consolidated financial statements for a discussion of the basis of presentation. This summary of selected financial data should be read in conjunction with the consolidated financial statements and notes presented on pages F-9 to F-25.


                                                             Year Ended December 31,
                                         -----------------------------------------------------------
                                            1999         1998         1997        1996        1995
                                         ----------   ----------   ----------  ----------  ----------
                                                    (In thousands, except per share amounts)
Revenues:
   Product sales (1)                     $  13,717    $  11,962    $   2,166   $  1,018    $   1,177
   Contracts and fees (2) (3)               29,086        8,519       10,985     13,574        2,388
Research and development
  expenses                                  16,300       15,096       18,437     24,486       19,017
Equity in losses of joint
  ventures (3)                             (21,558)     (17,628)     (11,990)        --           --
Net loss                                   (21,306)     (43,285)     (36,089)   (22,401)     (23,125)
Net loss applicable to common
   stock                                   (21,864)     (43,863)     (36,089)   (22,401)     (23,125)

Basic and diluted loss per
   common share                          $    (.45)   $   (1.11)   $    (.96)  $   (.61)   $    (.72)

Weighted average shares used in the
   calculation of basic and diluted
   loss per common share                    48,507       39,373       37,548     36,556       33,266



                                                                  December 31,
                                         ------------------------------------------------------------
                                            1999         1998         1997        1996        1995
                                         ----------   ----------   ----------  ----------  ----------
                                                                 (In thousands)
Cash, cash equivalents and
   short-term investments (4)            $  26,079    $  23,054    $  17,086   $ 40,217    $  18,929
Working capital                             10,651       20,442       13,216     35,984       15,747
Total assets                                59,386       53,985       50,460     56,501       31,141
Long-term debt, capital lease
   obligations and redeemable
   preferred stock (5)                      24,139       34,949       28,096         84           36
Accumulated deficit                       (239,762)    (218,456)    (175,171)  (139,082)    (116,681)
Stockholders' equity                        21,423       12,527       13,966     48,380       25,900

(1) Product sales include sales of TransCyte(TM) and Dermagraft(R) at cost to a related party in the amounts of $13,717,000, $10,927,000 and $1,190,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Also included are sales of TransCyte to unrelated customers of $1,035,000 and $976,000 in years ended December 31, 1998 and 1997, respectively. Product sales in 1996 and prior years are for sales of the Company's Skin(2)(R) laboratory testing kits. The Company discontinued sales of its Skin(2) laboratory testing kits in October 1996.

(2) Contracts and fees include the recognition of milestone payments received from strategic partners, revenues for research and development, marketing and other activities performed under collaborative agreements and government grants. Milestone payments of $16.4 million and $10 million were recognized in the years ended December 31, 1999 and 1996, respectively.

(3) In April 1996, the Company formed a joint venture (the "Dermagraft Joint Venture") with Smith & Nephew plc for the commercialization of Dermagraft for the treatment of diabetic foot ulcers. The Company had formed a separate joint venture for the commercialization of tissue-engineered cartilage for orthopedic applications with Smith & Nephew in April 1994. Contracts and fees include revenues for research and development, marketing and other activities performed for the joint ventures. Advanced Tissue Sciences and Smith & Nephew began sharing in the revenues and expenses of the joint ventures in January 1997.

(4) In January 2000, the Company received $7.0 million from the State of Wisconsin Investment Board upon exercise of warrants to purchase an additional 1,750,000 shares of common stock. Also, in March 2000, all of the Company's Series B Preferred Stock at December 31, 1999 were converted into the Company's Common Stock. As a result of the conversion, $5 million in cash that was reported as restricted for redemption of the Series B Preferred Stock as of December 31, 1999 is now available to support the Company's operations.

(5)  Includes both the current and long-term portions of debt.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Advanced Tissue Sciences, Inc. (the "Company" or "Advanced Tissue Sciences") is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using its proprietary tissue engineering technology. The Company's leading therapeutic products are tissue-engineered skin products, TransCyte(TM) for the temporary covering of severe and partial-thickness burns and Dermagraft(R) for the treatment of severe skin ulcers. In addition to its TransCyte and Dermagraft skin products, the Company is also focusing its resources on the development of tissue-engineered products for other wound care, orthopedic, aesthetic, reconstructive and cardiovascular applications.

     In March 1997, the Company received marketing approval in the United States from the U.S. Food and Drug Administration (the "FDA") for its first therapeutic product, TransCyte, as a temporary covering for severe, full-thickness, or third degree, burns. In addition, in October 1997, the Company received FDA approval to market TransCyte for partial-thickness, or second degree, burns in the United States. Through September 1998, TransCyte was marketed for burns by Advanced Tissue Sciences through a direct sales force in the United States. Since October 1998, TransCyte has been or will be marketed in the United States and throughout the rest of the world consistent with regulatory approvals for burn and wound care applications under an expanded joint venture with Smith & Nephew plc ("Smith & Nephew").

     Dermagraft for the treatment of diabetic foot ulcers was approved for sale in Canada in August 1997, and was introduced in the United Kingdom and several other European countries late in 1997 through the joint venture with Smith & Nephew. The Company also submitted a Premarket Approval (PMA) application to the FDA for approval to market Dermagraft for the treatment of diabetic foot ulcers in the United States. In January 1998, an FDA advisory panel recommended approval of Dermagraft with the condition that the Company perform a post-marketing study to confirm efficacy and provide physician training. However, in June 1998, the FDA decided the PMA application was not approvable without supportive data from an additional controlled clinical trial. The clinical trial began in late 1998 and the results of a planned interim analysis of data from this trial were announced in December 1999. These data showed that, although statistical significance was not achieved at the interim analysis, Dermagraft was healing more ulcers than the control treatment in those diabetic foot ulcers having a duration of greater than six weeks.

     In February 2000, the FDA approved an application for an amendment to the Investigational Device Exemption (IDE) for the ongoing clinical trial of Dermagraft in the treatment of diabetic foot ulcers. Based on the data from the interim analysis, the IDE was amended to revise the enrollment criteria and the statistical plan for data analysis. The amended IDE allows for the modification of the study inclusion criteria to limit future enrollment to patients with ulcers of greater than six weeks duration. In addition, the amended statistical plan allows the Company to integrate the interim analysis data with additional data generated since that time from patients with ulcer duration of greater than six weeks. If these additional data confirm the treatment benefit that was seen in the interim analysis for patients with ulcer duration of greater than six weeks, the Company believes it could submit an amendment to the PMA application for approval of Dermagraft for the treatment of diabetic foot ulcers to the FDA as early as mid-year.

     In October 1998, the FDA approved the Company's application for a Treatment Investigational Device Exemption (the "Treatment IDE") for Dermagraft, allowing the Company to make Dermagraft for the treatment of diabetic foot ulcers available to selected centers in the United States under an approved clinical protocol. The Treatment IDE is a regulatory provision that (1) permits companies to make available promising new products to patients with serious diseases for which there is no satisfactory alternative, and (2) allows companies to recover the costs of manufacturing and distributing the product. The Treatment IDE is being conducted concurrently with the ongoing clinical trial of Dermagraft in the treatment of diabetic foot ulcers in the United States.

     In May 1999, the Company and Inamed Corporation ("Inamed") entered into a strategic alliance for the development and marketing of several of the Company's human-based, tissue-engineered products for aesthetic and certain reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell certain of the Company's tissue-engineered products for use in cosmetic surgery, cartilage for plastic and reconstructive surgery, extracellular matrix for use in breast reconstruction, and extracellular matrix, including human collagen, for soft tissue augmentation (wrinkle and cosmetic correction) and as a bulking agent for the treatment of urinary incontinence. As part of this alliance, the Company received certain payments in 1999 and will be entitled to royalties on the future sales of the Company's tissue-engineered products by Inamed. In addition, the Company may also potentially receive certain milestone payments from Inamed. Under the related agreements, Advanced Tissue Sciences will be responsible for the development of the products and related manufacturing processes while Inamed will be responsible for clinical and regulatory activities. Advanced Tissue Sciences or an affiliate has the right to manufacture the products developed for Inamed. See Note 3 to the consolidated financial statements.

     In April 1996, the Company entered into an agreement with Smith & Nephew to form a joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. Under the joint venture agreement, the joint venture partners began sharing equally in all expenses and revenues associated with the development and commercialization of Dermagraft for diabetic foot ulcers from January 1997. In January 1998, Advanced Tissue Sciences and Smith & Nephew expanded the Dermagraft Joint Venture to include additional technology for the treatment of skin tissue wounds and applications such as venous ulcers, pressure ulcers and burns. In August 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture further to include exclusive rights to TransCyte for full and partial-thickness burns in the United States effective October 1998. Under the expanded joint venture, Advanced Tissue Sciences and Smith & Nephew are sharing equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company is funding the first $6 million in expense for conducting clinical trials and regulatory support of Dermagraft and TransCyte in the treatment of venous ulcers and pressure ulcers. In addition, the Company funded certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. See Note 3 to the consolidated financial statements.

     In February 2000, the Company and Smith & Nephew agreed in principle to restructure certain milestone payments associated with the Dermagraft Joint Venture. The objective of the restructuring is to defer the potential payment of certain milestones by Smith & Nephew while providing the Company a royalty stream and an opportunity for an increase in its long-term return from the venture. As part of the agreement, the Company will sell the Dermagraft manufacturing assets that it currently owns to a company jointly owned with Smith & Nephew, and also will sell its raw material inventories to the Dermagraft Joint Venture. The proceeds of these sales will be used to pay down a portion of the outstanding balance of the loan from Smith & Nephew, with the remaining outstanding principal and interest due at the June 30, 2000 maturity to be paid in the Company's Common Stock at the then current market price. See
Note 17 to the consolidated financial statements.

     In May 1994, the Company and Smith & Nephew entered into a separate joint venture (the "NeoCyte Joint Venture") for the worldwide development, manufacture and marketing of human tissue-engineered cartilage for orthopedic applications. In January 1997, the joint venture partners began sharing equally in the NeoCyte Joint Venture's expenses. See Note 3 to the consolidated financial statements.

     In October 1997, the Company was awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology to fund collaborative cardiovascular research with the University of California, San Diego over a three-year period. Funding under the grant began in 1998. From 1993 through 1997, the Company sponsored at least $1 million annually in early stage research programs at the Massachusetts Institute of Technology and Children's Hospital in Boston directed toward the tissue engineering of cartilage, liver and numerous other tissues and several polymer technologies. The Company has subsequently reduced its commitments to these institutions; however, certain research has been sponsored at several other academic institutions during 1998 and 1999.

     The Company has incurred, and expects to continue to incur, substantial expenditures in support of the commercialization, development and clinical trials of its TransCyte and Dermagraft products for burns and skin ulcer applications, for manufacturing systems and in advancing other applications of the Company's core technology. In particular, the Company will incur, either directly or through the Dermagraft Joint Venture, substantial costs for the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers and in support of clinical trials and post-market studies of Dermagraft and TransCyte in the treatment of venous, pressure and diabetic ulcers and for full and partial thickness burns. The Company also expects to incur additional costs for the development of products and manufacturing processes under its strategic alliance with Inamed and, through the

NeoCyte Joint Venture, for the development and clinical trials of tissue-engineered cartilage products; however, such costs are expected to be partially offset by the recognition of licensing fees and milestone payments from Inamed and by sharing such costs with partners.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 as Compared to the Year Ended December 31, 1998

     Product sales totaled $13,717,000 in 1999, as compared to $11,962,000 in 1998. During these periods all product sales were to related parties, except $1,035,000 of TransCyte sales in 1998 made through the Company's direct sales force to third party customers in the United States. As discussed above, domestic TransCyte sales and marketing activities were transferred from the Company to the Dermagraft Joint Venture effective October 1998.

     Product sales to related parties reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost (see Notes 3 and 16 to the consolidated financial statements). Since October 1998, the Company has manufactured Dermagraft and TransCyte to meet the Dermagraft Joint Venture's forecasted requirements. As a result, sales to related parties in 1999 and the fourth quarter of 1998 reflect costs to manufacture Dermagraft and TransCyte including period costs, while sales to related parties through September 1998 include costs to manufacture Dermagraft and TransCyte but do not include period costs for TransCyte. As the Company sold TransCyte to third parties through September 1998, TransCyte sales to the joint venture were at a price negotiated between the Company and the Dermagraft Joint Venture rather than total product costs, including period costs. Growth in sales of existing products in 2000 and beyond will continue to be sensitive to the Dermagraft Joint Venture partners' success in obtaining regulatory approvals and product reimbursement from both national healthcare systems and private insurers.

     Revenues from contracts and fees were $29,086,000 in 1999, compared to $8,519,000 in 1998. The increase in 1999 over the prior year mainly reflects the recognition of $15 million in revenue related to the January 1999 milestone payment associated with the expansion of the Dermagraft Joint Venture. In addition, $1,405,000 of the $5,000,000 in payments received for the licensing of certain product applications to Inamed have been recognized as revenue in 1999 with the balance of payments expected to be recognized in fiscal 2000, as related financial commitments have been met. Other contract and fee revenues are principally for research and development activities performed for the Dermagraft and NeoCyte Joint Ventures. Fiscal 1999 includes higher revenues of $3,513,000 in contracts and fees for conducting clinical trials of Dermagraft and TransCyte. Clinical trial activities are expected to continue in 2000 as the Company pursues additional indications for existing products, and develops further products. See Notes 2 and 3 to the consolidated financial statements.

     Cost of goods sold decreased from $15,135,000 in 1998 to $13,717,000 in 1999. Cost of goods sold represents the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture and, in 1998, the cost of TransCyte sold domestically to third parties through September 1998. The decrease in the 1999 cost of goods sold reflects both a decrease in manufacturing salaries and benefits of $440,000 and a $780,000 increase in the cost of product used in clinical trials and development activities. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, the Company expects to continue to incur significant costs associated with excess production capacity within its manufacturing facility in 2000. Due to costs related to excess production capacity, the Dermagraft Joint Venture immediately writes inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. In the years ending December 31, 1999 and 1998, such write-downs totaled $11,982,000 and $8,267,000, respectively. To the extent the Company does not sell such products to the Dermagraft Joint Venture, it will be required to write such inventories down to net realizable value.

     Research and development expenditures increased by $1,204,000 to $16,300,000 in 1999 from $15,096,000 in 1998. The increase in research and development costs reflects higher expenditures for clinical trials of $3,513,000 in 1999. This increase includes costs for clinical trials of Dermagraft in venous and diabetic foot ulcers as well as post-market studies of TransCyte for full and partial-thickness burns. The increase in clinical trial expenditures was partially offset by declines of $1,486,000 in product development costs and $458,000 in regulatory costs for 1999. Research and development costs will continue to be significant due to continuing and anticipated clinical trials during 2000.

     Selling, general and administrative costs were $11,095,000 in 1999 reflecting a 25% decrease as compared to $14,884,000 in 1998. The lower costs primarily reflect a decrease of $3,878,000 in selling and marketing costs as a result of the transfer of the TransCyte sales and marketing activities in the United States to the Dermagraft Joint Venture in October 1998. In addition, recruiting costs declined from the prior year by $665,000. The impact of these decreases was partially offset by higher facility costs of $555,000 in 1999. Selling, general and administrative costs also includes $309,000 in 1999 in compensation expense related to a restricted stock award and the stock options exercised through the issuance of a loan are accounted for as variable stock options. As a result of the variable accounting treatment, variability in the market price of the Company's common stock may result in significant increases and decreases in compensation expense from period to period.

     Equity in losses of joint ventures was $21,558,000 in 1999, as compared to $17,628,000 in 1998. These amounts represent the Company's share of the losses of the Dermagraft and NeoCyte Joint Ventures. The equity in losses of joint ventures includes costs incurred by the Company and charged to the Dermagraft and NeoCyte Joint Ventures totaling $15,934,000 and $9,547,000 in the years ended December 31, 1999 and 1998, respectively (see Note 16 to the consolidated financial statements). The increase in 1999 losses principally reflects manufacturing and distribution costs associated with the transfer of sales and marketing of TransCyte in the United States to the Dermagraft Joint Venture, as well as support for clinical trials for Dermagraft in the treatment of diabetic and venous ulcers and for TransCyte in full and partial-thickness burns, as discussed above.

     Interest income and other was $362,000 in 1999, which compared to $1,320,000 in 1998. This principally reflects an increase in other expenses, including a $416,000 fee paid in terminating a long-term facility lease (see
Note 8 to the consolidated financial statements) and asset disposals and write-downs of $893,000 in 1999 offset by the amortization of commitment fees associated with an equity line of $430,000 in 1998. Interest expense was $1,801,000 in 1999, compared to $2,343,000 in 1998. The decrease in 1999 reflects the repayment of a $10 million loan from Smith & Nephew in June 1999 (see Note 7 to the consolidated financial statements).

Year Ended December 31, 1998 as Compared to the Year Ended December 31, 1997

     Product sales totaled $11,962,000 in 1998, as compared to $2,166,000 in 1997. Product sales included sales to related parties of $10,927,000 and $1,190,000 and to others of $1,035,000 and $976,000 in 1998 and 1997, respectively. Product sales to related parties reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost. See Notes 3 and 16 to the consolidated financial statements. Increased product sales to the Dermagraft Joint Venture in 1998 reflect increased manufacturing costs as discussed with respect to cost of goods sold below and the fact that commercial sales to the Dermagraft Joint Venture did not begin until the second quarter of 1997. As discussed above, TransCyte sales and marketing were transferred from the Company to the Dermagraft Joint Venture effective October 1998. As a result, product sales to others include sales of TransCyte in the United States from January through September 1998. Product sales in 1997 reflect sales for the period April through December 1997. There were no sales to outside customers in the first quarter of 1997, as TransCyte was first introduced in April 1997 for full-thickness burns and in October 1997 for partial-thickness burns.

     Revenues from contracts and fees were $8,519,000 for 1998, compared to $10,985,000 in 1997. Contract revenues decreased $2,466,000 for 1998 reflecting lower contract revenues recognized for research and development and clinical activities performed for the Dermagraft and the NeoCyte Joint Ventures and for associated administrative costs. See Notes 3 and 16 to the consolidated financial statements.

     Cost of goods sold for 1998 represents the cost of the Company's TransCyte product sold domestically and the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture. Cost of goods sold in 1997 represents costs to manufacture TransCyte since its introduction in April 1997 and sales to the Dermagraft Joint Venture beginning in the second quarter of 1997. Products were sold to the Dermagraft Joint Venture at cost to manufacture including period costs (except for the period from January 1, 1997 to September 30, 1998 when the Company also sold TransCyte in the United States and therefore, absorbed period costs related to TransCyte). The Company initiated production of Dermagraft in its commercial facility in January 1998 and, accordingly, cost of goods sold has reflected costs associated with this manufacturing facility such as depreciation and overhead since that date. The Company did not receive FDA approval to sell Dermagraft in the United States during 1998 resulting in excess production capacity within the facility. As a result of the costs of this excess production capacity, the Dermagraft

Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. During the years ended December 31, 1998 and 1997, such write-downs by the Dermagraft Joint Venture totaled $8,267,000 and $491,000, respectively.

     Research and development expenditures decreased 18% to $15,096,000 for 1998, compared to $18,437,000 in 1997. The cost of sponsored research programs, the clinical studies expenses of TransCyte and Dermagraft clinical trials and the development of commercial manufacturing processes decreased by $1,677,000, $536,000 and $1,126,000, respectively in 1998.

     Selling, general and administrative costs were $14,884,000 in 1998, a decrease of $1,651,000 from $16,535,000 in 1997. The decrease primarily reflects lower expenditures for selling and marketing costs and professional and consulting services related to the commercialization of products, partially offset by higher administrative compensation costs. Selling and marketing costs decreased during the fourth quarter of 1998 due to the transfer of sales and marketing of TransCyte to the Dermagraft Joint Venture effective October 1998. In 1998 selling and marketing costs were $1,242,000 less than in the prior year. Professional and consulting fees decreased $535,000 in 1998 while compensation costs increased by $475,000 from 1997.

     Equity in losses of joint ventures was $17,628,000 in 1998, as compared to $11,990,000 in 1997. These amounts represent the Company's share of the losses of the Dermagraft and NeoCyte Joint Ventures. The equity in losses of joint ventures includes costs incurred by the Company and charged to the Dermagraft and NeoCyte Joint Ventures totaling $9,547,000 and $5,899,000 in the years ended December 31, 1998 and 1997, respectively (see Note 16 to the consolidated financial statements). The increase in 1998 primarily reflects increased manufacturing costs and selling, general and administrative expenses in the Dermagraft Joint Venture. As the Company sells products to the Dermagraft Joint Venture at its cost to manufacture, costs of the commercial facility began to be recognized in cost of goods sold for the Dermagraft Joint Venture in January 1998. Selling, general and administrative expenses in the Dermagraft Joint Venture have increased to support the commercial introduction of Dermagraft and TransCyte in certain markets.

     Interest income and other was $1,320,000 in 1998, which compared to $1,252,000 in 1997. Interest income in 1998 increased by $95,000 as higher cash balances in the second half of 1998 from a $25 million private placement of Convertible Series B Preferred Stock offset lower cash balances in the first half of the year as compared to 1997. Interest expense was $2,343,000 in 1998, compared to $877,000 in 1997. The increase in 1998 principally reflects interest on notes payable to Smith & Nephew and The Chase Manhattan Bank (see Note 7 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operating and capital expenditures to date primarily through the sale of equities, contract revenues, funding from strategic partners, government grants, product sales and lease financing transactions. As of December 31, 1999, the Company had available working capital of $10,651,000, a decrease of $9,791,000 from December 31, 1998. The decrease in working capital in 1999 reflects the use of working capital to support operations of $14,317,000 including the Company's net investment in its joint ventures with Smith & Nephew of $21,260,000, the transfer of a loan from Smith & Nephew from long-term to current in June 1999 (see Note 7 to the consolidated financial statements) and capital expenditures and patent application costs of $1,455,000. Working capital at December 31, 1999 also reflects approximately $20 million received from sales of common stock and warrants during 1999, net of $5 million which has been reserved for the redemption of the Company's Series B Preferred Stock (see Note 11 to the consolidated financial statements).

     The Company's working capital and capital requirements are dependent upon a number of factors, including the timing and expense of the Company's preclinical and clinical studies, the achievement and timing of regulatory approvals and third-party reimbursement, sales and marketing efforts by the Company's strategic partners, new technological innovations, market acceptance of the Company's products and the establishment of new strategic alliances. The Company currently believes it has sufficient funds, including those received from the exercise of warrants in January 2000 (as discussed below) and to be received from the sale of certain manufacturing assets in January 2000 (see Note 17 to the consolidated financial statements) to support its operations to approximately the end of fiscal 2000.

     The further development of the Company's technology and commercialization of its products, as well as any further development of manufacturing capabilities or the establishment of any additional sales, marketing and distribution capabilities, will require the commitment of substantial funds. In addition to existing working capital, other sources of funds may include payments from alliances with Smith & Nephew and Inamed, and up to $2.5 million of borrowing capacity under the NeoCyte Joint Venture with Smith & Nephew. The Company may also pursue additional public or private offerings of debt or equity securities. Additional funding could potentially be obtained through new strategic alliances or other collaborative arrangements, or through the extension of existing strategic alliances. However, there can be no assurance that funds from the sources outlined above will be available when needed or on terms favorable to the Company, under existing arrangements or otherwise, or that the Company will be successful in entering into any other strategic alliances or collaborative arrangements.

     In January 2000, the Company received $7.0 million from the exercise of warrants to purchase 1,750,000 shares of Common Stock at $4.00 per share. These warrants were a component of the 3,750,000 units sold pursuant to a public offering in November 1999. See Notes 11 and 17 to the consolidated financial statements. In conjunction with the public offering in November 1999, the Company notified the holders of its Convertible Series B Preferred Stock that it would redeem for cash at 105% of liquidation value any preferred share submitted for conversion at a conversion price at or below $3.58 per share (see Note 12 to the consolidated financial statements). However, in March 2000, 100.8 shares, representing all of the Company's Series B Preferred Stock as December 31, 1999, were converted into 1,354,539 shares of the Company's Common Stock at $3.72 per share. As a result of the conversion, $5 million in cash that was reported as restricted for redemption of the Series B Preferred Stock in the accompanying balance sheet as of December 31, 1999 is now available to support the Company's operations. See Note 17 to the consolidated financial statements.

     The Company continually reviews its product development activities in an effort to allocate its resources to those products the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and need, potential for regulatory approval and reimbursement under the existing healthcare system as well as anticipated healthcare reforms, technical feasibility, expected and known product attributes and estimated costs to bring the product to market. Based on these and other factors that the Company considers relevant, the Company may from time to time reallocate its resources among its product development activities. Additions to products under development or changes in products being pursued can substantially and rapidly change the Company's funding requirements. In addition, if, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture or, to a lesser extent, the NeoCyte Joint Venture, the Company would experience a substantial increase in the need for and the use of its working capital to support the commercialization and manufacture of its Dermagraft and TransCyte products or the development of its orthopedic cartilage products.

FINANCIAL CONDITION

     Cash, cash equivalents and short-term investments as of December 31, 1999 increased by $3 million from December 31, 1998 reflecting principally the effect of the $15 million payment received in January 1999 associated with the expansion of the Dermagraft Joint Venture, payments of $10 million received from Inamed (see Note 3 to the consolidated financial statements) and $10 million in unrestricted funds from a public offering completed in November 1999 (see Note 11 to the consolidated financial statements), partially offset by $7.7 million of cash used to fund operations and $21.3 million to support the Dermagraft and NeoCyte Joint Ventures. Restricted cash at December 31, 1999 represents cash reserved for the redemption of any of the Company's Series B Preferred Stock submitted for conversion at or below $3.58 per share (see Note 12 to the consolidated financial statements). Increases in receivables from and payables to joint ventures are a function of the timing of payments made to and from the Company's joint ventures with Smith & Nephew.

     Accrued expenses at December 31, 1999 increased $2.1 million from year-end 1998 primarily due to increases in amounts accrued for payroll costs and clinical studies (see Note 6 to the consolidated financial statements). Deferred revenue of $3.6 million as of December 31, 1999 reflects the portion of the $5 million in payments related to the Inamed licensing agreement yet to be recognized (see Notes 2 and 3 to the consolidated financial statements). The current portion of long-term debt at December 31, 1999 has increased by $7.4 million from December 31, 1998 reflecting the fact the Cartilage loan from Smith & Nephew is due and payable in June 2000 (see Note 7 to the consolidated financial statements). Long-term debt has decreased by $18.3 million in 1999 primarily as the $10 million Dermagraft loan from Smith & Nephew was converted to equity and the Cartilage loan discussed above has been transferred to current liabilities (see Note 7 to the consolidated financial statements).

Redeemable preferred stock at December 31, 1999 reflects the remaining shares outstanding from the private placement of the Convertible Series B Preferred Stock in July 1998 (see Note 12 to the consolidated financial statements).

MARKET RISK

     The Company is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at December 31, 1999.

OTHER INFORMATION

     THE DISCUSSIONS IN THIS ANNUAL REPORT ON FORM 10-K, PARTICULARLY THOSE RELATING TO STRATEGIC ALLIANCES (INCLUDING POTENTIAL REVENUES FROM EXISTING JOINT VENTURES), THE USE OF WORKING CAPITAL, THE SUFFICIENCY AND AVAILABILITY OF FUNDS TO SUPPORT OPERATIONS, ADDITIONAL CLINICAL TRIALS AND COMMERCIALIZATION OF THE COMPANY'S PRODUCTS, MAY BE FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. NO ASSURANCE CAN BE GIVEN THAT THE COMPANY WILL SUCCESSFULLY COMPLETE CLINICAL TRIALS, OBTAIN U.S. FOOD AND DRUG ADMINISTRATION APPROVAL, SCALE UP MANUFACTURING PROCESSES, SUCCESSFULLY MARKET ITS PRODUCTS, ACHIEVE MILESTONES REQUIRED TO RECEIVE ADDITIONAL FUNDING, OR ENTER INTO NEW STRATEGIC ALLIANCES. THESE AND OTHER RISKS ARE DETAILED IN THE COMPANY'S PUBLICLY AVAILABLE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. THE FORWARD-LOOKING STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO SUCH RISKS AND RISK FACTORS.

                         ADVANCED TISSUE SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars In Thousands, Except Per Share Amounts)

                                                             December 31,
                                                     --------------------------
                                                        1999            1998
                                                     ----------      ----------
         ASSETS
Current assets:
   Cash and cash equivalents                         $   16,091      $  16,551
   Short-term investments                                 9,988          6,503
   Receivable from joint ventures                         2,185          1,162
   Inventory                                              4,295          3,364
   Other current assets                                   1,664          1,250
                                                     ----------      ---------
     Total current assets                                34,223         28,830
Property - net                                           16,627         20,624
Patent costs - net                                        2,075          1,846
Restricted cash                                           5,000             --
Other assets                                              1,461          2,685
                                                     ----------      ---------
     Total assets                                    $   59,386      $  53,985
                                                     ==========      ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $      755      $     894
   Payable to joint ventures                              3,550          1,316
   Accrued expenses                                       5,560          3,489
   Deferred revenue                                       3,595             --
   Current portion of long-term debt and
    capital lease obligations                            10,112          2,689
                                                     ----------      ---------
     Total current liabilities                           23,572          8,388
Long-term debt and capital lease obligations              8,987         27,260
Other long-term liabilities                                 364            810
                                                     ----------      ---------
     Total liabilities                                   32,923         36,458
                                                     ----------      ---------
Redeemable  Convertible  Series B Preferred
  Stock, $.01 par value; 1,000 shares authorized,
  100.8 shares issued and outstanding at December
  31, 1999 and 100 at December 31, 1998 (aggregate
  redemption and liquidation value of $5,104
  and $5,119 at December 31, 1999 and December
  31, 1998)                                               5,040          5,000
                                                     ----------      ---------
Commitments and contingencies (Notes 8, 9 and 10)

Stockholders' equity:
   Convertible Series B Preferred Stock, $.01
     par value; no shares issued and outstanding
     at December 31, 1999 and 350 at December 31,
     1998 (aggregate liquidation value of $17,917
     at December 31, 1998)                                   --             --
   Accrued cumulative preferred stock dividends              64            536
   Common Stock, $.01 par value; 125,000,000 and
     100,000,000 shares authorized at December 31,
     1999 and 1998, respectively; issued and
     outstanding, 56,600,544 shares at December
     31, 1999 and 40,353,524 shares at December
     31, 1998                                               566            403
   Additional paid-in capital                           262,588        230,963
   Note received in connection with the sale
     of Common Stock and deferred compensation
     applicable to Common Stock                          (2,033)          (919)
   Accumulated deficit                                 (239,762)      (218,456)
                                                     ----------      ---------
     Total stockholders' equity                          21,423         12,527
                                                     ----------      ---------
     Total liabilities and stockholders' equity      $   59,386      $  53,985
                                                     ==========      =========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                Year Ended December 31,
                                      ------------------------------------------
                                         1999           1998            1997
                                      ----------     ----------      -----------
Revenues:
  Product sales -
     Related parties                  $   13,717     $   10,927      $   1,190
     Others                                   --          1,035            976
  Contracts and fees -
     Related parties                      27,050          7,935         10,975
     Others                                2,036            584             10
                                      ----------     ----------      ---------
     Total revenues                       42,803         20,481         13,151
                                      ----------     ----------      ---------
Costs and expenses:
  Research and development                16,300         15,096         18,437
  Selling, general and administrative     11,095         14,884         16,535
  Cost of goods sold                      13,717         15,135          2,653
                                      ----------     ----------      ---------
     Total costs and expenses             41,112         45,115         37,625
                                      ----------     ----------      ---------
Income (loss) from operations
  before equity in losses of
  joint ventures                           1,691        (24,634)       (24,474)

Equity in losses of joint ventures       (21,558)       (17,628)       (11,990)
                                      ----------     ----------      ---------
Loss from operations                     (19,867)       (42,262)       (36,464)

Other income (expense):
  Interest income and other                  362          1,320          1,252
  Interest expense                        (1,801)        (2,343)          (877)
                                      ----------     ----------      ---------
Net loss                                 (21,306)       (43,285)       (36,089)

Dividends on preferred stock                (558)          (578)            --
                                      ----------     ----------      ---------
Net loss applicable to common stock   $  (21,864)    $  (43,863)     $ (36,089)
                                      ==========     ==========      =========
Basic and diluted loss per
  common share                        $     (.45)    $    (1.11)     $    (.96)
                                      ==========     ==========      =========
Weighted average number of common
  shares used in the computation
  of basic and diluted loss per
  common share                            48,507         39,373         37,548
                                      ==========     ==========      =========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                      Year Ended December 31,
                                                   ---------------------------------------------------
                                                          1999              1998             1997
                                                     --------------    --------------   --------------
Operating activities:
  Net loss                                           $    (21,306)     $    (43,285)    $    (36,089)
  Adjustments to reconcile net loss to cash
    used in operating activities:
     Depreciation and amortization                          4,772             4,756            2,120
     Compensation for services paid in stock,
       options or warrants                                    344             1,092              438
     Equity in losses of joint ventures                    21,558            17,628           11,990
     Other adjustments to net loss                          1,575               162              366
     Deferred revenue                                       3,595                --               --
     Changes in assets and liabilities:
       Receivables from joint ventures                     (1,023)             (830)             496
       Inventory                                             (931)            1,279           (3,364)
       Other current assets                                  (414)             (187)             657
       Accounts payable                                      (139)              (64)          (1,274)
       Payable to joint ventures                            2,234               634              682
       Accrued expenses                                     2,071            (2,840)             524
                                                     ------------      ------------     ------------
         Net cash provided by (used in)
           operating activities                            12,336           (21,655)         (23,454)
                                                     ------------      ------------     ------------
Investing activities:
  Purchases of short-term investments                     (15,995)          (17,449)          (6,234)
  Maturities and sales of short-term
    investments                                            12,510            12,946           16,544
  Acquisition of property                                    (972)           (3,740)         (15,567)
  Proceeds from sale of furniture
    and equipment                                              --             1,502               --
  Investment in joint ventures                            (24,700)          (23,436)         (11,040)
  Distributions from joint ventures                         3,440             3,909              605
  Patent application costs                                   (483)             (284)            (439)
  Other long-term assets                                     (264)            1,739           (3,118)
                                                     ------------      ------------     ------------
         Net cash used in investing
           activities                                     (26,464)          (24,813)         (19,249)
                                                     ------------      ------------     ------------
Financing activities:
  Proceeds from borrowings                                  1,840             3,993           28,000
  Payments of borrowings                                   (2,690)           (2,140)             (38)
  Net proceeds from sale of Preferred Stock                    --            24,915               --
  Net proceeds from sale of Common Stock                   19,877            20,000               --
  Restricted cash                                          (5,000)               --               --
  Repurchase of Common Stock                                 (457)               --               --
  Options and warrants exercised                               10               852            1,675
  Other long-term obligations                                  88               313              245
                                                     ------------      ------------     ------------
         Net cash provided by financing
           activities                                      13,668            47,933           29,882
                                                     ------------      ------------     ------------
Net increase (decrease) in cash and cash
     equivalents                                             (460)            1,465          (12,821)
Cash and cash equivalents at beginning of year             16,551            15,086           27,907
                                                     ------------      ------------     ------------
Cash and cash equivalents at end of year             $     16,091      $     16,551     $     15,086
                                                     ============      ============     ============


         See accompanying notes to the consolidatedfinancial statements.

                         Advanced Tissue Sciences, Inc.
                 Consolidated Statement of Stockholders' Equity
                             (Dollars In Thousands)

                                          Preferred Stock       Common Stock
                                         -----------------  --------------------
                                          Shares   Amount     Shares     Amount
                                         -------- --------  ----------  --------
Balance, December 31, 1996                                  37,474,677   $  375

Options exercised                                              199,306        2
Net loss
                                                            ----------   ------
Balance, December 31, 1997                                  37,673,983     377

Sale of Common Stock                                         1,533,115      15
Sale of Preferred Stock                     400   $    --
Conversion of Preferred Stock               (50)       --    1,012,394      10
Preferred Stock dividends                                       16,957      --
Warrants granted for services
Options exercised                                              117,075       1
Net loss                                  -----   -------   ----------   -----

Balance, December 31, 1998                  350        --   40,353,524     403

Sale of Common Stock                                         4,533,039      45
Issuance of Common Stock for
  debt and accrued interest                                  2,800,595      28
Conversion of Preferred Stock              (309)       --    7,865,798      79
Transfer of Preferred Stock to
  Redeemable Preferred Stock                (41)       --
Repurchase of Common Stock                                    (463,154)     (5)
Preferred Stock dividends                                      432,808       4
Restricted Common Stock
  awarded for services                                         300,000       3
Options exercised                                              777,934       9
Interest on note receivable
Net loss
                                          -----   -------   ----------   -----
Balance, December 31, 1999                  --    $    --   56,600,544   $ 566
                                          ====    =======   ==========   =====


                                                                             Accrued
                                                                           Dividends/
                                                                              Note             Total
                                        Additional                         Receivable/         Stock-
                                         Paid-In        Accumulated         Deferred          holders'
                                         Capital          Deficit         Compensation         Equity
                                        ----------      -----------       ------------       ----------
Balance, December 31, 1996              $  188,006      $  (139,082)        $   (919)        $  48,380

Options exercised                            1,673                                               1,675
Net loss                                                    (36,089)                           (36,089)
                                        ----------      -----------         --------         ---------
Balance, December 31, 1997                 189,679         (175,171)            (919)           13,966

Sale of Common Stock                        19,985                                              20,000
Sale of Preferred Stock                     19,915                                              19,915
Conversion of Preferred Stock                  (10)                                                 --
Preferred Stock dividends                     (536)                              536                --
Warrants granted for services                1,079                                               1,079
Options exercised                              851                                                 852
Net loss                                                    (43,285)                           (43,285)
                                        ----------      -----------         --------         ---------
Balance, December 31, 1998                 230,963         (218,456)            (383)           12,527

Sale of Common Stock                        19,829                                              19,874
Issuance of Common Stock for
  debt and accrued interest                 10,776                                              10,804
Conversion of Preferred Stock                1,926                                               2,005
Transfer of Preferred Stock to
  Redeemable Preferred Stock                (2,045)                                             (2,045)
Repurchase of Common Stock                  (1,762)                                             (1,767)
Preferred Stock dividends                      468                              (472)               --
Restricted Common Stock
  awarded for services                       1,122                              (813)              312
Options exercised                            1,311                                               1,320
Interest on note receivable                                                     (301)             (301)
Net loss                                                    (21,306)                           (21,306)
                                        ----------      -----------         --------         ---------
Balance, December 31, 1999              $  262,588      $  (239,762)        $ (1,969)        $  21,423
                                        ==========      ===========         ========         =========

        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. (the "Company") is a leading tissue engineering company utilizing its proprietary technology to develop and manufacture human-based tissue products for tissue repair and transplantation. The Company is focusing on the worldwide commercialization of tissue engineered products for wound care, orthopedics, aesthetic, reconstructive and cardiovascular applications. The Company's leading therapeutic products are tissue engineered skin products for the temporary covering of severe and partial-thickness burns, which is on the market in the United States, and for the treatment of diabetic foot ulcers, which is in clinical trials in the United States and on the market in Canada, the United Kingdom and several other European countries. Both products are being commercialized through a joint venture with Smith & Nephew plc ("Smith & Nephew"). The Company also has a strategic alliance with Inamed Corporation ("Inamed") for the development of tissue-engineered products for the aesthetic and reconstructive markets.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and DermEquip, L.L.C. ("DermEquip"), a limited liability company owned jointly with Smith & Nephew. DermEquip is a special purpose entity established to finance an expansion of the Company's manufacturing facility. All intercompany accounts and transactions have been eliminated. The Company's other interests in joint ventures with Smith & Nephew are accounted for under the equity method (see Notes 3 and 16).

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

Dependence on Certain Suppliers - Certain materials, such as the mesh frameworks used by the Company in its therapeutic products, are sourced from single manufacturers. Any significant supply interruption would adversely affect the Company's product manufacturing. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the Company or incompatible with the Company's manufacturing process, could have a material adverse effect on the Company's ability to manufacture its products.

Reclassification - Certain reclassifications have been made to prior year amounts to conform to the presentation for the year ended December 31, 1999.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents and Short-term Investments - In addition to investments in money market funds, cash equivalents consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of three months or less at the date of acquisition. Cash equivalents were approximately $14,942,000 and $14,509,000 as of December 31, 1999 and 1998, respectively. Short-term investments are valued on the basis of quoted market value and consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of one year or less but more than three months at the date of acquisition. Cash equivalents and short-term investments are stated at amortized cost, which approximates market value. As of December 31, 1999 and 1998, the Company's cash equivalents and short-term investments were classified as available-for-sale and consisted of (in thousands):

                                                        1999          1998
                                                     ----------    ----------

    Debt securities of U.S. Government agencies      $  7,986      $  6,503
    Commercial paper                                   10,828         5,578
    Money market funds                                  6,115         8,931
                                                     --------      --------
      Total cash equivalents and short-term
        investments                                  $ 24,929      $ 21,012
                                                     ========      ========

These investments all mature in less than one year. There were no significant unrealized or realized gains or losses related to such securities during the years ended December 31, 1999 or 1998. Cash and cash equivalents include

$1,713,000 and $2,145,000, respectively, as of December 31, 1999 and 1998 held by DermEquip. Such funds are only available to support the operations of DermEquip.

Impairment of Long-Lived Assets - The Company accounts for impairment of long-lived assets in accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("FAS No. 121"). FAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances suggest that the carrying amount of the asset may not be recoverable. In accordance with FAS No. 121, the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the asset's carrying amount is recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows. While the Company's current and past operating history could be indicative of an impairment, the Company believes the future cash flows to be received from the majority of long-lived assets will exceed the assets' carrying value. The Company believes that no impairment adjustments need to be made at December 31, 1999.

Inventory - Inventories manufactured for sale to related parties are stated at cost, principally standard costs which approximate actual costs on a first-in, first-out basis reflecting the price at which such goods will be sold to the related parties (see Notes 3 and 16).

Property is recorded at cost and is depreciated using estimated useful lives ranging from 2 to 11 years. For financial statement purposes, depreciation is generally computed using the straight-line method. For tax purposes, depreciation is generally computed by accelerated methods on allowable useful lives. Amortization of capitalized leases is included with depreciation expense. Costs related to the validation of new manufacturing facilities and equipment are capitalized prior to the assets being placed in service. In addition, interest is capitalized related to the construction of such assets. Such costs and capitalized interest are amortized over the estimated useful lives of the related assets. During 1997, $444,000 of interest expense was capitalized. No interest was capitalized in 1999 or 1998. Depreciation expense for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $4,712,000, $4,710,000, and $2,077,000, respectively.

Patents - The Company owns and has patents pending in the United States and abroad to protect the processes and products being developed by the Company. Direct patent application costs related to patents issued are amortized over the estimated useful life of the patent, approximately 17 years. Such costs related to pending applications are deferred until the patent is issued or charged to operations at the time a determination is made not to pursue an application. Patents are presented net of accumulated amortization of approximately $319,000 and $259,000 as of December 31, 1999 and 1998, respectively. Patent application and maintenance costs related to licensing agreements are expensed as incurred. See Note 9.

Industry Segment and Geographic Information - The Company operates in a single industry segment - the development and commercialization of human-based tissue products for tissue repair and transplantation. During the years ended December 31, 1999, 1998 and 1997, international sales have been through a related party (see Note 3). The Company has no foreign operations.

Revenue Recognition - Revenues from product sales to third parties are recognized when products are shipped, the risk of ownership has passed to the purchaser, and the Company has no further specified performance obligations. Revenues from product sales to related parties are recognized at such time as the related party is contractually obligated to purchase the product, generally upon the completion of manufacture. Such product sales to related parties are equal to the Company's cost (see Notes 3 and 16). Revenues under collaborative research and licensing agreements, including nonrefundable up-front fees and milestone payments where the Company has continuing financial commitments, are recognized as costs are incurred over the related period of the agreement. Revenues from government grants are recognized based on the performance requirements of the grant or as the grant expenditures are incurred.

Research and Development Costs are expensed as incurred. Such costs include proprietary research and develop-ment activities and expenses associated with collaborative research agreements.

Basic and Diluted Loss Per Common Share - Basic earnings per share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per share include the weighted average number of shares outstanding and give effect to potentially dilutive common shares such as options and warrants outstanding. Both the basic and diluted loss per common share for the years ended December 31, 1999, 1998 and 1997 are based on the weighted average number of shares of Common Stock outstanding during the periods. Potentially dilutive securities include options and warrants outstanding (see Note 13) and debt and convertible preferred stock (see

Notes 7, 11 and 12); however, such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per share for any of the periods presented. The net loss applicable to common shares used in the calculation of basic and diluted loss per common share for the years ended December 31, 1999 and 1998 includes dividends of $558,000 and $578,000, respectively, accrued on the Company's Convertible Series B Preferred Stock outstanding during such periods.

Stock-Based Compensation - As permitted under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), the Company follows Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for outstanding stock options and warrants issued to employees. Under APB Opinion No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the Company's stock over the exercise price on the date of grant and does not require the recognition of compensation expense for stock issued under plans defined as noncompensatory. Adoption of FAS No. 123 for options issued to employees would require recognition of employee compensation expense based on their computed "fair value" on the date of grant. In accordance with FAS No. 123, stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period the services are provided. See Note 13.

NOTE 3 - STRATEGIC ALLIANCES

Smith & Nephew Joint Ventures
-----------------------------

In April 1996, the Company entered into an agreement with Smith & Nephew to form a joint venture for the worldwide commercialization of Dermagraft(R), the Company's tissue-engineered dermal skin replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). In January 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. At that time, the Company retained the exclusive right to market TransCyte(TM), a temporary covering for full and partial-thickness burns, in the United States, while the Dermagraft Joint Venture was granted the right to market TransCyte for other skin wounds in the United States. In August 1998, the Company and Smith & Nephew further expanded the Dermagraft Joint Venture to include exclusive rights to TransCyte for full and partial-thickness burns in the United States effective October 1998. Smith & Nephew is a global medical device company with established sales in 90 countries. Smith & Nephew markets technically innovative products principally in the areas of wound management, orthopedics and endoscopy to deliver cost effective solutions, significant physician advantages and real patient benefits.

As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996. In addition, as a part of the agreement to expand the joint venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of the Company's Common Stock at approximately $13.05 per share in January 1998 (see Note 11). The Company also received an additional $15 million as consideration for expanding the joint venture in January 1999, and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, further payments of up to $136 million. The $15 million has been recognized into revenue in 1999 as the related financial commitments were met. In February 2000, the Company and Smith & Nephew agreed in principle to restructure certain payments associated with the Dermagraft Joint Venture. See Note 17.

In the expanded joint venture, the Company and Smith & Nephew share equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous and pressure ulcers. In addition, the Company funded certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. However, such manufacturing and distribution costs are to be returned to the Company out of future gross margin or net profits, if any, from sales of TransCyte for burns in the United States. During 1997, the Company and Smith & Nephew shared equally in the expenses and revenues of the joint venture. See Note 16 with respect to related party transactions with the Dermagraft Joint Venture. Under the expanded joint venture, the Company will continue to manufacture and Smith & Nephew will continue to market and sell the joint venture's products.

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue-engineered cartilage for orthopedic applications (the "NeoCyte Joint Venture"). Under the NeoCyte Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The NeoCyte Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew began sharing equally in NeoCyte Joint Venture revenues and expenditures. See Note 16 with respect to related party transactions with the NeoCyte Joint Venture.

The results of operations of the joint ventures for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                       1999            1998           1997
                                   -------------   ------------   --------------
Dermagraft Joint Venture

    Net sales*                      $  2,571       $    632        $      36
    Cost of goods sold                13,453         10,054              824
    Other costs and expenses          35,640         20,874           17,052
    Net loss                         (46,522)       (30,296)         (17,840)

    Current assets                     4,852          3,296              373
    Non-current assets                   278            237              304
    Current liabilities                4,450          2,767            3,737
    Partners' capital (deficit)          680            766           (3,060)

NeoCyte Joint Venture

    Costs and expenses              $  5,533       $  4,468        $   7,150
    Net loss                          (5,533)        (4,468)          (7,150)

    Current assets                       142             55               79
    Non-current assets                   274            400              591
    Current liabilities                  832            338              535
    Partners' capital (deficit)         (416)           117              135
---------------
* Includes sales of TransCyte in the United States for burns beginning in October 1998.

Inamed Agreements
-----------------

In May 1999, the Company and Inamed entered into a strategic alliance for the development and marketing of several of the Company's human-based, tissue-engineered products for certain aesthetic and reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell tissue engineered products for use in cosmetic surgery as a temporary covering after laser resurfacing or chemical peels, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction. In addition, in September 1999, Inamed also received license rights to use extracellular matrix, including human collagen, from the Company's three-dimensional culture system for soft tissue augmentation (wrinkles and cosmetic correction) and as a bulking agent for the treatment of urinary incontinence. Inamed is a global surgical and medical device company engaged in the development, manufacturing and marketing of medical products for aesthetic medicine, plastic and reconstructive surgery and the treatment of obesity.

In total, under the agreements between the parties, in exchange for worldwide licensing rights, Inamed has paid the Company a series of payments totaling $10 million, including $5 million to purchase Advanced Tissue Sciences' common stock. Inamed also received five-year warrants to purchase up to 500,000 shares of common stock. See Note 11. In addition to royalties on product sales, the Company may potentially receive up to a total of $10 million in milestones based on product approvals in the United States.

The Company will be responsible for the funding and development of the products and the related manufacturing processes while Inamed will be responsible for the funding of clinical and regulatory activities. Advanced Tissue Sciences, or an affiliate, may elect to manufacture the products developed under the agreement. Fees for licensing rights and milestone payments will be recognized into revenues as the related financial commitments for product development and manufacturing processes are incurred.

NOTE 4 - INVENTORIES

Inventories consist of the following components as of December 31, 1999 and 1998 (in thousands):

                                               1999              1998
                                           ------------      ------------
    Raw materials and supplies              $   3,618         $   2,965
    Work-in-process                               677               399
                                            ---------         ---------
                                            $   4,295         $   3,364
                                           ===========        =========

NOTE 5 - PROPERTY

The major classes of property as of December 31, 1999 and 1998 are as follows (in thousands):

                                               1999              1998
                                           ------------      ------------

    Equipment                               $  20,898         $  20,992
    Furniture and fixtures                        723               622
    Leasehold improvements                     10,835            10,754
    Equipment under capital leases                110               110
    Construction in progress                       --                87
                                            ---------         ---------
                                               32,566            32,565
    Less accumulated depreciation
      and amortization                        (15,939)          (11,941)
                                            ---------         ---------
    Net property                            $  16,627         $  20,624
                                            =========         =========

NOTE 6 - ACCRUED EXPENSES

Accrued expenses as of December 31, 1999 and 1998 consisted of (in thousands):

                                                1999             1998
                                           ------------      ------------

    Salaries and benefits                   $   3,418         $   2,083
    Clinical studies                              928                57
    Sponsored research                            510               401
    Other                                         704               948
                                            ---------         ---------
                                            $   5,560         $   3,489
                                            =========         =========

NOTE 7 - LONG-TERM DEBT

In August 1997, DermEquip entered into a term loan agreement with The Chase Manhattan Bank to borrow up to $16 million (the "Chase Loan") through June 1998. During the first half of 1998, DermEquip completed drawdowns under the loan agreement to a total of $16 million. Principal is payable in equal quarterly installments from June 1998 through June 2004. The Chase Loan bears interest payable quarterly at the 90-day London Interbank Offered Rate ("LIBOR") plus 1/4 percent (6.25% at December 31, 1999). DermEquip's obligations with respect to the Chase Loan are jointly and severally guaranteed by Smith & Nephew and the Company. The guaranties are secured by DermEquip's assets, having a carrying value of $11,757,000 as of December 31, 1999, and by each company's interest in DermEquip.

In March 1997, the Company borrowed $10 million from Smith & Nephew pursuant to a commitment as a part of the agreement to form the Dermagraft Joint Venture (see Note 3). In June 1999, the loan and accrued interest payable to Smith & Nephew were converted into 2,800,595 shares of the Company's common stock, as allowed under the loan agreement. The loan had an interest rate equal to the 90-day LIBOR plus 4%.

Through December 1999, the Company has borrowed $7.5 million from Smith & Nephew pursuant to a commitment as a part of the agreement to form the NeoCyte Joint Venture (see Note 3). Under the terms of that joint venture agreement, the Company may borrow up to a total of $10 million. The loan is unsecured and bears interest at 90-day LIBOR plus 4% (10.00% at December 31, 1999) and is due on the earlier of (i) June 2000 or (ii) the date on which the Company no longer has an ownership interest in the NeoCyte Joint Venture. In February 2000, the Company and Smith & Nephew agreed that the proceeds from the sale of the Company's manufacturing plant assets and raw material inventory would be used to pay a portion of this note with the remaining outstanding principal and interest due at the June 30, 2000 maturity paid in the Company's Common Stock at the then current market price for the common stock (see Note 17).

Debt and capital lease obligations as of December 31, 1999 and 1998 were as follows (in thousands):

                                                1999             1998
                                           --------------   --------------

    Chase Loan                              $  11,520         $  14,080
    Smith & Nephew notes:
       Dermagraft Joint Venture                    --            10,000
       NeoCyte Joint Venture                    7,525             5,685
    Obligations under capital leases
      and other                                    54               184
    Less current portion                      (10,112)           (2,689)
                                            ---------         ---------
                                            $   8,987         $  27,260
                                            =========         =========

Maturities of long-term debt and capital lease obligations over the next five years are $10,112,000 in 2000, $2,587,000 in 2001, $2,560,000 in 2002,
$2,560,000 in 2003, and $1,280,000 in 2004. As substantially all of the Company's debt carries interest at variable rates, the fair market value of such instruments is estimated to approximate their carrying value.

NOTE 8 - LEASE COMMITMENTS

Operating lease commitments relate primarily to the Company's manufacturing, research and administrative facilities. In May 1999, the Company terminated a 15-year lease agreement for additional research and administrative space and consolidated its activities into two existing facilities substantially reducing its lease commitments for facilities. The leases for the Company's primary facility, which include manufacturing, research and administrative facilities, expire in September 2000; however, subsequent to year end, the Company exercised its option to extend the term of these leases through December 2005. These leases include the cost of some of the utilities and certain services, and provide for annual rental increases ranging from a minimum of 3% to a maximum of 7% based on changes in the Consumer Price Index. The lease on the Company's second facility has a five-year term and expires in January 2002. The lease provides that the Company will pay rent, which increases 4% annually, as well as the operating costs of the leased facility. The Company has also financed $1.5 million of office furniture and laboratory equipment under three operating leases with terms ranging from three to four years and expiring in 2001 and 2002.

The following is a summary of the annual future minimum lease commitments as of December 31, 1999 (in thousands):

                                                        Capital        Operating
                                                        Leases          Leases

     Year Ending December 31:
       2000                                             $    36         $ 2,534
       2001                                                  30             885
       2002                                                  --             500
                                                        -------         -------
     Total minimum lease payments                            66         $ 3,919
                                                                        =======
     Less amount representing interest                      (12)
                                                        -------
     Present value of net minimum lease payments        $    54
                                                        =======

Rental expense charged to operations under operating leases for facilities and equipment for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $4,251,000, $4,219,000 and $3,412,000, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In 1997, the Company was awarded a $2 million grant by the National Institute of Standards and Technology under their Advanced Technology program to support the development of tissue-engineered vascular grafts over a three-year period beginning in 1998. The grant requires the Company to meet certain minimum levels of program funding in order to receive the grant funding. In addition, under agreements with several universities, the Company has entered into commitments to sponsor research for a minimum of $540,000 in 2000.

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

Under the terms of its joint venture agreements, the Company has agreed to fund its share of the costs of the Dermagraft and NeoCyte Joint Ventures. The Company has also agreed to fund certain costs to develop products, and the related manufacturing processes, which will be marketed by Inamed under the terms a licensing agreement. See Note 3.

NOTE 10 - LEGAL PROCEEDINGS

During 1998, several lawsuits were filed in the United States District Court for the Southern District of California against the Company and two of its officers. The lawsuits alleged violations of federal securities laws arising out of alleged misstatements and alleged failures to disclose certain material facts concerning the clinical trials and obtaining United States Food and Drug Administration approval of Dermagraft for the treatment of diabetic foot ulcers. The lawsuits purported to seek damages on behalf of a class of shareholders who purchased Advanced Tissue Sciences, Inc. Common Stock during the period generally from January 13, 1997 through June 11, 1998. On May 3, 1999, the class action was voluntarily dismissed by lead plaintiffs' counsel. No payment was made by the Company and the voluntary dismissal terminates the action.

NOTE 11 - CAPITAL STOCK

Common Stock
------------

As of December 31, 1999, the Company had 11,424,467 shares of Common Stock reserved for issuance under options and warrants, and for the conversion of and the payment of dividends on the Company's Convertible Series B Preferred Stock. In February 1999, the common stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 125,000,000 shares.

In November 1999, the Company completed a public offering of 3,750,000 units at $4.00 per unit, resulting in proceeds to the Company of $15 million. In conjunction with the offering, the Company agreed that $5 million of the proceeds would be reserved for the redemption of any of its Series B Preferred Stock submitted for conversion at or below $3.58 per share. Upon issuance, the units separated into 3,750,000 shares of the Company's common stock and warrants to purchase an additional 1,750,000 shares of common stock at $4.00 per share over a three-year period (see Note 17). As part of the investment agreement, the Company terminated its equity line agreement with a separate group of investors prior to its February 2000 expiration date.

During 1999, as part of a licensing agreement signed in May 1999 between Inamed and the Company, Inamed purchased 783,039 shares of the Company's common stock for $5 million, an average price of approximately $6.39 per share. Inamed also received five-year warrants to purchase a total of 500,000 shares of common stock at an average exercise price of $12.80 per share. Inamed has agreed to hold any investment in Advanced Tissue Sciences' common stock until at least October 2002. See Note 3.

In June 1999, certain officers of the Company exercised employee stock options for 775,000 shares of common stock. The purchase price of $1.3 million and withholding taxes of $457,000 was paid by the delivery of 463,154 shares of the Company's common stock which were held by the officers for over six months. See
Note 13 regarding stock options, warrants and restricted stock awards.

In connection with an expansion of the Dermagraft Joint Venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of the Company's Common Stock in January 1998 at approximately $13.05 per share. Smith & Nephew has the right to request registration of the shares.

In May 1995, the Company's Chairman and Chief Executive Officer exercised an employee stock option. The purchase price was paid with an interest-bearing, full recourse promissory note. In July 1999, the Company extended the repayment terms on the note. As a result of the extension, the stock options exercised through the issuance of the note are being accounted for as variable stock options which may result in significant increases and decreases in compensation expense subject to variability in the Company's stock price. The note receivable and accrued interest of $1,219,665 and the note receivable of $918,500 as of December 31, 1999 and 1998, respectively, are included in stockholders' equity in the accompanying balance sheets.

Stockholders Rights Agreements
------------------------------

The Company adopted a Shareholder Rights Plan (the "Rights Plan") in January 1995 and pursuant thereto issued one preferred share purchase right ("Right") on each outstanding share of Common Stock. The Rights are exercisable only if a person or group acquires, or makes a tender offer to acquire, 15% or more of the Company's Common Stock. The Rights Plan was amended in November 1999 to permit the State of Wisconsin Investment Board to beneficially own up to 19.99% of the Company's common stock and in December 1999 to eliminate the continuing director provisions of the plan. In connection with the adoption of the Rights Plan, the Company's Board of Directors designated and reserved 500,000 shares of the Company's authorized Preferred Stock as Series A Junior Participating Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"). The Rights have no voting privileges and expire on January 6, 2005.

When exercisable, each Right entitles its holder to buy one-hundredth of a share of the Series A Preferred Stock at an exercise price of $55, subject to certain antidilution adjustments. In addition, if at any time after the Rights become exercisable, should (i) the Company be acquired in a merger or other business combination transaction, or sell 50% or more of its consolidated assets or earnings power, each Right will entitle its holder to purchase a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price or (ii) a person or group acquire 15% or more of the Company's outstanding Common Stock (except as noted above), each Right will entitle its holder, other than the acquirer, to purchase, at the Right's then-current exercise price, a number of shares of the Company's Common Stock having a market value of twice the Right's exercise price. The rights are redeemable for one cent per Right at any time up to and including ten days after the acquisition of 15% of the then outstanding Common Stock.

Preferred Stock
---------------

In July 1998, the Company raised $25 million through a private placement of Convertible Series B Preferred Stock (the "Series B Preferred Stock") to a group of investors (the "Investors"). Subject to adjustment in certain events, the Series B Preferred Stock is convertible into Common Stock of the Company at $4.77 per share (the "Conversion Price"). The Conversion Price will be increased by one-half the amount by which the market price of the Common Stock on the date of conversion exceeds $7.96 per share, if any. Conversely, should the average daily trading price (as defined in the agreements) prior to a conversion be equal to or below $3.58 per share, the Conversion Price will be equal to such average daily trading price. The Series B Preferred Stock accrues dividends at 5% per annum. Dividends are payable quarterly in Common Stock or cash at the option of the Company. To the extent not previously converted, the Series B Preferred Stock is, at the election of the Company, redeemable at $50,000 per share plus accrued dividends or convertible into Common Stock three years from the date of issuance subject to extension in certain circumstances. Twenty percent of the Series B Preferred Stock was redeemable at the option of the holders on the occurrence of certain events (see Note 12). Through December 1999, 359.1 shares of the Company's Convertible Series B Preferred Stock and
40.1 shares of the Company's Redeemable Convertible Series B Preferred Stock have been converted into 8,878,192 shares of common stock at an average price of $2.25 per share.

NOTE 12 - REDEEMABLE PREFERRED STOCK

As of December 31, 1999, all 100.8 shares of the Company's outstanding Series B Preferred Stock are classified as redeemable. In conjunction with its offering in November 1999, the Company agreed that $5 million of the proceeds would be reserved for the redemption of any of its Series B Preferred Stock submitted for conversion at or below $3.58 per share. In addition, to the extent allowable, the Company agreed to maintain an election to redeem for cash at 105% of liquidation value any Series B Preferred Stock submitted for conversion at a conversion price equal to or below $3.58 per share. As a result, all of the Company's Convertible Series B Preferred Stock is reflected as redeemable and $5 million is presented as restricted cash in the consolidated balance sheet as of December 31, 1999. In addition, as of December 31, 1999, 59.9 shares of the Series B Preferred Stock are redeemable at 125% of liquidation value at the option of the holders upon the occurrence of certain events such as a change in control or suspension or delisting from the Nasdaq National Market, or at the Conversion Price plus accrued dividends on a failure to have adequate shares authorized, registered and available for conversion of such preferred stock. See
Note 17 regarding the conversion of all of the outstanding Series B Preferred Stock in March 2000.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company's Stock Incentive Plan (the "1997 Plan") provides for the grant of incentive stock options, non-qualified stock options and stock issuances to employees and consultants and automatic 50,000-share grants to non-employee directors, currently to a maximum of 6,800,790 shares of Common Stock. At December 31, 1999, a total of 5,014,892 shares were outstanding under options or available for grant under the 1997 Plan. The Company has elected to continue to account for its employee stock option plans under APB Opinion No. 25 rather than adopt FAS No. 123 (see Note 2).

Under the 1997 Plan, the Company generally grants all employees stock options on their date of employment and on promotion. The number of shares granted is based on the employee's position and responsibilities. The options granted generally become exercisable in equal annual amounts over five years and have a term of ten years as long as the employee remains in the service of the Company. The Company also began to make annual grants to employees in 1997. No such grants were made in 1999. Non-employee directors receive an automatic grant of 50,000 shares upon joining the Board and generally every third year thereafter. These options generally are immediately exercisable, become vested in equal annual amounts over three years and have a term of ten years assuming continued service on the Company's Board of Directors.

In August 1998, the Board of Directors approved a plan whereby each employee option holder under the 1997 Plan, excluding officers and directors of the Company, could exchange all of their current vested and unvested options with an exercise price in excess of $7.00 per share for new options priced at market value as of August 6, 1998. Specifically, existing options with exercise prices between $7.01 and $11.00 per share were exchangeable three shares for two and existing options priced above $11.00 were exchangeable two shares for one. A total of 649,210 existing option shares at an average price of $12.68 were exchanged for 360,534 replacement option shares with an exercise price of $3.34. These replacement options vest on the same basis as the replaced options but required that the employee continue their employment with the Company for a minimum of one year from the date of grant in order for any of the shares to vest. The replacement options are included as both grants and cancellations in the stock option activity table shown below. The cancelled option shares are no longer available for grants under the 1997 plan.

In addition to the 1997 Plan, the Company has issued options and warrants to directors, consultants, employees and others as compensation for services. These options and warrants vest and are exercisable over a variety of periods as determined by the Company's Board of Directors.

The following table summarizes activity under the 1997 Plan and for other options and warrants for Common Stock for the years ended December 31, 1999, 1998 and 1997:


                                                       1997 Plan                    Other Options and Warrants
                                            -----------------------------          ----------------------------
                                                              Weighted                              Weighted
                                                Number      Average Price           Number        Average Price
                                               of Shares      Per Share            of Shares        Per Share
                                            --------------  -------------          ----------    ------------
   Outstanding, December 31, 1996              3,773,701        $9.58              1,469,640          $7.18
     Granted                                     691,885       $13.82                     --             --
     Exercised                                  (189,306)       $8.75                (10,000)         $1.69
     Canceled                                   (161,130)      $11.48                     --             --
                                             -----------                          ----------
   Outstanding, December 31, 1997              4,115,150       $10.26              1,459,640          $7.21
     Granted                                   1,075,529        $6.23                 50,000         $14.00
     Exercised                                  (117,075)       $7.28                     --             --
     Canceled                                 (1,175,882)      $12.31                     --             --
                                             -----------                          ----------
   Outstanding, December 31, 1998              3,897,722        $8.62              1,509,640          $7.44
     Granted                                   1,151,150        $3.65              2,250,000          $5.95
     Exercised                                  (777,934)       $1.70                     --             --
     Canceled                                   (226,298)       $6.65                     --             --
                                             -----------                          ----------
   Outstanding, December 31, 1999              4,044,640        $8.64              3,759,640          $6.55
                                             ===========                           =========

The weighted average fair value of options granted was $2.46, $4.47, and $10.09 under the 1997 Plan in 1999, 1998, and 1997, respectively, and $1.87 and $9.71 for other options and warrants in 1999 and 1998, respectively. The number of shares exercisable under the 1997 Plan at December 31, 1999, 1998 and 1997 were 2,080,372, 2,104,429, and 2,083,170, respectively, with a weighted average price per share of $10.22, $7.81, and $7.09, respectively. All of the shares reflected as outstanding under other options and warrants granted were exercisable as of December 31, 1998 and 1997 at the weighted average price per share shown above. As of December 31, 1999, 3,259,640 shares were exercisable at a weighted average price of $5.59.

In May 1999, the Company's Chairman and Chief Executive Officer was awarded 300,000 shares of restricted common stock under the 1997 Plan. The value at grant date was $3.75, as determined by the market price of the stock upon that date. Subject to meeting certain requirements including continued service, 50,000 shares will vest annually and the remaining 150,000 shares will vest at the end of five years or, if earlier, upon approval of Dermagraft for the treatment of diabetic foot ulcers in the United States. The difference between the market price at the grant date and the purchase price of $.01 per share is being recognized as compensation expense by the Company ratably over the restricted periods.

Other options and warrants granted includes warrants issued to an investment group which are exercisable for a total of 225,000 shares of Common Stock at exercise prices ranging from $10.50 to $14.00 per share. These warrants were issued as commitment fees on an equity line. During the years ended December 31, 1999, 1998 and 1997, $35,000, $430,000 and $438,000, respectively, were charged to expense reflecting the amortization of the fair market value of these warrants over the commitment period. In addition, the Company charged $309,000 and $588,000 to expense in 1999 and 1998, respectively, in connection with options or warrants and restricted stock awards granted to employees.

The following table summarizes by price ranges the number of shares, weighted average exercise price and weighted average remaining life (in years) of options and warrants exercisable and outstanding as of December 31, 1999.


                                               Exercisable                            Total Outstanding
                                   ----------------------------------  ---------------------------------------------
                                                                                             Weighted Average
                                     Number of      Weighted Average      Number of   ------------------------------
     Price Range                       Shares       Exercise Price         Shares       Exercise Price        Life
----------------------             ------------  --------------------  ------------   ------------------    --------
1997 Plan:
    $1.96 - 3.93                      471,122              $3.51         1,667,850            $3.53           8.4
    $3.94 - 5.89                       91,760              $5.60           102,485            $5.52           4.8
    $5.90 - 7.85                       49,600              $7.22           118,400            $6.91           6.3
    $7.86 - 9.81                      252,740              $8.69           337,375            $8.69           4.5
    $9.82 - 11.78                     226,818             $10.91           242,800           $10.92           4.7
    $11.79 - 13.74                    734,192             $13.38         1,254,405           $13.38           6.1
    $13.75 - 15.70                     64,910             $14.75            74,275           $14.71           6.2
    $15.71 - 17.66                    189,230             $17.30           247,050           $17.12           6.0
                                    ---------                            ---------
         Total 1997 Plan            2,080,372             $10.22         4,044,640            $8.64           6.8
                                    =========                            =========

Other Options and Warrants:
    $1.47 - 1.67                      300,000              $1.57           300,000            $1.57           3.5
    $3.93 - 5.89                    1,760,000              $4.00         1,760,000            $4.00           2.8
    $7.85 - 9.81                      874,640              $8.15           874,640            $8.15           1.4
    $9.82 - 11.78                     275,000             $10.50           275,000           $10.50           2.4
    $11.79 - $13.74                        --                 --           500,000           $12.79           4.6
    $14.00                             50,000             $14.00            50,000           $14.00           5.1
                                    ---------                            ---------
         Total Other                3,259,640              $5.59         3,759,640            $6.55           2.8
                                    =========                            =========

The following table reflects the Company's pro forma net loss applicable to common stock and basic and diluted loss per common share for the years ended December 31, 1999, 1998 and 1997 had the expense provisions of FAS No. 123 been implemented (in thousands except per share amounts):


                                                             1999               1998             1997
                                                       ---------------    ---------------   -------------
      Net loss applicable to common stock:
      As reported                                      $    (21,864)      $     (43,863)    $   (36,089)
      Pro forma                                             (27,640)            (51,040)        (43,224)

    Basic and diluted loss per share:
      As reported                                      $       (.45)      $      (1.11)     $     (.96)
      Pro forma                                                (.57)             (1.30)          (1.15)

Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the above pro forma information may not be representative of that to be expected in future years.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants made under the 1997 Plan in 1999, 1998 and 1997: (i) risk-free interest rates of 4.5% to 6.2% for 1999, 4.0% to 5.6% for 1998, and 6.1% to 6.7% for 1997; (ii) expected lives of five years for 1999, one year to eight years for 1998, and four to nine years for 1997, and (iii) volatility of 79% for 1999, 69% to 100% for 1998, and 63% to 64% for 1997. It is assumed that no dividends are paid on the stock in all the Black-Scholes option pricing model estimates. The estimated value of warrants issued in 1998 and 1996 for services were based on the value of the services rendered.

The Company has a 401(k) Plan (the "401(k) Plan") under which employees meeting certain eligibility requirements may elect to participate and contribute to the 401(k) Plan. Under the 401(k) Plan, the Company may elect to match a discretionary percentage of contributions. No such matching contributions have been made to the 401(k) Plan since its inception.

NOTE 14 - INCOME TAXES

The Company has federal and California net operating loss carryforwards of approximately $219 million and $18 million, respectively, as of December 31, 1999. The difference between the federal and California operating tax loss carryforwards principally results from a fifty percent limitation on California loss carryforwards, the Company not having operations in California until late 1989 and the capitalization of certain research and development expenses for California purposes. As of December 31, 1999, the Company also has federal and California research and development tax credit carryforwards of approximately $5 million and $2 million, respectively, and has California manufacturer's investment tax credit carryforwards of approximately $480,000. The federal net operating loss and research and development tax credit carryforwards will begin expiring in 2000 and 2001, respectively, and the California research and development tax credit carryforwards and the California manufacturer's investment tax credit carryforwards will begin expiring in 2004, unless previously utilized. California net operating loss carryforwards of approximately $5 million expired in 1999, and $4 million and $500,000 will expire in 2000 and 2001, respectively, if not previously utilized.

Utilization of future net operating loss carryforwards could be limited if certain cumulative changes in the Company's ownership were to occur. Included in the federal net operating loss carryforwards, and subject to an annual limitation, are approximately $5 million of losses related to an acquisition.

Net deferred tax assets have been completely offset by a valuation allowance, as realization of the deferred tax assets is uncertain. During the year ended December 31, 1999, the valuation allowance increased by $9,603,000.

Significant components of the Company's net deferred tax assets as of December 31, 1999 and 1998 are as follows (in thousands):

                                                      1999              1998
                                                 --------------    -------------
    Deferred tax assets:
     Net operating loss carryforwards             $  77,557         $  72,085
     Tax credit carryforwards                         6,959             7,156
     Capitalized research and development             5,647             4,905
     Depreciation                                     2,185               490
     Deferred revenue                                 1,465                --
     Other                                            1,482             1,039
                                                   --------         ---------
       Total deferred tax assets                     95,295            85,675
                                                   --------         ---------
    Deferred tax liabilities:
     Patent expense                                    (847)             (830)
                                                   --------         ---------
       Total deferred tax liability                    (847)             (830)
                                                   --------         ---------
    Net deferred tax assets before
     valuation allowance                             94,448            84,845
    Valuation allowance                             (94,448)          (84,845)
                                                   --------         ---------
    Net deferred tax assets                        $     --         $      --
                                                   ========         =========

Approximately $7 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when and if recognized, will be allocated directly to additional paid-in capital.

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

The following summarizes the significant non-cash investing and financing activities of the Company and provides other supplemental cash flow information.

During 1999, non-cash financing activities included the repayment of a $10 million loan and accrued interest payable through the issuance of common stock (see Note 7) and the exercise of stock options by the delivery of common stock in payment of the exercise price (see Note 11). The Company also issued a restricted stock award under the 1997 Plan (see Note 13). During 1998, non-cash financing activities included the issuance of warrants exercisable for Common Stock as a commitment fee with a value of $418,000 representing the amount of the fee as negotiated between the parties. Non-cash financing and investing activities during the year ended December 31, 1997 included the financing of $50,000 of equipment through capital leases. Other non-cash activities have involved the issuance of compensatory stock options to employees (see Note 13).

Net cash from operating activities reflects cash payments for interest expense of approximately $1,509,602, $1,368,000, and $868,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 1999, 1998 and 1997, the Company has performed services for its Dermagraft and NeoCyte Joint Ventures and has manufactured products for the Dermagraft Joint Venture to sell to customers or for use in clinical trials as described below (see Note 3). The Company has a fifty percent interest in each of the Dermagraft and NeoCyte Joint Ventures.

Dermagraft Joint Venture
------------------------

During the years ended December 31, 1999, 1998 and 1997, the Company recognized $9,165,000, $5,598,000 and $7,041,000, respectively, in contract revenues for research and development, marketing and other activities performed for the Dermagraft Joint Venture. In addition, during the years ended December 31, 1999, 1998 and 1997, product sales to related parties include products sold to the Dermagraft Joint Venture of $13,717,000, $10,927,000 and $1,190,000,
respectively.

As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing and commercializing the Company's Dermagraft and TransCyte products between the joint venture's partners, product sales to the Dermagraft Joint Venture are equal to the Company's cost of goods sold for such products including period costs (except for the period from January 1, 1997 to September 30, 1998 when the Company also sold TransCyte in the United States and, therefore, absorbed period costs related to TransCyte).
Period costs reflect overhead costs related to excess production capacity and include rent, depreciation, and quality control, facilities, supplies and other such costs to support, or related to, the excess production capacity. Due to costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. During the years ended December 31, 1999, 1998 and 1997, such write downs by the Dermagraft Joint Venture totaled $11,982,000, $8,267,000 and $491,000, respectively.

As a result of restructuring the Dermagraft Joint Venture Agreement with Smith & Nephew in February 2000, the Company will also receive certain royalty payments from the joint venture on product sales made by the joint venture. See Note 17.

NeoCyte Joint Venture
---------------------

During the years ended December 31, 1999, 1998 and 1997, the Company recognized $2,885,000, $2,337,000 and $3,934,000, respectively, in contract revenues for research and development activities performed for the NeoCyte Joint Venture.

The Company's share of the above costs incurred by the Company and charged to the Dermagraft and NeoCyte Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations and totaled $15,934,000, $9,547,000 and $5,899,000 in the years ended December 31, 1999,
1998 and 1997, respectively.

NOTE 17 - SUBSEQUENT EVENTS

Payment Received Upon Exercise of Warrants
------------------------------------------

In January 2000, the Company received an additional $7.0 million from the exercise of warrants to purchase all 1,750,000 shares of common stock at $4.00 per share. These warrants were a component of the 3,750,000 units sold in the November 1999 public offering (see Note 11).

Agreement to Restructure Dermagraft Joint Venture (Unaudited)
-------------------------------------------------------------

In February 2000, the Company and Smith & Nephew agreed in principle to restructure certain payments associated with their Dermagraft Joint Venture as a result of delays in the commercial introduction of Dermagraft in the United States. The requirement for the ongoing clinical trial by the U.S. Food and Drug Administration has substantially increased the partners' investments necessitating the restructuring. The objective of the restructuring is to defer the potential payments of certain milestones by Smith & Nephew while providing the Company a royalty stream and an opportunity to increase its long-term return from the venture.

Specifically, except for $10 million in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, the Company agreed to make all other approval, reimbursement and sales milestones subject to, and payable from, joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture will pay the Company royalties on joint venture product sales. Other than these changes, revenues and expenses of the Dermagraft Joint Venture will continue to be shared. In addition, as a part of the agreement, the Company will sell the Dermagraft manufacturing assets that it currently owns to DermEquip (see Note 1), and will also sell its raw material inventories to the Dermagraft Joint Venture.

The Company and Smith & Nephew also agreed that certain of the proceeds from the sale of the Company's manufacturing plant assets and raw material inventory discussed above will be used to pay down a portion of the outstanding balance of the loan from Smith & Nephew related to the NeoCyte Joint Venture. The remaining outstanding principal and interest due at the June 30, 2000 maturity will be paid in the Company's Common Stock at the then current market price for the common stock. See Note 7.

Conversion of Convertible Series B Preferred Stock (Unaudited)
--------------------------------------------------------------

In March 2000, 100.8 shares, representing all of the Company's Series B Preferred Stock as December 31, 1999, were converted into 1,354,539 shares of the Common Stock at $3.72 per share. As a result of the conversion, $5 million in cash that was reported as restricted for redemption of the Series B Preferred Stock in the accompanying balance sheet as of December 31, 1999 is now available to support the Company's operations. See Notes 11 and 12.

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Advanced Tissue Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Tissue Sciences, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Tissue Sciences, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





                                                      ERNST & YOUNG LLP

San Diego, California
February 1, 2000

                            DERMAGRAFT JOINT VENTURE
                             COMBINED BALANCE SHEETS

                                 (In Thousands)

                                                        December 31,
                                               ------------------------------
                                                   1999              1998
                                               ------------      ------------
          ASSETS
Current assets:
   Cash                                          $    91           $    72
   Accounts receivable from partners
     and affiliates                                3,967             1,538
   Inventory                                         786             1,462
   Other current assets                                8               224
                                                 -------           -------
     Total current assets                          4,852             3,296
Property - net                                       278               237
                                                 -------           -------
     Total assets                                $ 5,130           $ 3,533
                                                 =======           =======


         LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Payable to partners and affiliates            $ 3,562           $  2,767
   Accounts payable                                  888                 --
                                                 -------           --------
     Total current liabilities                     4,450              2,767

Partners' capital                                    680                766
                                                 -------           --------

     Total liabilities and partners' capital     $ 5,130           $  3,533
                                                 =======           ========


          See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE
                        COMBINED STATEMENTS OF OPERATIONS
                                 (In Thousands)


                                                                   Year Ended December 31,
                                                     --------------------------------------------------
                                                          1999               1998             1997
                                                     --------------     --------------   --------------
Product sales                                         $    2,571         $      632       $       36
                                                      ----------         ----------       ----------

Operating expenses:
  Research and development                                 8,634              2,907            5,118
  Selling, general and administrative                     11,651             17,779           11,204
  Cost of goods sold                                      13,453             10,054              824
                                                      ----------         ----------       ----------
     Total operating expenses                             33,738             30,740           17,146
                                                      ----------         ----------       ----------
Loss from operations                                     (31,167)           (30,108)         (17,110)

Other income (expense):
  Interest income                                            115                 93              108
  Interest charges from related parties                     (479)              (622)            (454)
  License fee to related party                           (15,000)                --               --
  Other income (expense)                                       9                341             (384)
                                                      ----------         ----------       ----------

Net loss                                              $  (46,522)        $  (30,296)      $  (17,840)
                                                      ==========         ==========       ==========



           See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                   Year Ended December 31,
                                                     --------------------------------------------------
                                                          1999               1998             1997
                                                     --------------     --------------   --------------
Operating activities:
  Net loss                                            $  (46,522)        $  (30,296)      $  (17,840)
  Adjustments to reconcile net loss to cash
    used in operating activities:
     Depreciation                                             63                 40                3
     Other adjustments to net loss                            --                144                6
     Changes in assets and liabilities:
       Accounts receivable from partners
         and affiliates                                   (2,429)            (1,538)              --
       Inventory                                             676             (1,101)            (361)
       Other current assets                                  216               (224)              --
       Accounts payable                                      888                (35)              35
       Payable to partners and affiliates                    795               (842)           3,609
       Accrued expenses                                       --                (93)              93
                                                      ----------         ----------       ----------
         Net cash used in operating activities           (46,313)           (33,945)         (14,455)
                                                      ----------         ----------       ----------
Investing activities:
  Acquisition of property                                   (104)              (117)            (163)
                                                      ----------         ----------       ----------
Financing activities:
  Contributions from partners                             51,536             39,175           15,284
  Distributions to partners                               (5,100)            (5,053)            (654)
                                                      ----------         ----------       ----------
         Net cash provided by financing activities        46,436             34,122           14,630
                                                      ----------         ----------       ----------
Net increase in cash                                          19                 60               12
Cash at beginning of period                                   72                 12               --
                                                      ----------         ----------       ----------
Cash at end of period                                 $       91         $       72       $       12
                                                      ==========         ==========       ==========



          See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE
                    COMBINED STATEMENTS OF PARTNERS' CAPITAL
                                 (In Thousands)


                                                       Advanced
                                                        Tissue            Smith &
                                                    Sciences, Inc.       Nephew plc          Total
                                                   ----------------    --------------    ------------
Balance, December 31, 1996                            $       --         $       --       $       --
     Capital contributions                                 7,780              7,746           15,526
     Capital distributions                                  (390)              (356)            (746)
     Net loss                                             (8,920)            (8,920)         (17,840)
                                                      ----------         ----------       ----------
Balance, December 31, 1997                                (1,530)            (1,530)          (3,060)
     Capital contributions                                20,111             19,336           39,447
     Capital distributions                                (2,504)            (2,821)          (5,325)
     Net loss                                            (15,694)           (14,602)         (30,296)
                                                      ----------         ----------       ----------
Balance, December 31, 1998                                   383                383              766
     Capital contributions                                21,888             29,890           51,778
     Capital distributions                                (2,839)            (2,503)          (5,342)
     Net loss                                            (19,092)           (27,430)         (46,522)
                                                      ----------         ----------       ----------
Balance, December 31, 1999                            $      340         $      340       $      680
                                                      ==========         ==========       ==========




          See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. ("Advanced Tissue Sciences") and Smith & Nephew plc ("Smith & Nephew") entered into a fifty-fifty joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft(R), a tissue-engineered dermal replacement, for the treatment of diabetic foot ulcers in April 1996. Advanced Tissue Sciences is a tissue engineering company utilizing its proprietary core technology to develop and manufacture living human tissue products for tissue repair and transplantation. Smith & Nephew is a global medical device company which markets technically innovative products principally in the areas of wound management, orthopedics, and endoscopy. References herein to Advanced Tissue Sciences and Smith & Nephew include their subsidiaries and certain affiliates.

The Dermagraft Joint Venture became responsible for the further development and commercialization of Dermagraft for diabetic foot ulcers effective January 1997. In January 1998, the Dermagraft Joint Venture was expanded to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. At that time, Advanced Tissue Sciences retained the exclusive right to market TransCyte(TM), a temporary covering for full and partial-thickness burns, in the United States, while the Dermagraft Joint Venture was granted the right to market TransCyte for other skin wounds in the United States. In August 1998, the joint venture was further expanded to include exclusive rights to TransCyte for full and partial-thickness burns in the United States effective October 1998. TransCyte is currently being marketed in the United States for burns, and Dermagraft for the treatment of diabetic foot ulcers is in clinical trials in the United States and on the market in Canada, Australia, New Zealand and several other European countries, including the United Kingdom.

In the expanded joint venture, Advanced Tissue Sciences and Smith & Nephew will continue to share equally in the expenses and revenues of the Dermagraft Joint Venture, except Advanced Tissue Sciences has agreed to fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous ulcers and pressure sores. In addition, Advanced Tissue Sciences funded certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. Such manufacturing and distribution costs are to be returned to Advanced Tissue Sciences out of future gross margin on net profits, if any, from sales of TransCyte for burns in the United States. See Note 7 regarding an agreement in principle in February 2000 to restructure certain payments associated with the Dermagraft Joint Venture.

Principles of Combination - The combined financial statements for 1999 include the accounts of the Dermagraft Joint Venture, a Delaware general partnership formed between subsidiaries of Advanced Tissue Sciences and Smith & Nephew, and the revenues and expenses of Advanced Tissue Sciences, Smith & Nephew and their affiliates associated with the worldwide commercialization of Dermagraft and TransCyte. Prior to January 1, 1999, the combined financial statements included the accounts of the Dermagraft Joint Venture (formerly Dermagraft U.S.) and Dermagraft International, a Delaware general partnership owned by Advanced Tissue Sciences and Smith & Nephew. The Dermagraft Joint Venture and Dermagraft International were merged into the Dermagraft Joint Venture effective January 1, 1999. All intercompany accounts and transactions have been eliminated.

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

Dependence on Certain Suppliers - Certain materials, such as the mesh frameworks used in the manufacture of Dermagraft and TransCyte are sourced from single manufacturers. Any significant supply interruption would adversely affect product manufacturing. In addition, an uncorrected impurity or supplier's variation in raw material, either unknown or incompatible with the manufacturing process, could have a material adverse effect on the manufacture of the product.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories are valued at the lower of cost or market using the first-in, first-out method. The Dermagraft Joint Venture, under contractual obligation, purchases product at cost, which includes period costs, from Advanced Tissue Sciences at the completion of manufacture. Period costs reflect overhead costs related to excess production capacity and include rent, depreciation, quality control, facilities, supplies and other such costs to support or related to the excess production capacity. As cost currently exceeds market value due to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. During the years ended December 31, 1999, 1998 and 1997, such write-downs totaled $11,982,000, $8,267,000 and $491,000, respectively.

Property and Equipment is recorded at cost and depreciation is calculated on a straight-line basis using an estimated useful life of five years.

Revenue/Expense Recognition - Revenues from product sales are recognized when products are shipped to the customer. Research and development costs are expensed as incurred. The joint venture does not recognize sales on consignment shipments to third party customers until the product is used by the customer. No sales are subject to a resale obligation. Product returns are estimated based on past experience.

NOTE 3 - INVENTORIES

Inventories consist of the following components as of December 31, 1999 and 1998 (in thousands):

                                     1999             1998
                                 -----------       ----------

        Work-in-process           $     171         $    461
        Finished goods                  615            1,001
                                  ---------         --------
                                  $     786         $  1,462
                                  =========         ========

Inventories are net of reserves of $383,000 and $213,000 as of December 31, 1999 and 1998, respectively. See Note 2 with respect to the carrying value of the joint venture's inventory.

NOTE 4 - PROPERTY

The following is a summary of property and accumulated depreciation as of December 31, 1999 and 1998 (in thousands):

                                                    1999            1998
                                                -----------      ----------

        Equipment, at cost                       $    383         $   280
        Less accumulated depreciation                (105)            (43)
                                                 --------         -------
        Net property                             $    278         $   237
                                                 ========         =======

Depreciation expense charged to operations was $62,000, $40,000, and $3,000 in 1999, 1998 and 1997, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

Under the joint venture agreements, Advanced Tissue Sciences is manufacturing and Smith & Nephew is selling and marketing Dermagraft and TransCyte for the Dermagraft Joint Venture (see Note 1). In addition, Advanced Tissue Sciences and Smith & Nephew are providing research, development and administrative services to the Dermagraft Joint Venture. All such expenses are reflected in the combined financial statements at their estimated cost. The Dermagraft Joint Venture also pays the partners interest on the use of their working capital in support of the joint venture's operations. The following table summarizes related party revenues and expenses for the years ended December 31, 1999, 1998 and 1997 (in thousands):


                                                   Advanced Tissue Sciences                Smith & Nephew
                                              ---------------------------------   --------------------------------
                                                 1999        1998        1997        1999       1998       1997
                                              ---------   ---------   ---------   ---------   --------   ---------
     Sales                                    $     --    $     --    $     --    $  2,571    $   632    $    36
     Cost of goods sold                         13,453      10,054         824          --         --         --
     Research and development                    7,119       2,260       4,476         943        465        642
     Selling, general and administrative         1,486       2,979       2,750       8,607     14,161      7,101

Upon entering into the Dermagraft Joint Venture in April 1996, Smith & Nephew agreed to pay Advanced Tissue Sciences an up front fee of $10 million. This fee was funded through a capital contribution to the Dermagraft Joint Venture by Smith & Nephew and paid by the joint venture to Advanced Tissue Sciences. Under the joint venture agreements, the $10 million expense is allocated to Smith & Nephew's capital account. As the Dermagraft Joint Venture did not begin operations until January 1, 1997, the $10 million fee represents the only activity in the Dermagraft Joint Venture from April 29, 1996 (inception) to December 31, 1996 (see Note 1). Similarly, in January 1999, Advanced Tissue Sciences received a $15 million payment in connection with the 1998 expansion of the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin wounds. The $15 million payment was a capital contribution to the Dermagraft Joint Venture by Smith & Nephew and the related expense has been allocated to Smith & Nephew's capital account. Smith & Nephew has also agreed to pay up to an additional $136 million on the achievement of certain milestones related to product approval, gaining product reimbursement and on attaining specific sales milestones. These milestones, if achieved, are to be funded and paid to Advanced Tissue Sciences either directly by Smith & Nephew or through the Dermagraft Joint Venture. See Note 7 regarding an agreement in February 2000 to restructure certain payments associated with the Dermagraft Joint Venture.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

The joint venture's non-cash investing and financing activities for the years ended December 31, 1999, 1998 and 1997 included $242,000, $325,000 and $98,000, respectively in interest charges contributed as capital by the partners.

NOTE 7 - SUBSEQUENT EVENT (UNAUDITED)

In February 2000, Advanced Tissue Sciences and Smith & Nephew agreed in principle to restructure certain payments associated with the Dermagraft Joint Venture as a result of delays in the commercial introduction of Dermagraft in the United States. The requirement for the ongoing clinical trial by the U.S. Food and Drug Administration has substantially increased the partners' investments necessitating the restructuring. The objective of the restructuring is to defer the potential payments of certain milestones by Smith & Nephew while providing Advanced Tissue Sciences a royalty stream and an opportunity for an increase in its long-term return from the joint venture.

Specifically, except for $10 million in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, Advanced Tissue Sciences agreed to make all other approval, reimbursement and sales milestones subject to, and payable from, joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture will pay Advanced Tissue Sciences royalties on joint venture product sales. Other than these changes, revenues and expenses of the Dermagraft Joint Venture will continue to be shared. See Note 1. In addition, as a part of the agreement, Advanced Tissue Sciences will sell the Dermagraft manufacturing assets that it currently owns to a company jointly owned with Smith & Nephew, and will also sell its raw material inventories to the Dermagraft Joint Venture.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
ATS Dermagraft, Inc. and Smith & Nephew SNATS, Inc.


We have audited the accompanying combined balance sheets of the Dermagraft Joint Venture as of December 31, 1999 and 1998, and the related combined statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the joint venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Dermagraft Joint Venture at December 31, 1999 and 1998, and the combined results of its operations and its cash flows for each of the three years ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.




                                                        ERNST & YOUNG LLP


San Diego, California
January 19, 2000