Form 10-Q
period 2000-03-31
ADVANCED TISSUE SCIENCES INC
filed 2000-05-11
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at May 5, 2000 was 59,844,128.

                         ADVANCED TISSUE SCIENCES, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

Part I - Financial Information
------------------------------


                                                                                              Page
                                                                                              ----

   Item 1 - Financial Statements

              Introduction to the Financial Statements..................................        1

              Consolidated Balance Sheets -
                March 31, 2000 and December 31, 1999....................................        2

              Consolidated Statements of Operations -
                Three Months Ended March 31, 2000 and 1999..............................        3

              Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2000 and 1999..............................        4

              Consolidated Statement of Stockholders' Equity -
                Three Months Ended March 31, 2000.......................................        5

              Notes to the Consolidated Financial Statements............................       6-10

   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................      11-15

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk..................        15


Part II -  Other Information
----------------------------

   Item 5 - Other Information..........................................................       16-21

   Item 6 - Exhibits and Reports on Form 8-K............................................        22


Signatures..............................................................................        23

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS

                    INTRODUCTION TO THE FINANCIAL STATEMENTS

The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The financial information presented in this Quarterly Report on Form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                         ADVANCED TISSUE SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   March 31,       December 31,
                                                     2000             1999
                                               ---------------    -------------
                                                 (Unaudited)

      ASSETS
Current assets:
   Cash and cash equivalents                     $   20,288         $   16,091
   Short-term investments                             8,985              9,988
   Receivable from joint ventures                     8,533              2,185
   Inventory                                            170              4,295
   Other current assets                               1,727              1,664
                                                 ----------         ----------
       Total current assets                          39,703             34,223
Property - net                                       15,643             16,627
Patent costs - net                                    2,166              2,075
Restricted cash                                          --              5,000
Other assets                                          1,172              1,461
                                                 ----------         ----------
       Total assets                              $   58,684         $   59,386
                                                 ==========         ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                              $      570         $      755
   Payable to joint ventures                          3,033              3,550
   Accrued expenses                                   4,811              5,560
   Deferred revenue                                   2,696              3,595
   Current portion of long-term debt
     and capital lease obligations                   11,114             10,112
                                                 ----------         ----------
       Total current liabilities                     22,224             23,572
Long-term debt and capital lease obligations          8,340              8,987
Other long-term liabilities                             275                364
                                                 ----------         ----------
       Total liabilities                             30,839             32,923
                                                 ----------         ----------

Redeemable Convertible Series B Preferred
 Stock, $.01 par value; 1,000 shares
 authorized; issued and outstanding, no
 shares at March 31, 2000 and 100.8 shares
 at December 31, 1999 (aggregate redemption
 and liquidation value of $5,104 at December
 31, 1999)                                               --              5,040
                                                 ----------         ----------

Stockholders' Equity:
   Accrued cumulative preferred stock dividends          --                 64
   Common Stock, $.01 par value; 125,000,000
    shares authorized; issued and outstanding,
    59,844,128 shares at March 31, 2000 and
    56,600,544 shares at December 31, 1999              598                566
   Additional paid-in capital                       277,230            262,588
   Note received in connection with sale of
    Common Stock and deferred compensation
    applicable to Common Stock                       (1,916)            (2,033)
   Accumulated deficit                             (248,061)          (239,762)
   Accumulated other comprehensive income                (6)                --
                                                 ----------         ----------
       Total stockholders' equity                    27,845             21,423
                                                 ----------         ----------
       Total liabilities and stockholders'
        equity                                   $   58,684         $   59,386
                                                 ==========         ==========





        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2000             1999
                                                 ------------     -----------
                                                          (Unaudited)

Revenues:
   Product sales -
     Related parties                             $      3,622     $     3,071
   Contracts and fees -
     Related parties                                    2,754           7,637
     Others                                             1,034             162
                                                 ------------     -----------
     Total revenues                                     7,410          10,870
                                                 ------------     -----------

Costs and expenses:
   Research and development                             3,901           4,169
   Cost of goods sold                                   3,622           3,071
   Selling, general and administrative                  2,624           3,380
   Compensation related to variable stock option        1,991              --
                                                 ------------     -----------
     Total costs and expenses                          12,138          10,620
                                                 ------------     -----------
Income (loss) from operations before equity
 in losses of joint ventures                           (4,728)            250

Equity in losses of joint ventures                     (3,713)         (5,457)
                                                 ------------     -----------
Loss from operations                                   (8,441)         (5,207)

Other income (expense):
   Interest income and other                              602            455
   Interest expense                                      (460)          (554)
                                                 ------------     ----------
Net loss                                               (8,299)        (5,306)

Dividends on preferred stock                              (48)          (255)
                                                 ------------     ----------
Net loss applicable to common stock              $     (8,347)    $   (5,561)
                                                 ============     ==========
Basic and diluted loss per common share          $       (.14)    $     (.14)
                                                 ============     ==========
Weighted average number of common shares
 used in coomputation of basic and diluted
 loss per common share                                 58,183         40,957
                                                 ============     ==========



        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2000             1999
                                                 ------------     -----------
                                                          (Unaudited)
Operating activities:
   Net loss                                      $     (8,299)    $    (5,306)
   Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation and amortization                     1,077           1,197
      Compensation for services paid in stock,
        options or warrants                             2,127              35
      Equity in losses of joint ventures                3,713           5,457
      Other adjustments to net loss                       (21)            126
      Deferred revenue                                   (899)         10,050
      Change in assets and liabilities:
        Receivables from joint ventures                (6,348)         (1,115)
        Inventory                                       4,125            (823)
        Other current assets                              (55)           (319)
        Accounts payable                                 (185)           (267)
        Payable to joint ventures                        (517)            815
        Accrued expenses                                 (749)          1,017
                                                 ------------     -----------
         Net cash (used in) provided by
           operating activities                        (6,031)         10,867
                                                 ------------     -----------
Investing activities:
   Purchases of short-term investments                 (2,000)         (5,000)
   Maturities and sales of short-term investments       2,997           5,003
   Acquisition of property                                (74)           (337)
   Investment in joint ventures                        (3,495)         (6,370)
   Distributions from joint ventures                      591           2,241
   Patent application costs                              (110)           (137)
   Other long-term assets                                (507)           (782)
                                                 ------------     -----------
         Net cash used in investing activities         (2,598)         (5,382)
                                                 ------------     -----------
Financing activities:
   Proceeds from borrowings                             1,000             240
   Payments of borrowings                                (645)           (698)
   Restricted cash                                      5,000              --
   Options and warrants exercised                       7,583              --
   Long-term obligations and other                       (112)            (10)
                                                 ------------     -----------
         Net cash provided by (used in)
           financing activities                        12,826            (468)
                                                 ------------     -----------
Net increase in cash and cash equivalents               4,197           5,017
Cash and cash equivalents at beginning of period       16,091          16,551
                                                 ------------     -----------
Cash and cash equivalents at end of period       $     20,288     $    21,568
                                                 ============     ===========




        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                      Accrued
                                                                                                     Dividends/
                                                                                                        Note
                                                                                   Additional       Receivable/
                                                        Common Stock                 Paid-In          Deferred
                                                 -------------------------
                                                   Shares          Amount           Capital        Compensation
                                                 ----------      ---------         -----------     ------------
  Balance, December 31, 1999                     56,600,544        $   566         $  262,588       $   (1,969)

  Warrants exercised                              1,750,000             17              6,983

  Conversion of Preferred Stock                   1,354,539             14              5,026

  Compensation related to variable                                                      1,991
     stock option

  Options exercised                                 101,119              1               582

  Amortization of compensation
    on restricted stock award                                                                              132

  Preferred Stock dividends                          37,926             --                63               (63)

  Net loss

  Comprehensive income (loss) -
    unrealized loss on securities

  Other                                                                                     (3)            (16)
                                                 ----------        -------         -----------      ----------
  Balance, March 31, 2000                        59,844,128        $   598         $   277,230      $   (1,916)
                                                 ==========        =======         ===========      ==========


                                                                                     Total
                                                                    Other            Stock-
                                               Accumulated      Comprehensive       holders'
                                                 Deficit        Income (Loss)        Equity
                                               -----------      -------------       --------
  Balance, December 31, 1999                   $ (239,762)                          $ 21,423

  Warrants exercised                                                                   7,000

  Conversion of Preferred Stock                                                        5,040

  Compensation related to variable                                                     1,991
     stock option

  Options exercised                                                                      583

  Amortization of compensation
    on restricted stock award                                                            132

  Preferred Stock dividends                                                               --

  Net loss                                         (8,299)                            (8,299)

  Comprehensive income (loss) -
    unrealized loss on securities                                $       (6)              (6)

  Other                                                                                  (19)
                                               ----------        ----------        ---------

  Balance, March 31, 2000                      $ (248,061)       $       (6)       $  27,845
                                               ==========        ==========        =========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. (the "Company") is a leading tissue engineering company utilizing its proprietary technology to develop and manufacture human-based tissue products for tissue repair and transplantation. The Company is focusing on the worldwide commercialization of tissue engineered products for wound care, orthopedics, aesthetic, reconstructive and cardiovascular applications. The Company's leading therapeutic products are tissue engineered skin products for the temporary covering of severe and partial-thickness burns, which is on the market in the United States, and for the treatment of diabetic foot ulcers, which is in clinical trials in the United States and on the market in the United Kingdom and several other European countries, Canada, Australia and New Zealand. Both products are being commercialized through a joint venture with Smith & Nephew plc ("Smith & Nephew"). The Company also has a strategic alliance with Inamed Corporation ("Inamed") for the development of tissue-engineered products for the aesthetic and reconstructive markets.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and DermEquip, L.L.C. ("DermEquip"), a limited liability company owned jointly with Smith & Nephew. DermEquip is a special purpose entity established to finance an expansion of the Company's manufacturing facility. All intercompany accounts and transactions have been eliminated. The Company's other interests in joint ventures with Smith & Nephew are accounted for under the equity method (see Notes 2 and 10).

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

Reclassification - Certain reclassifications have been made to prior year amounts to conform to the presentation for the three months ended March 31, 2000.

NOTE 2 - STRATEGIC ALLIANCES

Smith & Nephew Joint Ventures
-----------------------------

In 1996, the Company entered into an agreement with Smith & Nephew to form a joint venture for the worldwide commercialization of Dermagraft(R), the Company's tissue-engineered dermal skin replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). In 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include products to treat venous ulcers, pressure ulcers, burns and other skin tissue wounds. Smith & Nephew is a global medical device company with established sales in 90 countries. Smith & Nephew markets technically innovative products principally in the areas of wound management, orthopedics and endoscopy.

As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996. In addition, as a part of the agreement to expand the joint venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of the Company's Common Stock at approximately $13.05 per share in 1998. The Company also received an additional $15 million as consideration for the expansion of the joint venture in January 1999, and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, further payments of up to $136 million. The $15 million payment was recognized in contract revenues in 1999 as the related financial commitments were met.

In February 2000, the Company and Smith & Nephew agreed in principle to restructure certain payments associated with their Dermagraft Joint Venture as a result of delays in the commercial introduction of Dermagraft in the United States. The requirement for an additional clinical trial by the U.S. Food and Drug Administration substantially increased the partners' investments necessitating the restructuring. The objective of the restructuring is to defer the potential payments of certain milestones by Smith & Nephew while providing the Company a royalty stream and an opportunity to increase its long-term return from the venture. Specifically, except for $10 million in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, the Company agreed to make all other approval, reimbursement and sales milestones subject to, and payable from, joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture will pay the Company royalties on joint venture product sales. In addition, as a part of the agreement, the Company sold the Dermagraft manufacturing assets that it owned to DermEquip (see Note 1), and sold its raw material inventories to the Dermagraft Joint Venture.

Under the joint venture, the Company and Smith & Nephew are sharing equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous and pressure ulcers. In addition, the Company funded certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. However, such manufacturing and distribution costs are to be returned to the Company out of future gross margin or net profits, if any, from sales of TransCyte for burns in the United States. See Note 10 with respect to related party transactions with the Dermagraft Joint Venture.

The Company and Smith & Nephew also agreed that certain of the proceeds from the sale of the Company's manufacturing plant assets and raw material inventory discussed above will be used to pay down a portion of the outstanding balance of the loan from Smith & Nephew related to the NeoCyte Joint Venture. The remaining outstanding principal and interest due at the June 30, 2000 maturity is to be paid in the Company's Common Stock at the then current market price for the Common Stock. See Note 4.

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue-engineered cartilage for orthopedic applications (the "NeoCyte Joint Venture"). Under the NeoCyte Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The NeoCyte Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew began sharing equally in NeoCyte Joint Venture revenues and expenditures. See Note 10 with respect to related party transactions with the NeoCyte Joint Venture.

The results of operations of the joint ventures for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                              Three Months Ended March 31,
                                            --------------------------------
                                                 2000              1999
                                            -------------     --------------
Dermagraft Joint Venture
------------------------

    Net sales                                 $    732          $    467
    Cost of goods sold                           2,924             4,474
    Other costs and expenses                     3,550             4,780
    Net loss                                    (5,741)           (8,787)

NeoCyte Joint Venture
---------------------

    Costs and expenses                        $  1,443          $  1,165
    Net loss                                    (1,443)           (1,165)

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

In total, under the agreements between the parties, in exchange for worldwide licensing rights, Inamed has made a series of payments to the Company totaling $10 million, including $5 million to purchase Advanced Tissue Sciences' Common Stock. Inamed also received five-year warrants to purchase up to 500,000 shares of Common Stock. In addition to royalties on product sales, the Company may potentially receive up to a total of $10 million in milestones based on product approvals in the United States.

The Company will be responsible for the funding and development of the products and the related manufacturing processes while Inamed will be responsible for the funding of clinical and regulatory activities. Advanced Tissue Sciences, or an affiliate, may elect to manufacture the products developed under the agreement. Fees for licensing rights and milestone payments will be recognized into revenues as the related financial commitments for product development and the development of manufacturing processes are incurred.

NOTE 3 - INVENTORIES

Inventories consist of the following components as of March 31, 2000 and December 31, 1999 (in thousands):

                                           March 31,         December 31,
                                             2000                1999
                                         -----------         -----------

     Raw materials and supplies          $       170         $     3,618
     Work-in-process                              --                 677
                                         -----------         -----------
                                         $       170         $     4,295
                                         ===========         ===========

As part of the restructuring of certain payments of the Dermagraft Joint Venture by the Company and Smith & Nephew (see Note 2), the Company sold its raw material inventories to the Dermagraft Joint Venture. The Company continues to maintain the supplies inventory necessary for product development and research activities while the Dermagraft Joint Venture now carries the cost of the raw materials for manufacturing.

NOTE 4 - LONG-TERM DEBT

During 2000, the Company borrowed $1 million from Smith & Nephew pursuant to a commitment under the agreement to form the NeoCyte Joint Venture. Under the terms of that joint venture agreement, the Company may borrow up to a total of $10 million of which $8.5 million had been drawn as of March 31, 2000. The loan is due and payable in June 2000. In February 2000, the Company and Smith & Nephew agreed that the proceeds from the sale of the Company's manufacturing plant assets and raw material inventory would be used to pay a portion of this note, with the remaining outstanding principal and interest due at the June 30, 2000 maturity paid in the Company's Common Stock at the then current market price for the Common Stock (see Note 2).

Debt and capital lease obligations as of March 31, 2000 and December 31, 1999 were as follows (in thousands):

                                           March 31,         December 31,
                                             2000                1999
                                         ------------        -------------

     Chase loan                          $  10,880           $  11,520
     Smith & Nephew note -
       NeoCyte Joint Venture                 8,525               7,525
     Obligations under capital
       leases and other                         49                  54
     Less current portion                  (11,114)            (10,112)
                                         ---------           ---------
                                         $   8,340           $   8,987
                                         =========           =========

NOTE 5 - CAPITAL STOCK

In March 2000, 100.8 shares, representing all of the Company's Convertible Series B Preferred Stock (the "Series B Preferred Stock") as of December 31, 1999, were converted into 1,354,539 shares of the Common Stock at $3.72 per share. All of the Company's Convertible Series B Preferred Stock has been converted and no preferred stock remains outstanding as of March 31, 2000. Further, in conjunction with a public offering in November 1999, the Company had agreed that $5 million of the proceeds would be reserved for the redemption of any of its Series B Preferred Stock submitted for conversion at or below $3.58 per share. As a result of the March conversion, the $5 million became available to support the Company's operations.

In November 1999, the Company completed a public offering of 3,750,000 units at $4.00 per unit, resulting in proceeds to the Company of $15 million. Upon issuance, the units separated into 3,750,000 shares of the

Company's Common Stock and warrants to purchase an additional 1,750,000 shares of Common Stock at $4.00 per share. In January 2000, the Company received an additional $7.0 million from the exercise of warrants to purchase all 1,750,000 shares of Common Stock.

NOTE 6 - BASIC AND DILUTED LOSS PER SHARE

Basic earnings per common share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per common share include the weighted average number of shares outstanding and give effect to potentially dilutive securities such as options and warrants outstanding. Both the basic and diluted loss per common share for the three months ended March 31, 2000 and 1999 are based on the weighted average number of shares of Common Stock outstanding during the periods. Potentially dilutive securities include options and warrants outstanding and debt and preferred stock convertible into Common Stock; however, such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per common share for the periods presented. The net loss applicable to common shares used in the calculation of basic and diluted loss per common share for the three months ended March 31, 2000 and 1999 includes dividends of $48,000 and $255,000, respectively, accrued or paid on the Company's Convertible Series B Preferred Stock during such periods.

NOTE 7 - STOCK INCENTIVE PLANS

The following table summarizes activity under the Company's 1997 Stock Incentive Plan (the "1997 Plan") and for other options and warrants for Common Stock for the three months ended March 31, 2000:

                                                       1997 Plan                    Other Options and Warrants
                                            -----------------------------        -----------------------------
                                                              Weighted                              Weighted
                                                Number      Average Price         Number         Average Price
                                              of Shares      Per Share           of Shares         Per Share
                                            --------------  -------------        ------------   -------------
   Outstanding, December 31, 1999              4,044,640        $8.64              3,759,640          $6.55
     Granted                                     750,145        $7.61                     --             --
     Exercised                                   (56,119)       $3.60             (1,795,000)         $4.11
     Canceled                                   (125,895)       $7.00                     --             --
                                               ---------                          ----------
   Outstanding, March 31, 2000                 4,612,771        $8.58              1,964,640          $8.78
                                               =========                          ==========

Stock options exercised by the Company's Chairman and Chief Executive Officer in 1995 through the issuance of a note are being accounted for as variable stock options which can result in significant increases and decreases in compensation expense subject to the variability of the Company's stock price. During the three months ended March 31, 2000, the Company charged $1,991,000 to expense for such variable stock options.

NOTE 8 - LEASE COMMITMENTS

In March 2000, the Company exercised an option to extend the term of the leases on its primary facility for manufacturing, research and administration from September 2000 to December 2005. The following is a summary of the operating lease commitments as of March 31, 2000 (in thousands):

                                                   OPERATING
                                                    LEASES
                                                   ---------
       Year Ending December 31:
          2000                                     $  3,125
          2001                                        3,218
          2002                                        2,942
          2003                                        2,514
          2004                                        2,607
       Thereafter                                     2,702
                                                   --------
       Total minimum lease payments                $ 17,108
                                                   ========

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the first quarter of 2000, non-cash financing activities included the conversion of $5 million of the Company's Series B Preferred Stock into 1,354,539 shares of Common Stock (see Note 5). Net cash from operating activities reflects cash payments for interest expense of approximately $190,000 and $481,000 for the three-month periods ended March 31, 2000 and 1999, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2000 and 1999, the Company performed services for its Dermagraft and NeoCyte Joint Ventures and has manufactured products for the Dermagraft Joint Venture to sell to customers or for use in clinical trials as described below (see Note 2). The Company has a fifty percent interest in each of the Dermagraft and NeoCyte Joint Ventures.

Dermagraft Joint Venture
------------------------

During the three-month periods ended March 31, 2000 and 1999, the Company recognized $1,792,000 and $7,014,000, respectively, in contract revenues for research and development, marketing and other activities performed for the Dermagraft Joint Venture, including $4,950,000 in the three-month period ended March 31, 1999 related to the recognition of a $15 million milestone payment (see Note 2). In addition, during the three-month periods ended March 31, 2000 and 1999, product sales to related parties include products sold to the Dermagraft Joint Venture of $3,622,000 and $3,071,000, respectively.

As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing and commercializing the Company's Dermagraft and TransCyte products between the joint venture's partners, product sales to the Dermagraft Joint Venture are equal to the Company's cost of goods sold for such products including period costs. Period costs reflect overhead costs related to excess production capacity and include rent, depreciation and quality control, facilities, supplies and other such costs to support or related to the excess production capacity. Due to costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. For the three-month periods ended March 31, 2000 and 1999 such write-downs totaled $2,128,000 and $2,132,000, respectively.

As a result of restructuring the Dermagraft Joint Venture Agreement with Smith & Nephew in February 2000, the Company also receives certain royalty payments from the joint venture on product sales made by the joint venture (see Note 2). For the three months ended March 31, 2000, these royalty payments were not material.

NeoCyte Joint Venture
---------------------

During the three-month periods ended March 31, 2000 and 1999, the Company recognized $962,000 and $623,000, respectively, in contract revenues for research and development activities performed for the NeoCyte Joint Venture.

The Company's share of the above costs incurred by the Company and charged to the Dermagraft and NeoCyte Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations and totaled $2,884,000 and $3,905,000 in the three months ended March 31, 2000 and 1999, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Part II, Item 5 below. This outlook represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this Quarterly Report.

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

In 1997, the Company received marketing approval in the United States from the U.S. Food and Drug Administration (the "FDA") for its first therapeutic product, TransCyte, as a temporary covering for severe, full-thickness, or third degree, burns and for partial-thickness, or second degree, burns. Through September 1998, TransCyte was marketed for burns by Advanced Tissue Sciences through a direct sales force in the United States. Since October 1998, TransCyte has been or will be marketed in the United States and throughout the rest of the world consistent with regulatory approvals for burn and wound care applications under a joint venture with Smith & Nephew plc ("Smith & Nephew").

Dermagraft for the treatment of diabetic foot ulcers was approved for sale in Canada and was introduced in the United Kingdom and several other European countries in 1997 through the joint venture with Smith & Nephew. The Company also submitted a Premarket Approval (PMA) application to the FDA for approval to market Dermagraft for the treatment of diabetic foot ulcers in the United States. In January 1998, an FDA advisory panel recommended approval of Dermagraft with the condition that the Company perform a post-marketing study to confirm efficacy and provide physician training. However, the FDA decided the PMA application was not approvable without supportive data from an additional controlled clinical trial. The additional clinical trial began in late 1998 and the results of a planned interim analysis of data from this trial were announced in December 1999. These data showed that, although statistical significance was not achieved at the interim analysis, Dermagraft was healing more ulcers than the control treatment in those diabetic foot ulcers having a duration of greater than six weeks.

In February 2000, the FDA approved an application for an amendment to the Investigational Device Exemption (IDE) for the ongoing clinical trial of Dermagraft in the treatment of diabetic foot ulcers. Based on the data from the interim analysis, the IDE was amended to revise the enrollment criteria and the statistical plan for data analysis. The amended IDE allowed for the modification of the study inclusion criteria to limit future enrollment to patients with ulcers of greater than six weeks duration. In addition, the amended statistical plan allows the Company to integrate the interim analysis data with additional data generated since that time from patients with ulcer duration of greater than six weeks. If these additional data confirm the treatment benefit that was seen in the interim analysis for patients with ulcer duration of greater than six weeks, the Company believes it could submit an amendment to the PMA application for approval of Dermagraft for the treatment of diabetic foot ulcers to the FDA as early as mid-year.

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

In May 1999, the Company and Inamed Corporation ("Inamed") entered into a strategic alliance for the development and marketing of several of the Company's human-based, tissue-engineered products for aesthetic and certain reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell certain of the Company's tissue-engineered products for use in cosmetic surgery, cartilage for plastic and reconstructive surgery, extracellular matrix for use in breast reconstruction, and extracellular matrix, including human collagen, for soft tissue augmentation (wrinkle and cosmetic correction) and as a bulking agent for the treatment of urinary incontinence. As part of this alliance, the Company received certain payments in 1999 and will be entitled to royalties on the future sales of the Company's tissue-engineered products by Inamed. Under the related agreements, Advanced Tissue Sciences will be responsible for the development of the products and related manufacturing processes while Inamed will be responsible for clinical and regulatory activities. Advanced Tissue Sciences or an affiliate has the right to manufacture the products developed for Inamed. See Note 2 to the consolidated financial statements.

In 1996, the Company entered into an agreement with Smith & Nephew to form a joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. In 1998, Advanced Tissue Sciences and Smith & Nephew expanded the Dermagraft Joint Venture to include additional technology for the treatment of skin tissue wounds and applications such as venous ulcers, pressure ulcers and burns and to include exclusive rights to TransCyte for full and partial-thickness burns in the United States. In connection with the expanded joint venture, the Company received a $15 million milestone payment in January 1999 which was recognized in contract revenues in 1999 as the related financial commitments were met.

In February 2000, the Company and Smith & Nephew agreed in principle to restructure certain milestone payments associated with the Dermagraft Joint Venture as a result of delays in the commercial introduction of Dermagraft in the United States. The requirement for an additional clinical trial by the FDA substantially increased the partners' investments necessitating the restructuring. The objective of the restructuring is to defer the potential payment of certain milestones by Smith & Nephew while providing the Company a royalty stream and an opportunity for an increase in its long-term return from the venture. Specifically, except for $10 million in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, the Company agreed to make all other approval, reimbursement and sales milestones subject to, and payable from, joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture will pay the Company royalties on joint venture product sales. In addition, as part of the agreement, the Company sold the Dermagraft manufacturing assets that it owned to a company jointly owned with Smith & Nephew, and also sold its raw material inventories to the Dermagraft Joint Venture. The proceeds of these sales will be used to pay down a portion of the outstanding balance of a loan from Smith & Nephew, with the remaining outstanding principal and interest due at the June 30, 2000 maturity to be paid in the Company's Common Stock at the then current market price. See Notes 2 and 4 to the consolidated financial statements.

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

In 1994, the Company and Smith & Nephew entered into a separate joint venture (the "NeoCyte Joint Venture") for the worldwide development, manufacture and marketing of human tissue-engineered cartilage for orthopedic applications. The joint venture partners are sharing equally in the NeoCyte Joint Venture's expenses. See Note 2 to the consolidated financial statements.

In October 1997, the Company was awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology to fund collaborative cardiovascular research with the University of California, San Diego over a three-year period. Funding under the grant began in 1998 and continues into 2000.

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

Results of Operations
---------------------

Product sales to related parties totaled $3,622,000 for the three months ended March 31, 2000, as compared to sales of $3,071,000 in the corresponding period of 1999. Product sales to related parties reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost (see Notes 2 and 10 to the consolidated financial statements). The Company manufactures Dermagraft and TransCyte to meet the Dermagraft Joint Venture's forecasted requirements. The level of sales will continue to be sensitive to the Dermagraft Joint Venture's success in obtaining regulatory approvals and product reimbursement from both national healthcare systems and private insurers.

Revenues from contracts and fees were $3,788,000 for the three-month period ended March 31, 2000, a decrease of $4,011,000 from the prior year's revenues in the same period of $7,799,000. This decrease reflects the recognition in the three months ended March 31, 1999 of $5 million of a $15 million milestone payment received from Smith & Nephew associated with the expansion of the Dermagraft Joint Venture. This decrease is partially offset by the recognition of $899,000 in the three months ended March 31, 2000 in licensing payments previously received from Inamed in 1999. Other contract and fee revenues are principally for research and development activities performed for the Dermagraft and NeoCyte Joint Ventures. See Note 2 to the consolidated financial statements.

Research and development expenditures in the three months ended March 31, 2000 decreased by $268,000 to $3,901,000, as compared to expenditures of $4,169,000 in the corresponding period of 1999. The lower research and development costs in the three-month period ended March 31, 2000 reflect a decrease of $732,000 in facility costs resulting from the Company terminating two building leases in the second quarter of 1999 and consolidating its operations into its two remaining buildings. The facility cost reduction was partially offset by increases of $345,000 and $142,000 in outside services and salaries and benefits, respectively, in the three months ended March 31, 2000 related to the increased clinical trial activity in the first quarter of 2000 as compared to the same period in 1999.

Cost of goods sold of $3,622,000 for the three months ended March 31, 2000 increased by $551,000 compared to $3,071,000 in the corresponding period in 1999 Cost of goods sold represents the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture. The increase in cost of goods sold primarily reflects lower capitalization of overhead costs into inventory during the first quarter of 2000. During the first quarter of 1999 inventory increased $823,000 as compared to a $43,000 decline in the first quarter of 2000. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, the Company is continuing to incur significant costs associated with excess production capacity within its manufacturing facility. Due to costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. For the three-month periods ended March 31, 2000 and 1999, such write-downs totaled $2,128,000 and $2,132,000, respectively. To the extent the Company does not sell such products to the Dermagraft Joint Venture, it will be required to write such inventories down to net realizable value.

Selling, general and administrative costs were $2,624,000 for the three months ended March 31, 2000 as compared to $3,380,000 in the corresponding period of the prior year. This decrease is primarily due to a decline in facility costs of $727,000 in three months ended March 31, 2000 as compared to the same period in 1999. The lower facility costs are related to the consolidation of the Company's operations as discussed above. In addition, legal expenses during the three months ended March 31, 2000 decreased by $134,000 as compared to the corresponding period of the prior year.

Compensation expense related to variable stock option was $1,991,000 for the three months ended March 31, 2000. Stock options exercised by the Company's Chairman and Chief Executive Officer in 1995 through the issuance of a note are being accounted for as variable stock options which can result in significant increases and decreases in compensation expense subject to the variability of the Company's stock price.

Equity in losses of joint ventures in the three months ended March 31, 2000 of $3,713,000 was $1,744,000 lower than in the corresponding period of 1999. These amounts represent the Company's share of the losses of the Dermagraft and NeoCyte Joint Ventures. The equity in losses of joint ventures includes costs incurred by the Company and charged to the Dermagraft and NeoCyte Joint Ventures totaling $2,884,000 and $3,905,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease in the 2000 loss reflects increased sales and reductions in the Dermagraft Joint Venture's cost structure. Revenue increased by 57% to $732,000, while the manufacturing costs decreased by $695,000 resulting in a $960,000 increase in the Dermagraft Joint Venture's gross margin for the three month period ending March 31, 2000 as compared to the same period in the prior year. Selling, general and administrative expenses were reduced by $1,142,000 as such costs are reduced to reflect current sales volumes. In addition, during 1999, the Company funded certain manufacturing and distribution costs associated with the transfer of sales and marketing of TransCyte in the United States to the Dermagraft Joint Venture. No such costs were included in the equity in losses during the three month period ended March 31, 2000 as compared to $867,000 during the same period in 1999.

Interest income and other was $602,000 and $455,000 for three-month periods ended March 31, 2000 and 1999, respectively. The increase primarily reflects higher interest income in the first quarter of 2000. Interest expense was $460,000 in the three months ended March 31, 2000 as compared to $554,000 in the corresponding period of 1999. The decrease primarily reflects the repayment of a $10 million loan from Smith & Nephew in June 1999 partially offset by interest on $2 million in additional borrowings from Smith & Nephew related to the NeoCyte Joint Venture (see Note 4 to the consolidated financial statements).

Liquidity and Capital Resources
-------------------------------

As of March 31, 2000, the Company had available working capital of $17.5 million, an increase of $6.8 million from December 31, 1999. The increase reflects an additional $7.6 million received from the exercise of warrants and options and $5 million previously restricted for the redemption of outstanding shares of Convertible Series B Preferred Stock (see Note 5 to the consolidated financial statements), partially offset by the use of $2.2 million of working capital to support operations and the net investment in the Company's joint ventures with Smith & Nephew of $2.9 million. Capital expenditures and patent application costs were $184,000 during the three months ended March 31, 2000.

The Company expects to continue to use working capital as it incurs substantial research and development expenses; additional costs in support of clinical trials; general and administrative costs in support of product commercialization; expenditures for capital equipment and patents, and in support of the Dermagraft and NeoCyte Joint Ventures and its strategic alliance with Inamed. These uses of working capital are expected to be only partially offset by revenues received from the Dermagraft and NeoCyte Joint Ventures with Smith & Nephew and from the Inamed alliance. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture or, to a lesser extent, the NeoCyte Joint Venture, the Company would experience a substantial increase in the need for and use of its working capital to support the commercialization and manufacture of its Dermagraft and TransCyte products or the development of its orthopedic cartilage products.

The Company's working capital and capital requirements are dependent upon a number of factors, including the timing and expense of the Company's preclinical and clinical studies, the achievement and timing of regulatory approvals and third-party reimbursement, sales and marketing efforts by the Company's strategic partners, new technological innovations, market acceptance of the Company's products and the establishment of new strategic alliances. The Company currently believes it has sufficient funds to support its operations to the end of fiscal 2000.

The further development of the Company's technology and commercialization of its products, as well as any further development of manufacturing capabilities or the establishment of any additional sales, marketing and distribution capabilities, will require the commitment of substantial funds. In addition to existing working capital, other sources of funds may include payments from alliances with Smith & Nephew and Inamed, and up to $1.5 million of borrowing capacity under the NeoCyte Joint Venture with Smith & Nephew. The Company may also pursue additional public or private offerings of debt or equity securities. Additional funding could potentially be obtained through new strategic alliances or other collaborative arrangements, or through the extension of existing strategic alliances. However, there can be no assurance that funds from the sources outlined above will be available when needed or on terms favorable to the Company, under existing arrangements or otherwise, or that the Company will be successful in entering into any other strategic alliances or collaborative arrangements.

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

Financial Condition
-------------------

Cash, cash equivalents and short-term investments as of March 31, 2000 increased by approximately $3.2 million as compared to December 31, 1999 principally reflecting $7.6 million received from the exercise of warrants and options and $5 million previously restricted for the redemption of outstanding shares of Convertible Series B Preferred Stock (see Note 5 to the consolidated financial statements), partially offset by $6 million of cash used to fund operations and net an investment of $2.9 million to support the Dermagraft and NeoCyte Joint Ventures. Receivables from joint ventures increased by $6 million and inventory decreased by $4.1 million principally reflecting the sale of raw material inventories by the Company to, and the timing of payments from, the Dermagraft Joint Venture (see Note 2 to the consolidated financial statements). The current portion of long-term debt at March 31, 2000 has increased by $1 million from December 31, 1999 reflecting additional borrowings from Smith & Nephew (see Note 4 to the consolidated financial statements). All of the Company's Series B Preferred Stock outstanding at December 31, 1999 was converted into Common Stock in March 2000 (see Note 5 to the consolidated financial statements).

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. Although the Company's short-term investments are available for sale, the Company generally holds such investments until maturity. The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at March 31, 2000.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 5 - OTHER INFORMATION

FACTORS THAT MAY EFFECT FUTURE RESULTS

     The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business and the businesses of our subsidiaries. You should also consider the other information described in this report.

RISKS RELATED TO OUR BUSINESS
-----------------------------

     WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE. To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses. To March 31, 2000, we had incurred cumulative net operating losses of $248.1 million. Our ability to achieve profitability depends in part upon our ability to successfully manufacture and market Dermagraft and TransCyte for skin ulcers and burns. We may never achieve a profitable level of operations or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

     Although Dermagraft appears promising based on clinical studies to date, it may not be successful in this additional clinical trial or other future clinical trials. Our ongoing clinical study of Dermagraft, and clinical studies of our other products, may be delayed or halted for various reasons, including:

     - the product is not effective, or physicians think that it is not effective;
     -  patients experience severe side effects during treatment;
     -  patients do not enroll in the study at the rate we expect; or
     -  product supplies are not sufficient to treat the patients in the study.

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

     The mesh framework used by us in the manufacture of Dermagraft is available from only one FDA-approved manufacturing source. Similarly, the synthetic mesh framework used by us in the manufacture of TransCyte is only available from a different FDA-approved manufacturing source. Because the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain component parts and packaging materials in their applications, FDA approval of a new supplier would be required if these materials become unavailable from the current suppliers.

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

     IF OUR PRODUCTS THAT ARE IN AN EARLY STAGE OF DEVELOPMENT ARE NEVER SUCCESSFULLY COMMERCIALIZED WE MAY NOT HAVE REVENUES TO CONTINUE OPERATIONS. We have products that are in an early stage of development. To date, only TransCyte has been approved for commercial sale and only Dermagraft has advanced to clinical trials in the United States. However, Dermagraft will still require further marketing approvals from the FDA, and all of our other products are at earlier stages of research, development and testing. These products, including additional indications for Dermagraft and TransCyte, will require significant additional research and development, as well as extensive preclinical and clinical testing.

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

RISKS RELATED TO OUR INDUSTRY
-----------------------------

     IF WE FAIL TO OBTAIN REGULATORY APPROVAL TO COMMERCIALLY MANUFACTURE OR SELL ANY OF OUR PRODUCTS, OR IF APPROVAL IS DELAYED, IT COULD INCREASE THE COST OF PRODUCT DEVELOPMENT, OR ULTIMATELY PREVENT OR DELAY OUR ABILITY TO SELL OUR PRODUCTS AND GENERATE REVENUES. We and our collaborators are subject to extensive government regulation. The FDA and other state and foreign regulatory authorities require rigorous preclinical testing, clinical trials and other product approval procedures for our products. Numerous regulations also govern the manu-facturing, safety, labeling, storage, record keeping, reporting and marketing of our products. The process of obtaining these approvals and complying with applicable government regulations is time consuming and expensive. The FDA and other state or foreign regulatory authorities have limited experience with our technology and products. As a result, our products are susceptible to requests for clinical modifications or additional supportive data, or changes in regulatory policy, which could substantially extend the test period for our products resulting in delays or rejections. Even after substantial time and expense, we may not be able to obtain regulatory product approval by the FDA or any equivalent state or foreign authorities. If we obtain regulatory product approval, the approval may limit the uses for which we may market the product.

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

RISKS RELATED TO FINANCING
--------------------------

     OUR STOCK PRICE COULD CONTINUE TO BE VOLATILE AND ANY INVESTMENT COULD SUFFER A DECLINE IN VALUE, ADVERSELY AFFECTING OUR ABILITY TO RAISE ADDITIONAL CAPITAL WHICH COULD IN TURN DELAY COMMERCIALIZATION OF OUR PRODUCTS. The market price of our Common Stock has fluctuated significantly in recent years and is likely to fluctuate in the future. For example, from April 1998 to March 2000, our Common Stock has closed as high as $12.13 per share and as low as $1.97 per share. Factors contributing to this volatility have included:

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


   Exhibit
      No.                       Title                                     Method of Filing
   -------                      -----                                     ----------------

     3.1        Restated Certificate of Incorporation of        Incorporated by Reference to Exhibit 3.1 to the
                Advanced Tissue Sciences, Inc. as in effect     Registrant's Annual Report on Form 10-K for the
                on February 16, 1999                            Year Ended December 31, 1998

     3.2        Restated By-Laws of the Registrant Dated        Incorporated by Reference to Exhibit 3 to the
                September 17, 1991                              Registrant's Form 10-Q for the Quarter Ended
                                                                October 31, 1991

     4.1        Rights Agreement, Dated as of January 6,        Incorporated by Reference to Exhibit 1 to the
                1995, between the Company and Chemical          Registrant's Current Report on Form 8-K Dated
                Trust Company of California, including the      January 5, 1995
                Certificate of Determination for the Series
                A Junior Participating Preferred Stock as
                Exhibit A, the Form of Summary of Rights to
                Right Certificate as Exhibit B and the
                Purchase Preferred Shares as Exhibit C

     4.2        First Amendment to Rights Agreement entered     Incorporated by Reference to Exhibit 1 to the
                into as of November 8, 1999, between            Registrant's Form 8-A, as amended, dated
                ChaseMellon Shareholder Services, L.L.C.        November 10, 1999
                and Advanced Tissue Sciences, Inc.

     4.3        Second Amendment to Rights Agreement            Incorporated by Reference to Exhibit 1 to the
                entered into as of December 13, 1999,           Registrant's Form 8-A, as amended, dated March
                between ChaseMellon Shareholder Services,       28, 2000
                L.L.C. and Advanced Tissue Sciences, Inc.

    27          Financial Data Schedule                         Filed With Electronic Copy Only


(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ADVANCED TISSUE SCIENCES, INC.


Date:         May 11, 2000                       /s/  Arthur J. Benvenuto
         --------------------------            -------------------------------
                                               Arthur J. Benvenuto
                                               Chairman of the Board and Chief
                                                 Executive Officer




Date:         May 11, 2000                       /s/  Michael V. Swanson
         --------------------------            ------------------------------
                                               Michael V. Swanson
                                               Senior Vice President and Chief
                                                 Financial Officer