Form 10-Q
period 2000-06-30
ADVANCED TISSUE SCIENCES INC
filed 2000-08-09
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]     Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

                 For the quarterly period ended June 30, 2000

                                       or

         [ ]     Transition Report pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                 For the transition period from ________ to __________


                        Commission File Number: 0-016607

                         ADVANCED TISSUE SCIENCES, INC.
               (Exact name of registrant as specified in charter)



                   Delaware                           14-1701513
        -------------------------------          -------------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization           Identification No.)

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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at August 1, 2000 was 59,867,752.

                         ADVANCED TISSUE SCIENCES, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000



                                      INDEX

Part I - Financial Information

                                                                          Page

  Item 1 - Financial Statements

             Introduction to the Financial Statements...................    1

             Consolidated Balance Sheets -
               June 30, 2000 and December 31, 1999......................    2

             Consolidated Statements of Operations -
               Three and Six Months Ended June 30, 2000 and 1999........    3

             Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 2000 and 1999..................    4

             Consolidated Statement of Stockholders' Equity -
               Six Months Ended June 30, 2000...........................    5

             Notes to the Consolidated Financial Statements.............   6-10

  Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................  11-15

  Item 3 - Quantitative and Qualitative Disclosures About Market Risk...    15


Part II - Other Information

  Item 4 - Submission of Matters to a Vote of Security Holders..........    16

  Item 5 - Other Information............................................  16-22

  Item 6 - Exhibits and Reports on Form 8-K.............................    23


Signatures..............................................................    24

                         PART I - FINANCIAL INFORMATION

                         ------------------------------

ITEM 1 - Financial Statements

                    INTRODUCTION TO THE FINANCIAL STATEMENTS

     The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Quarterly Report on Form 10-Q for the three months ended March 31, 2000.

     The financial information presented in this Quarterly Report on Form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                         ADVANCED TISSUE SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)


                                                     June 30,       December 31,
                                                       2000             1999
                                                   -----------      ------------
                                                   (Unaudited)

      ASSETS
Current assets:

   Cash and cash equivalents                       $   17,878        $   16,091
   Short-term investments                               4,992             9,988
   Receivable from joint ventures                       6,698             2,185
   Inventory                                              183             4,295
   Other current assets                                 1,412             1,664
                                                   ----------        ----------
       Total current assets                            31,163            34,223
Property - net                                         15,288            16,627
Patent costs - net                                      2,175             2,075
Restricted cash                                            --             5,000
Other assets                                              878             1,461
                                                   ----------        ----------
       Total assets                                $   49,504        $   59,386
                                                   ==========        ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $      551        $      755
   Payable to joint ventures                              427             3,550
   Accrued expenses                                     5,306             5,560
   Deferred revenue                                     1,797             3,595
   Current portion of long-term debt and capital
     lease obligations                                 12,115            10,112
                                                   ----------        ----------
       Total current liabilities                       20,196            23,572
Long-term debt and capital lease obligations            7,692             8,987
Other long-term liabilities                               339               364
                                                   ----------        ----------
       Total liabilities                               28,227            32,923
                                                   ----------        ----------
Redeemable Convertible Series B Preferred Stock,
  $.01 par value; 1,000 shares authorized; issued and outstanding, no shares at June 30, 2000 and 100.8 shares at December 31, 1999 (aggregate redemption and liquidation value of $5,104 at

  December 31, 1999)                                       --             5,040
                                                   ----------        ----------
Stockholders' equity:
   Accrued cumulative preferred stock dividends            --                64
   Common Stock, $.01 par value; 125,000,000
     shares authorized; issued and outstanding,
     59,849,162 shares at June 30, 2000 and
     56,600,544 shares at December 31, 1999               598               566
   Additional paid-in capital                         277,929           262,588
   Note received in connection with sale of
     Common Stock and deferred compensation
     applicable to Common Stock                        (1,758)           (2,033)
   Accumulated deficit                               (255,489)         (239,762)
   Accumulated other comprehensive income                  (3)               --
                                                   ----------        ----------
     Total stockholders' equity                        21,277            21,423
                                                   ----------        ----------
     Total liabilities and stockholders' equity    $   49,504        $   59,386
                                                   ==========        ==========



        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS)
                    (In Thousands, Except Per Share Amounts)


                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                    ---------------------------       --------------------------
                                                       2000             1999             2000            1999
                                                    ----------      -----------       ----------      ----------
                                                                            (Unaudited)
Revenues:
  Product sales -
    Related parties                                 $   2,996       $   3,617         $   6,618        $   6,688
  Contracts and fees -
    Related parties                                     2,134           7,324             4,888           14,961
    Others                                              1,133             181             2,167              343
                                                    ---------       ---------         ---------        ---------
    Total revenues                                      6,263          11,122            13,673           21,992
                                                    ---------       ---------         ---------        ---------
Costs and expenses:
  Research and development                              3,699           3,958             7,600            8,127
  Cost of goods sold                                    2,996           3,617             6,618            6,688
  Selling, general and administrative                   2,860           2,791             5,484            6,171
  Compensation related to variable stock option           704              --             2,695               --
                                                    ---------       ---------         ---------        ---------
    Total costs and expenses                           10,259          10,366            22,397           20,986
                                                    ---------       ---------         ---------        ---------
Income (loss) from operations before equity
  in losses of joint ventures                          (3,996)            756            (8,724)           1,006

Equity in losses of joint ventures                     (3,542)         (4,998)           (7,255)         (10,455)
                                                    ---------       ---------         ---------        ---------
Loss from operations                                   (7,538)         (4,242)          (15,979)          (9,449)

Other income (expense):
  Interest income and other                               574            (151)            1,176              304
  Interest expense                                       (464)           (533)             (924)          (1,087)
                                                    ---------       ---------         ---------        ---------
Net loss                                               (7,428)         (4,926)          (15,727)         (10,232)

Dividends on preferred stock                               --            (176)              (48)            (431)
                                                    ---------       ---------         ---------        ---------
Net loss applicable to common stock                 $  (7,428)      $  (5,102)        $ (15,775)       $ (10,663)
                                                    =========       =========         =========        =========

Basic and diluted loss per common share             $   (0.12)      $   (0.11)        $   (0.27)       $   (0.25)
                                                    =========       =========         =========        =========
Weighted average number of common
  shares used in computation of basic
  and diluted loss per share                           59,845          45,522            59,014           43,252
                                                    =========       =========         =========        =========

        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)


                                                                                     Six Months Ended June 30,
                                                                                -----------------------------------
                                                                                     2000                 1999
                                                                                --------------       --------------
                                                                                            (Unaudited)

Operating activities:
   Net loss                                                                     $      (15,727)      $      (10,232)
   Adjustments to reconcile net loss to cash used in
     operating activities:
      Depreciation and amortization                                                      1,969                2,390
      Compensation for services paid in stock, options or warrants                       2,973                   79
      Equity in losses of joint ventures                                                 7,255               10,455
      Other adjustments to net loss                                                        (13)                 516
      Deferred revenue                                                                  (1,798)               6,633
      Change in assets and liabilities:
        Receivables from joint ventures                                                 (4,513)                 466
        Inventory                                                                        4,112               (1,285)
        Other current assets                                                               262                 (571)
        Accounts payable                                                                  (204)               1,316
        Payable to joint ventures                                                       (3,123)                 569
        Accrued expenses                                                                  (242)                (266)
                                                                                --------------       --------------
         Net cash (used in) provided by operating activities                            (9,049)              10,070
                                                                                --------------       --------------
Investing activities:
   Purchases of short-term investments                                                  (3,000)              (6,000)
   Maturities and sales of short-term investments                                        7,999                6,003
   Acquisition of property                                                                (588)                (570)
   Investment in joint ventures                                                         (8,411)             (13,770)
   Distribution from joint ventures                                                      1,364                3,325
   Patent application costs                                                               (177)                (210)
   Other long-term assets                                                                  391                   28
                                                                                --------------       --------------
         Net cash used in investing activities                                          (2,422)             (11,194)
                                                                                --------------       --------------
Financing activities:
   Proceeds from borrowings                                                              2,000                  840
   Payments of borrowings                                                               (1,292)              (1,397)
   Restricted cash                                                                       5,000                   --
   Net proceeds from sale of Common Stock                                                   --                1,003
   Repurchase of Common Stock                                                               --                 (457)
   Options and warrants exercised                                                        7,598                    5
   Long-term obligations and other                                                         (48)                  45
                                                                                --------------       --------------
         Net cash provided by financing activities                                      13,258                   39
                                                                                --------------       --------------
Net increase/(decrease) in cash and cash equivalents                                     1,787               (1,085)
Cash and cash equivalents at beginning of period                                        16,091               16,551
                                                                                --------------       --------------
Cash and cash equivalents at end of period                                      $       17,878       $       15,466
                                                                                ==============       ==============


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars In Thousands)

                                   (Unaudited)


                                                                                                      Accrued
                                                                                                     Dividends/

                                                                                                        Note

                                                        Common Stock                Additional       Receivable/
                                                 --------------------------          Paid-In          Deferred
                                                   Shares          Amount            Capital        Compensation
                                                 ----------      ----------        ------------     ------------
  Balance, December 31, 1999                     56,600,544       $    566         $  262,588        $   (1,969)

  Warrants exercised                              1,750,000             17              6,983

  Conversion of Preferred Stock                   1,354,539             14              5,026

  Compensation related to variable
    stock option                                                                        2,695

  Options exercised                                 106,153              1                597

  Amortization of compensation

    on restricted stock award                                                                               265

  Preferred Stock dividends                          37,926             --                 63               (63)

  Net loss

  Comprehensive income (loss) -
    unrealized loss on securities

  Other                                                                                    (23)               9
                                                 ----------       ---------        -----------       ----------
  Balance, June 30, 2000                         59,849,162       $     598        $   277,929       $   (1,758)
                                                 ==========       =========        ===========       ==========


                                                                  Accumulated          Total
                                                                     Other            Stock-
                                                Accumulated      Comprehensive       holders'
                                                  Deficit        Income (Loss)        Equity
                                                -----------      -------------      ----------
  Balance, December 31, 1999                    $  (239,762)                        $   21,423

  Warrants exercised                                                                     7,000

  Conversion of Preferred Stock                                                          5,040

  Compensation related to variable
    stock option                                                                         2,695

  Options exercised                                                                        598

  Amortization of compensation

    on restricted stock award                                                              265

  Preferred Stock dividends                                                                 --

  Net loss                                          (15,727)                           (15,727)

  Comprehensive income (loss) -
    unrealized loss on securities                                 $        (3)              (3)

  Other                                                                                    (14)
                                                -----------       -----------       ----------
  Balance, June 30, 2000                        $  (255,489)      $        (3)      $   21,277
                                                ===========       ===========       ==========


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

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and DermEquip, L.L.C. ("DermEquip"), a limited liability company owned jointly with Smith & Nephew. DermEquip is a special purpose entity established to finance an expansion of the Company's manufacturing facility. All intercompany accounts and transactions have been eliminated. The Company's other interests in joint ventures with Smith & Nephew are accounted for under the equity method (see Notes 2 and 9).

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

Reclassification - Certain reclassifications have been made to prior year amounts to conform to the presentation for the three months and six months ended June 30, 2000.

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

As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up front fee in 1996. In addition, as a part of the agreement to expand the joint venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of the Company's Common Stock at approximately $13.05 per share in 1998. The Company also received an additional $15 million as consideration for the expansion of the joint venture in January 1999, and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, further payments of up to $136 million. The $15 million payment was recognized into contract revenues in 1999 as related financial commitments were met.

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

Under the joint venture, the Company and Smith & Nephew are sharing equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous and pressure ulcers. In addition, the Company funded certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. However, such manufacturing and distribution costs are to be returned to the Company out of future gross margin or net profits, if any, from sales of TransCyte for burns in the United States. See Note 9 with respect to related party transactions with the Dermagraft Joint Venture.

The Company and Smith & Nephew also agreed that certain of the proceeds from the sale of the Company's manufacturing plant assets and raw material inventory discussed above will be used to pay down a portion of the outstanding balance of the loan from Smith & Nephew related to the NeoCyte Joint Venture. The remaining outstanding principal and interest due at the June 30, 2000 maturity is to be paid in the Company's Common Stock at the then current market price for the Common Stock. The June 30, 2000 maturity date has been extended to August 30, 2000 (see Note 4).

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue-engineered cartilage for orthopedic applications (the "NeoCyte Joint Venture"). Under the NeoCyte Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The NeoCyte Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew are sharing equally in NeoCyte Joint Venture revenues and expenditures. See Note 9 with respect to related party transactions with the NeoCyte Joint Venture.

The results of operations of the joint ventures for the three and six months ended June 30, 2000 and 1999 are as follows (in thousands):


                                  Three Months Ended June 30,        Six Months Ended June 30,
                                 -----------------------------      ---------------------------
                                     2000             1999             2000            1999
                                 ------------     ------------      ----------      -----------
Dermagraft Joint Venture

------------------------
Net sales                         $     996        $      561        $   1,728       $   1,028
Cost of goods sold                    3,431             3,095            6,355           7,569
Other costs and expenses              3,228             4,644            6,777           9,424
Net loss                             (5,663)           (7,178)         (11,404)        (15,965)

NeoCyte Joint Venture

---------------------
Costs and expenses                $   1,238       $     1,310       $    2,681       $   2,475
Net loss                             (1,238)           (1,310)          (2,681)         (2,475)

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

NOTE 3 - INVENTORIES

Inventories consist of the following components as of June 30, 2000 and December 31, 1999 (in thousands):

                                             June 30,        December 31,
                                               2000              1999
                                            ----------       ------------

     Raw materials and supplies             $    183         $   3,618
     Work-in-process                              --               677
                                            --------         ---------
                                            $    183         $   4,295
                                            ========         =========

As part of the restructuring of certain payments of the Dermagraft Joint Venture by the Company and Smith & Nephew (see Note 2), the Company sold its raw material inventories to the Dermagraft Joint Venture earlier in the year.

NOTE 4 - LONG-TERM DEBT

During the six-months ended June 30, 2000, the Company borrowed $2 million from Smith & Nephew pursuant to a commitment under the agreement forming the NeoCyte Joint Venture. Under the terms of that joint venture agreement, the Company may borrow up to a total of $10 million of which $9.5 million had been drawn as of June 30, 2000. In February 2000, the Company and Smith & Nephew agreed that the proceeds from the sale of the Company's manufacturing plant assets and raw material inventory would be used to pay a portion of this note, with the remaining outstanding principal and interest due at the June 30, 2000 maturity paid in the Company's Common Stock at the then current market price for the Common Stock. The June 30, 2000 maturity date has been extended to August 30, 2000 (see Note 2).

Debt and capital lease obligations as of June 30, 2000 and December 31, 1999 were as follows (in thousands):

                                                 June 30,       December 31,
                                                   2000             1999
                                                ---------       ------------
Chase loan                                      $  10,240       $  11,520
Smith & Nephew note - NeoCyte Joint Venture         9,525           7,525
Obligations under capital leases and other             42              54
Less current portion                              (12,115)        (10,112)
                                                ---------       ---------
                                                $   7,692       $   8,987
                                                =========       =========

NOTE 5 - CAPITAL STOCK

In March 2000, 100.8 shares, representing all of the Company's Convertible Series B Preferred Stock (the "Series B Preferred Stock") as of December 31, 1999, were converted into 1,354,539 shares of the Common Stock at $3.72 per share. All of the Company's Convertible Series B Preferred Stock has been converted and no preferred stock remains outstanding as of June 30, 2000. Further, in conjunction with a public offering in November 1999, the Company had agreed that $5 million of the proceeds would be reserved for the redemption of any of its Series B Preferred Stock submitted for conversion at or below $3.58 per share. As a result of the March conversion, the $5 million became available to support the Company's operations and was reclassed from restricted cash to cash and cash equivalents.

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

NOTE 6 - BASIC AND DILUTED LOSS PER SHARE

Basic earnings per common share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per common share include the weighted average number of shares outstanding and give effect to potentially dilutive common shares such as options and warrants outstanding. Both the basic and diluted loss per common share for the three and six months ended June 30, 2000 and 1999 are based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options and warrants outstanding and debt and preferred stock convertible into Common Stock; however, such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per common share for the periods presented. The net loss applicable to common shares used in the calculation of basic and diluted loss per common share for the three months ended June 30, 1999 includes dividends of $176,000, and for the six months ended June 30, 2000 and 1999 includes dividends of $48,000 and $431,000, respectively, accrued or paid on the Company's Convertible Series B Preferred Stock during such periods.

NOTE 7 - STOCK PLAN

The following table summarizes activity under the Company's 1997 Stock Incentive Plan (the "1997 Plan") and for other options and warrants for common stock for the six months ended June 30, 2000


                                                       1997 Plan                 Other Options and Warrants
                                               ---------------------------      ----------------------------
                                                              Weighted                           Weighted
                                                Number      Average Price        Number        Average Price
                                               of Shares      Per Share         of Shares        Per Share
                                               ---------    --------------     -----------     --------------
   Outstanding, December 31, 1999              4,044,640        $8.64           3,759,640          $6.55
     Granted                                     829,500        $7.34                  --             --
     Exercised                                   (61,153)       $3.54          (1,795,000)         $4.11
     Canceled                                   (184,473)       $6.63                  --             --
                                               ---------                       ----------
   Outstanding, June 30, 2000                  4,628,514        $8.56           1,964,640          $8.78
                                               =========                       ==========

Stock options exercised by the Company's Chairman and Chief Executive Officer in 1995 through the issuance of a note are being accounted for as variable stock options which can result in significant increases and decreases in compensation expense subject to the variability of the Company's stock price. During the three and six months ended June 30, 2000, the Company charged $704,000 and $2,695,000, respectively, to expense for such variable stock options.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2000, non-cash financing activities have included the conversion of $5 million of the Company's Series B Preferred Stock into 1,354,539 shares of Common Stock (see Note 5). During the six-month period ended June 30, 1999, non-cash financing transactions included (i) the repayment of a $10 million loan and accrued interest payable through the issuance of 2,800,595 shares of the Company's Common Stock and (ii) the exercise of stock options for 775,000 shares of Common Stock wherein the purchase price and withholding taxes of approximately $1.8 million were paid by the delivery of 463,154 shares of Common Stock. In addition, compensation expense of $2,973,000 and $79,000, has been recognized related to compensatory and variable stock options and a restricted stock award in the six-month periods ended June 30, 2000 and 1999, respectively.

Net cash from operating activities reflects cash payments for interest expense of approximately $596,000 and $318,000 for the three-month periods and $786,000 and $799,000 for the six-month periods ended June 30, 2000 and 1999, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2000 and 1999, the Company performed services for its Dermagraft and NeoCyte Joint Ventures and has manufactured products for the Dermagraft Joint Venture to sell to customers or for use in clinical trials as described below (see Note 2). The Company has a fifty percent interest in each of the Dermagraft and NeoCyte Joint Ventures.

Dermagraft Joint Venture

------------------------

During the three and six-month periods ended June 30, 2000 and 1999, the Company recognized $1,282,000 and $6,650,000 in the three-month periods and $3,074,000 and $13,664,000 in the six-month periods, respectively, in royalties and contract revenues for research and development, marketing and other activities performed for the Dermagraft Joint Venture. These amounts also include $4,417,000 and $9,367,000 for the three and six-month periods ended June 30, 1999, respectively, related to the recognition of a $15 million milestone payment (see Note 2). In addition, product sales to related parties include products sold to the Dermagraft Joint Venture of $2,996,000 and $3,617,000 in the three-month periods and $6,618,000 and $6,688,000 in the six-month periods ended June 30, 2000 and 1999, respectively.

As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing and commercializing the Company's Dermagraft and TransCyte products between the joint venture's partners, product sales to the Dermagraft Joint Venture are equal to the Company's cost of goods sold for such products including period costs. Period costs reflect overhead costs related to excess production capacity and include rent, depreciation and quality control, facilities, supplies and other such costs to support or related to the excess production capacity. Due to the excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. For the three-month periods ended June 30, 2000 and 1999 such write downs totaled $3,005,000 and $3,342,000, respectively, and were $5,133,000 and $5,747,000 for the six-month periods ended June 30, 2000 and 1999, respectively.

As a result of restructuring the Dermagraft Joint Venture Agreement with Smith & Nephew in February 2000, the Company also receives certain royalty payments from the joint venture on product sales made by the joint venture (see Note 2). For the three and six months ended June 30, 2000, these royalty payments were not material.

NeoCyte Joint Venture

---------------------

During the three and six months ended June 30, 2000, the Company recognized $852,000 and $1,814,000, respectively, in contract revenues for research and development activities performed for the NeoCyte Joint Venture compared with $674,000 and $1,297,000 during the corresponding periods of 1999.

The Company's share of the above costs incurred by the Company and charged to the Dermagraft and NeoCyte Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations and totaled $2,825,000 and $3,943,000 in the three months ended June 30, 2000 and 1999, respectively, and $5,709,000 and $7,848,000 for the six months ended June 30, 2000 and 1999, respectively.

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

Advanced Tissue Sciences, Inc. (the "Company" or "Advanced Tissue Sciences") is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using its proprietary tissue engineering technology. The Company's leading therapeutic products are tissue engineered skin products, TransCyte(TM) for the temporary covering of severe and partial-thickness burns and Dermagraft(R) for the treatment of severe skin ulcers. In addition to its TransCyte and Dermagraft skin products, the Company is focusing its resources on the development of tissue-engineered products for other wound care, orthopedic, aesthetic, reconstructive and cardiovascular applications.

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

In February 2000, the FDA approved an application for an amendment to the Investigational Device Exemption (IDE) for the ongoing clinical trial of Dermagraft in the treatment of diabetic foot ulcers. Based on the data from the interim analysis, the IDE was amended to revise the enrollment criteria and the statistical plan for data analysis. The amended IDE allowed for the modification of the study inclusion criteria to limit future enrollment to patients with ulcers of greater than six weeks duration. In addition, the amended statistical plan allows the Company to integrate the interim analysis data with additional data generated since that time from patients with ulcer duration of greater than six weeks. Enrollment in this additional clinical trial has been completed and the Company expects to submit its PMA applicatin for approval of Dermagraft for the treatment of diabetic foot ulcers to the FDA by the end of the summer.

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

In May 1999, the Company and Inamed Corporation ("Inamed") entered into a strategic alliance for the development and marketing of several of the Company's human-based, tissue-engineered products for aesthetic and certain reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell certain of the Company's tissue-engineered products for use in cosmetic surgery, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction, and extracellular matrix, including human collagen, for soft tissue augmentation (wrinkle and cosmetic corrections) and as a bulking agent for the treatment of urinary incontinence. As part of this alliance, the Company received certain payments in 1999 and will be entitled to royalties on the future sales of the Company's tissue-engineered products by Inamed. Under the related agreements, Advanced Tissue Sciences will be responsible for the development of the products and the related manufacturing processes while Inamed will be responsible for clinical and regulatory activities. Advanced Tissue Sciences, or an affiliate, has the right to manufacture the products developed for Inamed. See Note 2 to the consolidated financial statements.

In 1996, the Company entered into an agreement with Smith & Nephew to form a joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. In 1998, Advanced Tissue Sciences and Smith & Nephew expanded the Dermagraft Joint Venture to include additional technology for the treatment of skin tissue wounds and applications such as venous ulcers, pressure ulcers, and TransCyte for full and partial-thickness burns. In connection with the expanded joint venture, the Company received a $15 million milestone payment in January 1999 which was recognized in contract revenues in 1999 as related financial commitments were met.

In February 2000, the Company and Smith & Nephew agreed in principle to restructure certain milestone payments associated with the Dermagraft Joint Venture as a result of delays in the commercial introduction of Dermagraft in the United States. The requirement for an additional clinical trial by the FDA substantially increased the partners' investments necessitating the restructuring. The objective of the restructuring is to defer the potential payment of certain milestones by Smith & Nephew while providing the Company a royalty stream and an opportunity for an increase in its long-term return from the venture. Specifically, except for $10 million in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, the Company agreed to make all other approval, reimbursement and sales milestones subject to, and payable from, joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture will pay the Company royalties on joint venture product sales. In addition, as part of the agreement, the Company sold the Dermagraft manufacturing assets that it owned to a company jointly owned with Smith & Nephew, and also sold its raw material inventories to the Dermagraft Joint Venture. The proceeds of these sales will be used to pay down a portion of the outstanding balance of a loan from Smith & Nephew, with the remaining outstanding principal and interest due at the June 30, 2000 maturity to be paid in the Company's Common Stock at the then current market price. The June 30, 2000 maturity date has been extended to August 30, 2000. See Notes 2 and 4 to the consolidated financial statements.

Under the joint venture, Advanced Tissue Sciences and Smith & Nephew are sharing equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company is funding the first $6 million in expense for conducting clinical trials and regulatory support of Dermagraft and TransCyte in the treatment of venous ulcers and pressure ulcers. In addition, the Company funded certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. See Note 2 to the consolidated financial statements.

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

The Company has incurred, and expects to continue to incur, substantial expenditures in support of the commercialization, development and clinical trials of its TransCyte and Dermagraft products for burn and skin ulcer applications, for manufacturing systems and in advancing other applications of the Company's core technology. In particular, the Company will incur, either directly or through the Dermagraft Joint Venture, substantial costs for the additional clinical trials of Dermagraft for skin ulcers and in support of clinical trials and post-market studies of TransCyte in the treatment of skin ulcers and for full and partial-thickness burns. The Company also expects to incur additional costs for the development of products and manufacturing processes under its strategic alliance with Inamed and, through the NeoCyte Joint Venture, for the development and clinical trials of tissue-engineered cartilage products; however, such costs are expected to be partially offset by the recognition of licensing fees and milestone payments from Inamed and by sharing such costs with partners.

Results of Operations

---------------------

Product sales totaled $2,996,000 and $6,618,000 for the three months and six months ended June 30, 2000, respectively, as compared to sales of $3,617,000 and $6,688,000 in the corresponding periods of 1999. Product sales to related parties reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost (see Notes 2 and 9 to the consolidated financial statements). The Company manufactures Dermagraft and TransCyte to meet the Dermagraft Joint Venture's forecasted requirements. The level of sales will continue to be sensitive to the Dermagraft Joint Venture's success in obtaining regulatory approvals and product reimbursement from both national healthcare systems and private insurers.

Revenues from contracts and fees were $3,267,000 and $7,055,000 for the three and six months ended June 30, 2000, respectively, compared to $7,505,000 and $15,304,000 for the corresponding periods of 1999. The decrease in 2000 over the prior year periods primarily reflects the recognition of $4,417,000 and $9,367,000, respectively, in the three and six-month periods ended June 30, 1999 in revenue related to a $15 million payment received in January 1999 associated with the expansion of the Dermagraft Joint Venture. This decrease in 2000 is partially offset by the recognition of $899,000 and $1,798,000 in the three and six-month periods ended June 30, 2000 in licensing payments previously received from Inamed in 1999. Contract and fee revenues are principally for research and development activities performed for the Dermagraft and NeoCyte Joint Ventures. See Notes 2 and 9 to the consolidated financial statements.

Research and development expenditures decreased to $3,699,000 and $7,600,000 in the three and six months ended June 30, 2000, respectively, as compared to $3,958,000 and $8,127,000 in the corresponding periods of 1999. The lower research and development costs in the three-month and six-month periods ended June 30, 2000 reflect decreases of $225,000 and $957,000, respectively in facility costs resulting from the Company terminating two building leases in the first half of 1999 and consolidating its operations into its two remaining buildings. The facility cost reduction was partially offset by increases of $109,000 in outside services and $145,000 in salaries and benefits, respectively, in the six months ended June 30, 2000 mainly related to increased clinical trial activity in the first six months of 2000 as compared to the same period in 1999.

Cost of goods sold of $2,996,000 and $6,618,000, respectively, for the three and six months ended June 30, 2000 compares to $3,617,000 and $6,688,000 in the corresponding periods in 1999. Cost of goods sold represents the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, the Company is continuing to incur significant costs associated with excess production capacity within its manufacturing facility. Due to costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. For the three-month periods ended June 30, 2000 and 1999 such write downs totaled $3,005,000 and $3,342,000, respectively, and were $5,133,000 and $5,747,000 for the six-month periods ended June 30, 2000 and 1999, respectively. To the extent the Company does not sell such products to the Dermagraft Joint Venture, it will be required to write such inventories down to net realizable value.

Selling, general and administrative costs were $2,860,000 and $5,484,000 for the three and six months ended June 30, 2000, respectively, as compared to $2,791,000 and $6,171,000 in the corresponding periods of the prior year. As discussed above, the Company consolidated its operations into two facilities during the second quarter of 1999 with a resulting decrease in facilities costs of $242,000 and $968,000 in the three and six-month periods ended June 30,2000, respectively, as compared to the same periods in 1999. In the three and six months ended June 30, 2000, decreases in legal fees and the cost of other outside services of $194,000 and $585,000, respectively, were offset by increases in compensation costs of $493,000 and $843,000, respectively, as compared to the same periods during the prior year.

Compensation expense related to a variable stock option was $704,000 and $2,695,000 for the three months and six months ended June 30, 2000. Stock options exercised by the Company's Chairman and Chief Executive Officer in 1995 through the issuance of a note are being accounted for as variable stock options which can result in significant increases and decreases in compensation expense subject to the variability of the Company's stock price.

Equity in losses of joint ventures were $3,542,000 and $7,255,000 for the three and six months ended June 30, 2000, respectively, compared to $4,998,000 and $10,455,000 for the corresponding periods of 1999. These amounts represent the Company's share of losses of the Dermagraft and NeoCyte Joint Ventures. During 1999, the Company funded certain manufacturing and distribution costs associated with the transfer of sales and marketing of TransCyte in the United States to the Dermagraft Joint Venture. No such costs were included in the equity in losses during the three and six-month periods ended June 30, 2000 as compared to $1,266,000 and $2,133,000, respectively during the same periods in 1999. In addition, the decrease in the 2000 loss reflects increased sales and reductions in the Dermagraft Joint Venture's cost structure. Net sales increased by 78% and 68% over the same periods in the prior year to $996,000 and $1,728,000 for the three months and six months ended June 30, 2000, respectively. Manufacturing costs decreased by $1,214,000 resulting in a $1,914,000 increase in the Dermagraft Joint Venture's gross margin for the six-month period ending June 30, 2000 as compared to the same period in 1999. Manufacturing costs for the second quarter 2000 were $336,000 higher than the prior year period. Selling, general and administrative expenses were reduced by $741,000 and $1,883,000 for the three and six-month periods ended June 30, 2000 as such costs have been reduced to reflect current sales volumes. The equity in losses of joint ventures includes costs incurred by the Company and charged to the Dermagraft and NeoCyte Joint Ventures totaling $2,825,000 and $3,943,000 for the three-month periods ended June 30, 2000 and 1999, respectively, and $5,709,000 and $7,848,000 for the six-month periods ended June 30, 2000 and 1999, respectively (see Note 9 to the consolidated financial statements).

Interest income and other was a net income of $574,000 and $1,176,000 in the three and six months ended June 30, 2000, respectively, as compared to a net expense of $151,000 and a net income of $304,000 in the corresponding periods of 1999. The increases reflect higher interest income in the three-month and six-month periods ended June 30, 2000, whereas the second quarter of 1999 included one-time costs of $541,000 associated with the consolidation of the Company's operations into two facilities. Interest expense was $464,000 and $924,000 in the three months and six months ended June 30, 2000 as compared to $533,000 and $1,087,000 in the corresponding period of 1999. The decrease primarily reflects the repayment of a $10 million loan from Smith & Nephew in June 1999 partially offset by interest on $3 million in additional borrowings from Smith & Nephew related to the NeoCyte Joint Venture.

Liquidity and Capital Resources

-------------------------------

As of June 30, 2000, the Company had available working capital of $11.0 million, an increase of $316,000 from December 31, 1999. The increase reflects an additional $7.6 million received from the exercise of warrants and options, the availability of $5 million previously restricted for the redemption of outstanding shares of Convertible Series B Preferred Stock (see Note 5 to the consolidated financial statements) and $708,000 net increase in borrowings, partially offset by the use of $5.3 million of working capital to support operations and the net investment in the Company's joint ventures with Smith & Nephew of $7 million. Capital expenditures and patent application costs were $588,000 and $177,000, respectively, during the first half of 2000.

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

The further development of the Company's technology and commercialization of its products, as well as any further development of manufacturing capabilities or the establishment of any additional sales, marketing and distribution capabilities, will require the commitment of substantial funds. In addition, the Company believes it will need to raise additional funds to continue operations in 2001. Sources of funds may include payments from alliances with Smith & Nephew and Inamed. The Company may also pursue additional public or private offerings of debt or equity securities. Additional funding could potentially be obtained through new strategic alliances or other collaborative arrangements, or through the extension of existing strategic alliances. However, there can be no assurance that funds from the sources outlined above will be available when needed or on terms favorable to the Company, under existing arrangements or otherwise, or that the Company will be successful in entering into any other strategic alliances or collaborative arrangements.

The Company continually reviews its product development activities in an effort to allocate its resources to those products the Company believes have the greatest commercial potential. Factors considered by the Company in determining the products to pursue include projected markets and need, potential for regulatory approval and reimbursement under the existing healthcare system as well as anticipated healthcare reforms, technical feasibility, expected and known product attributes and estimated costs to bring the product to market. Based on these and other factors, which the Company considers relevant, the Company may from time to time reallocate its resources among its product development activities. Additions to products under development or changes in products being pursued can substantially and rapidly change the Company's funding requirements.

Financial Condition

-------------------

Cash, cash equivalents and short-term investments as of June 30, 2000 decreased by $3.2 million to $22.9 million as compared to December 31, 1999 principally reflecting the use of $9 million to fund operations, a net investment of $7 million to support the Dermagraft and NeoCyte Joint Ventures, $588,000 for capital expenditures and $1.3 million for payment of debt, partially offset by $7.6 million received from the exercise of warrants and options, the availability of $5 million previously restricted for the redemption of outstanding shares of Convertible Series B Preferred Stock (see Note 5 to the consolidated financial statements) and $2.0 million in additional borrowings.

Receivables from joint ventures from December 31, 1999 to June 30, 2000 increased by $4.5 million and inventory decreased by $4.1 million principally reflecting the sale of inventories by the Company to, and the timing of payments from, the Dermagraft Joint Venture (see Note 2 to the consolidated financial statements). The current portion of long-term debt at June 30, 2000 has increased by $2 million from December 31, 1999 reflecting additional borrowings from Smith & Nephew (see Note 4 to the consolidated financial statements). Payables to joint ventures decreased by $3.1 million over the same period based on the timing of payments made to the Dermagraft Joint Venture.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, from its investments in certain securities. Although the Company's short-term investments are available for sale, the Company generally holds such investments until maturity. The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at June 30, 2000.

                           PART II - OTHER INFORMATIO

                           --------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 23, 2000. During the Annual Meeting, the stockholders elected the following nominees to the Company's Board of Directors to serve for the term of one year or until their successors have been elected and qualified. The votes of the stockholders for each of the director nominees was as follows:

             Nominee                       In Favor                   Withheld
       -------------------------          ----------                  ---------
       Arthur J. Benvenuto                53,521,778                   995,045
       Dr. Gail K. Naughton               53,606,038                   910,785
       Jerome E. Groopman, M.D.           54,113,035                   403,788
       Jack L. Heckel                     54,087,245                   429,578
       Ronald L. Nelson                   54,113,320                   403,503
       Dayton Ogden                       54,113,320                   403,503
       David S. Tappan, Jr.               54,085,665                   431,158
       Dr. Gail R. Wilensky               54,100,305                   416,518

     In addition, the stockholders approved and adopted the amended and restated Bylaws of the Company with 52,845,936 shares in favor of the proposal, 1,061,722 shares opposed, 139,778 shares abstaining and 469,387 broker non-votes. The stockholders also approved the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2000 with 54,261,370 shares in favor of the proposal, 178,603 shares opposed and 76,850 shares abstaining. Broker non-voting did not occur with regard to the election of directors or the appointment of Ernst & Young.

ITEM 5 - FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business and the businesses of our subsidiaries. You should also consider the other information described in this report.

RISKS RELATED TO OUR BUSINESS
-----------------------------

     IF OUR PRODUCTS FAIL IN CLINICAL STUDIES, WE WILL BE UNABLE TO OBTAIN FDA APPROVAL AND WILL NOT BE ABLE TO SELL THOSE PRODUCTS. In order to sell our products that are under development, and our existing products for additional applications, we must receive regulatory approval for our products. To obtain those approvals, we must conduct clinical studies demonstrating that our products are safe and effective. No assurances can be given that we will obtain FDA approval, if any, on a timely basis. If we cannot obtain FDA approval for a product or any additional application of a product, that product cannot be sold and revenues will suffer.

     Early in 1998, an FDA Advisory Panel recommended the FDA approve Dermagraft for marketing in the United States for the treatment of diabetic foot ulcers. The Advisory Panel's recommendation included certain conditions we would have needed to satisfy after the commercial introduction of Dermagraft. However, in June 1998, the FDA requested we complete an additional controlled clinical trial to support our application for approval to market Dermagraft for the treatment of diabetic foot ulcers. The clinical trial began in late 1998 and the results of a planned interim analysis of data from this trial were announced in December 1999. These data showed that, although statistical significance was not achieved at the interim analysis, Dermagraft was healing more ulcers than the control treatment in those diabetic foot ulcers having a duration of greater than six weeks. In February 2000, the FDA approved an application for an amendment to the Investigational Device Exemption (IDE) for the ongoing clinical trial of Dermagraft in the treatment of diabetic foot ulcers. Based on the data presented to the FDA in December, the IDE has been amended to revise the enrollment criteria and the statistical plan for data analysis. Enrollment in this additional clinical trial has been completed and we expect to submit our PMA application for approval of Dermagraft for the treatment of diabetic foot ulcers to the FDA by the end of the summer. Commercial introduction within the United States is subject to FDA approval. We cannot predict with any certainty that the FDA will accept our PMA application filing or that the FDA will ever approve any such application.

     Although Dermagraft appears promising based on clinical studies to date, it may not be successful in this additional clinical trial or other future clinical trials. Our ongoing clinical study of Dermagraft, and clinical studies of our other products, may be delayed or halted for various reasons, including:

     o the product is not effective, or physicians think that it is not effective;
     o  patients experience severe side effects during treatment;
     o  patients do not enroll in the study at the rate we expect; or
     o  product supplies are not sufficient to treat the patients in the study.

     In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that we have demonstrated that Dermagraft, or any of our other products, are safe and effective after we complete clinical trials.

     WE WILL NEED ADDITIONAL FUNDS TO SUPPORT OPERATIONS. IF WE ARE UNABLE TO OBTAIN THEM, WE WOULD BE UNABLE TO COMPLETE OUR PRODUCT DEVELOPMENT PROGRAMS AND WOULD HAVE TO REDUCE OR CEASE OUR OPERATIONS, OR ATTEMPT TO SELL SOME OR ALL OF OUR OPERATIONS OR TO MERGE WITH ANOTHER ENTITY. The further development of our technology and products as well as any further development of manufacturing capabilities or the establishment of additional sales, marketing and distribution capabilities will require the commitment of substantial funds. Our existing working capital will not be sufficient to meet our needs. We believe we will need to raise additional funds to continue operations in 2001. Potential sources of additional funds include payments from our alliances with Smith & Nephew and Inamed Corporation. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture or, to a lesser extent, the NeoCyte Joint Venture, we would experience a substantial increase in the need for and use of our working capital to support the commercialization and manufacture of our Dermagraft and TransCyte products or the development of our orthopedic cartilage products. We may pursue additional public or private offerings of debt or equity securities or other means to obtain funds. We could also acquire additional funding through collaborative arrangements or the extension of existing arrangements, which could require the issuance of additional equity interests in us.

     We may not satisfy the milestones for additional funds under the joint ventures with Smith & Nephew or the Inamed alliance. We also may not be able to obtain adequate funds under other existing or future arrangements when such funds are needed or, if available, on terms acceptable to us.

     Insufficient funds may require us to delay, scale back or eliminate certain of our research and product development programs, or that we license third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves or that we attempt to merge with another entity or otherwise reduce or cease operations.

     WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE. To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses. To June 30, 2000, we had incurred cumulative net operating losses of $255.5 million. Our ability to achieve profitability depends in part upon our ability to successfully manufacture and market Dermagraft and TransCyte for skin ulcers and burns. We may never achieve a profitable level of operations or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

     OUR PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET AND MAY NOT BE SUCCESSFULLY COMMERCIALIZED BECAUSE PHYSICIANS AND PATIENTS MAY NOT PURCHASE OR USE THEM. Our products are based on new and innovative technologies and the medical community or the general population may not broadly purchase or use our products as alternatives to existing methods of treatment. Sales of our products may be adversely affected by:

     o  their respective cost;
     o  concerns related to efficacy;
     o  the effectiveness of alternative methods of treatment; and
     o  the insufficiency of third-party reimbursement.

     Any future negative events or other unfavorable publicity involving the use of our products could also adversely affect the acceptance of our products. Both we and Smith & Nephew have limited direct experience marketing or obtaining third-party reimbursement for these types of products.

     Additionally, TransCyte, which has been marketed and sold in the United States since 1997, may not achieve widespread commercial acceptance in the United States. Similarly, Dermagraft has only been sold internationally and may never achieve commercial acceptance in the United States even if it receives FDA approval.

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

     Our dependence upon having exclusive rights to the technology covered under our owned or licensed patents and patent applications is subject to the following risks:

     o  applications may not result in issued patents;
     o current or future issued or licensed patents, trade secrets or know-how may not afford protection against competitors with similar technologies or processes;
     o  any patents issued may be infringed upon or designed around by others;
        or
     o others may independently develop technologies or processes that are the same as or substantially equivalent to ours.

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

     Since our products are based on innovative technologies, there are many reasons why our products may not advance beyond their early stage of development. These reasons include the possibilities that:

     o any or all of these products will be found to be unsafe or ineffective or otherwise fail to receive necessary regulatory approvals;
     o  our products are uneconomical to market;
     o third parties may hold legal rights that preclude us from marketing such products; or
     o our products fail to achieve market acceptance in light of competing technologies and products.

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

     After regulatory approval is obtained, our product, its manufacture and related manufacturing facilities will be subject to continual review and periodic inspections. Any subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. For example, after inspecting our manufacturing facility early in 1998 in conjunction with our application for the approval of Dermagraft for the treatment of diabetic foot ulcers, the FDA notified us of numerous objectionable conditions under a Form FDA 483 list of observations. These observations concerned our manufacturing processes and systems for Dermagraft and TransCyte. In March 1998, the FDA issued a warning letter requiring us to investigate and correct the conditions identified by the FDA. In September 1998, we successfully completed a reinspection by the FDA of our manufacturing facility and quality systems. However, we must continue to pass future facility inspections by the FDA and foreign regulatory authorities.

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

RISKS RELATED TO FINANCING
--------------------------

     OUR STOCK PRICE COULD CONTINUE TO BE VOLATILE AND ANY INVESTMENT COULD SUFFER A DECLINE IN VALUE, ADVERSELY AFFECTING OUR ABILITY TO RAISE ADDITIONAL CAPITAL WHICH COULD IN TURN DELAY COMMERCIALIZATION OF OUR PRODUCTS. The market price of our Common Stock has fluctuated significantly in recent years and is likely to fluctuate in the future. For example, from April 1998 to July 2000, our Common Stock has closed as high as $12.13 per share and as low as $1.97 per share. Factors contributing to this volatility have included:

     o  the results of research or scientific discoveries by us or others;
     o  progress or the results of preclinical and clinical trials;
     o  new technological innovations;
     o  the approval and commercialization of products;
     o  developments concerning technology rights;
     o  litigation and related developments; and
     o  public perception regarding the safety and efficacy of our products.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits


   Exhibit

     No.                        Title                                     Method of Filing
   -------                      -----                                     ----------------
     3.1        Amended and Restated Certificate of             Filed Herewith
                Incorporation of Advanced Tissue Sciences,
                Inc. as in effect on February 16, 1999

     3.2        Amended and Restated By-Laws of the             Filed Herewith
                Registrant Dated May 23, 2000

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
                L.L.C. and Advanced Tissue Sciences, Inc.

   27           Financial Data Schedule                         Filed With Electronic Copy Only

     (b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ADVANCED TISSUE SCIENCES, INC.


Date:  August 9, 2000                             /s/ Arthur J. Benvenuto
     --------------------                       ------------------------------
                                                Arthur J. Benvenuto
                                                Chairman of the Board, Chief
                                                 Executive Officer and Chief
                                                 Accounting Officer