Form 10-Q
period 2000-09-30
ADVANCED TISSUE SCIENCES INC
filed 2000-11-08
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                    _________

              [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                   ___________

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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at November 6, 2000 was 64,156,341.

                         ADVANCED TISSUE SCIENCES, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

Part I - Financial Information
------------------------------

                                                                                                 Page
                                                                                                 ----
   Item 1 - Financial Statements

              Introduction to the Financial Statements..................................            1

              Consolidated Balance Sheets -
                September 30, 2000 and December 31, 1999................................            2

              Consolidated Statements of Operations -
                Three and Nine Months Ended September 30, 2000 and 1999.................            3

              Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 2000 and 1999...........................            4

              Consolidated Statement of Stockholders' Equity -
                Nine Months Ended September 30, 2000....................................            5

              Notes to the Consolidated Financial Statements............................          6-11

   Item 2 - Management's Discussion and Analysis of Financial

              Condition and Results of Operations.......................................          12-17

   Item 3 - Quantitative and Qualitative Disclosures About Market Risk..................           17


Part II - Other Information

   Item 2 - Changes in Securities.......................................................           18

   Item 5 - Other Information...........................................................          18-24

   Item 6 - Exhibits and Reports on Form 8-K............................................           25


Signatures..............................................................................           26


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS

                    INTRODUCTION TO THE FINANCIAL STATEMENTS

The financial statements have been prepared by Advanced Tissue Sciences, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read together with the financial statements and the notes included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000.

The financial information presented in this Quarterly Report on Form 10-Q reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the full year.

                         ADVANCED TISSUE SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  September 30,     December 31,
                                                       2000             1999
                                                  -------------     ------------
      ASSETS                                       (Unaudited)
Current assets:
   Cash and cash equivalents                        $  34,298        $  16,091
   Short-term investments                               3,959            9,988
   Receivable from joint ventures                       1,539            2,185
   Inventory                                            5,693            4,295
   Other current assets                                 1,159            1,664
                                                    ---------        ---------
       Total current assets                            46,648           34,223
Property - net                                         14,515           16,627
Patent costs - net                                      2,278            2,075
Restricted cash                                            --            5,000
Other assets                                            3,200            1,461
                                                    ---------        ---------
       Total assets                                 $  66,641        $  59,386
                                                    =========        =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $     436        $     755
   Payable to joint ventures                              447            3,550
   Accrued expenses                                     4,933            5,560
   Deferred revenue                                       899            3,595
   Current portion of long-term debt and capital
    lease obligations                                   2,592           10,112
                                                    ---------        ---------
       Total current liabilities                        9,307           23,572
Long-term debt and capital lease obligations            7,043            8,987
Long-term debt - related parties                        5,412               --
Minority interest in consolidated subsidiaries          1,889              104
Other long-term liabilities                               196              260
                                                    ---------        ---------
       Total liabilities                               23,847           32,923
                                                    ---------        ---------

Redeemable Convertible Series B Preferred Stock,
   $.01 par value; 1,000 shares authorized; issued
   and outstanding, no shares at September 30,
   2000 and 100.8 shares at December 31, 1999
   (aggregate redemption and liquidation value of
   $5,140 at December 31, 1999)                            --            5,040
                                                    ---------        ---------

Stockholders' Equity:
   Accrued cumulative preferred stock dividends            --               64
   Common Stock, $.01 par value; 125,000,000 shares
     authorized; issued and outstanding, 64,154,039
     shares at September 30, 2000 and 56,600,544
     shares at December 31, 1999                          642              566
   Additional paid-in capital                         303,592          262,588
   Note received in connection with sale of Common
     Stock and deferred compensation applicable to
     Common Stock                                        (437)          (2,033)
   Accumulated deficit                               (261,002)        (239,762)
   Accumulated other comprehensive income                  (1)              --
                                                    ---------        ---------
       Total stockholders' equity                      42,794           21,423
                                                    ---------        ---------
       Total liabilities and stockholders' equity   $  66,641        $  59,386
                                                    =========        =========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                    --------------------------       --------------------------
                                                       2000            1999             2000             1999
                                                    -----------      ---------       -----------      ---------
                                                                            (Unaudited)
Revenues:
  Product sales -
    Related parties                                  $   2,879       $   3,496        $   9,497       $ 10,184
    Others                                                  --              --               --             --
  Contracts and fees -
    Related parties                                      1,704           7,662            6,592         22,623
    Others                                               1,197             753            3,364          1,096
                                                     ---------       ---------        ---------       --------
    Total revenues                                       5,780          11,911           19,453         33,903
                                                     ---------       ---------        ---------       --------

Costs and expenses:
  Research and development                               2,659           4,165           10,259         12,292
  Cost of goods sold                                     2,879           3,496            9,497         10,184
  Selling, general and administrative                    2,512           2,457            7,996          8,628
  Compensation related to variable
    stock option                                         (137)              --            2,558             --
                                                     --------        ---------        ---------       --------
     Total costs and expenses                           7,913           10,118           30,310         31,104
                                                     --------        ---------        ---------       --------
Income (loss) from operations before equity
  in losses of joint ventures                          (2,133)           1,793          (10,857)         2,799

Equity in losses of joint ventures                     (3,137)          (4,894)         (10,392)       (15,349)
                                                     --------        ---------        ---------       --------
Loss from operations                                   (5,270)          (3,101)         (21,249)       (12,550)

Other income (expense):
  Interest income and other                                65              505            1,241            809
  Interest expense                                       (308)            (342)          (1,232)        (1,429)
                                                     --------        ---------        ---------       --------
Net loss                                               (5,513)          (2,938)         (21,240)       (13,170)

Dividends on preferred stock                               --              (63)             (48)          (494)
                                                     --------        ---------        ---------       --------
Net loss applicable to common stock                  $ (5,513)       $  (3,001)       $ (21,288)      $(13,664)
                                                     ========        =========        =========       ========
Basic and diluted loss per common share              $   (.09)       $    (.06)       $    (.36)      $   (.29)
                                                     ========        =========        =========       ========
Weighted average number of common
  shares used in computation of basic
  and diluted loss per share                           60,066           52,451           59,367         46,352
                                                     ========        =========        =========       ========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                  Nine Months Ended September 30,
                                                                                -----------------------------------
                                                                                      2000                1999
                                                                                ----------------     --------------
                                                                                            (Unaudited)
Operating activities:
   Net loss                                                                       $    (21,240)        $    (13,170)
   Adjustments to reconcile net loss to cash used in
     operating activities:
      Depreciation and amortization                                                      2,943                3,582
      Compensation for services paid in stock, options or warrants                       2,911                  183
      Equity in losses of joint ventures                                                10,392               15,349
      Other adjustments to net loss                                                        (25)                 497
      Deferred revenue                                                                  (2,696)               5,334
      Change in assets and liabilities:
        Receivables from joint ventures                                                    646                 (413)
        Inventory                                                                       (1,398)              (1,138)
        Other current assets                                                               511                1,154
        Accounts payable                                                                  (319)                 578
        Payable to joint ventures                                                       (3,103)                 790
        Accrued expenses                                                                  (615)                (215)
                                                                                  ------------         ------------
         Net cash provided by (used in) operating activities                           (11,993)              12,531
                                                                                  ------------         ------------
Investing activities:
   Purchases of short-term investments                                                  (4,959)              (9,009)
   Maturities and sales of short-term investments                                       10,989               11,007
   Acquisition of property                                                                (769)                (714)
   Investment in joint ventures                                                        (15,262)             (19,218)
   Distribution from joint ventures                                                      2,767                3,406
   Patent application costs                                                               (302)                (289)
   Other long-term assets                                                                  384                  (69)
                                                                                  ------------         ------------
         Net cash used in investing activities                                          (7,152)             (14,886)
                                                                                  ------------         ------------
Financing activities:
   Proceeds from borrowings                                                              7,612                1,340
   Payments of borrowings                                                               (5,988)              (2,043)
   Restricted cash                                                                       5,000                   --
   Net proceeds from sale of Common Stock                                               20,000                4,498
   Repurchase of Common Stock                                                               --                 (457)
   Payment of Note Receivable and Interest - Common Stock                                1,265                   --
   Options and warrants exercised                                                        7,772                    5
   Long-term obligations and other                                                       1,691                   65
                                                                                  ------------         ------------
         Net cash provided by financing activities                                      37,352                3,408
                                                                                  ------------         ------------
Net increase in cash and cash equivalents                                               18,207                1,053
Cash and cash equivalents at beginning of period                                        16,091               16,551
                                                                                  ------------         ------------
Cash and cash equivalents at end of period                                        $     34,298               17,604
                                                                                  ============         ============


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)


                                                                                                      Accrued
                                                                                                     Dividends/
                                                        Common Stock               Additional     Note Receivable/
                                                ----------------------------         Paid-In          Deferred
                                                   Shares           Amount           Capital        Compensation
                                                ------------     -----------       ----------     -----------------
  Balance, December 31, 1999                     56,600,544      $       566       $    262,588      $    (1,969)

  Sale of Common Stock                            3,494,365               35            19,965

  Common Stock Issued For Repayment
    of Debt                                         770,453                8             5,668

  Warrants Exercised                              1,750,000               17             6,983

  Conversion of Preferred Stock                   1,354,539               14             5,026

  Compensation Related to Variable
    Stock Option                                                                         2,558

  Payment of Note Receivable on
    Common Stock                                                                                          1,265

  Options Exercised                                 146,212                2               771

  Amortization of Compensation
    on Restricted Stock Award                                                                               335

  Preferred Stock Dividends                          37,926               --                63              (63)

  Net Loss

  Comprehensive Income (Loss) -
    Unrealized Loss on Securities

  Other                                                                                    (30)              (5)
                                                 ----------      -----------       -----------       ----------
  Balance, September 30, 2000                    64,154,039      $       642       $   303,592       $     (437)
                                                 ==========      ===========       ===========       ==========



                                                                       Accumulated
                                                                          Other           Total
                                                     Accumulated      Comprehensive    Stockholders'
                                                       Deficit        Income (Loss)       Equity
                                                    -------------     -------------    -------------
  Balance, December 31, 1999                        $   (239,762)                       $    21,423

  Sale of Common Stock                                                                       20,000

  Common Stock Issued For Repayment
    of Debt                                                                                   5,676

  Warrants Exercised                                                                          7,000

  Conversion of Preferred Stock                                                               5,040

  Compensation Related to Variable
    Stock Option                                                                               2,558

  Payment of Note Receivable on
    Common Stock                                                                               1,265

  Options Exercised                                                                              773

  Amortization of Compensation
    on Restricted Stock Award                                                                    335

  Preferred Stock Dividends                                                                       --

  Net Loss                                               (21,240)                            (21,240)

  Comprehensive Income (Loss) -
    Unrealized Loss on Securities                                      $    (1)                   (1)

  Other                                                                                          (35)
                                                    ------------       -------          ------------
  Balance, September 30, 2000                       $   (261,002)      $    (1)         $     42,794
                                                    ============       =======          ============


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Organization - Advanced Tissue Sciences, Inc. (the "Company") is a tissue engineering company utilizing its proprietary technology to develop and manufacture human-based tissue products for tissue repair and transplantation. The Company is focusing on the worldwide commercialization of skin, cartilage and cardiovascular products. The Company's leading therapeutic products are a tissue-engineered skin product for the temporary covering of severe and partial-thickness burns, which is on the market in the United States, and a tissue engineered skin product for the treatment of diabetic foot ulcers, which is under review by the United States Food and Drug Administration (the "FDA") following clinical trials in the United States. In addition, both products are on the market in Canada, the United Kingdom and several other European countries. Both products are being commercialized through a joint venture with Smith & Nephew plc ("Smith & Nephew").

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and DermEquip, L.L.C. ("DermEquip"), a limited liability company owned jointly with Smith & Nephew. DermEquip is a special purpose entity established to finance an expansion of the Company's manufacturing facility. All intercompany accounts and transactions have been eliminated. The Company's other interests in joint ventures with Smith & Nephew are accounted for under the equity method (see Note 2 to the consolidated financial statements).

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

Reclassification - Certain reclassifications have been made to prior year amounts to conform to the presentation for the three and nine months ended September 30, 2000.

NOTE 2 - STRATEGIC ALLIANCES

Smith & Nephew Joint Ventures
-----------------------------

In 1996, the Company entered into an agreement with Smith & Nephew to form a joint venture for the worldwide commercialization of Dermagraft(R), the Company's tissue engineered dermal skin replacement, for the treatment of diabetic foot ulcers (the "Dermagraft Joint Venture"). In 1998, the Company and Smith & Nephew expanded the Dermagraft Joint Venture to include products to treat venous ulcers, pressure ulcers, burns and other skin tissue wounds. Smith & Nephew is a global medical device company with established sales in 90 countries. Smith & Nephew markets technically innovative products, principally in the areas of wound management, orthopedics and endoscopy.

As consideration for entering into the Dermagraft Joint Venture, Advanced Tissue Sciences received a $10 million up-front fee in 1996. In addition, as a part of the agreement to expand the joint venture, Smith & Nephew purchased $20 million, or 1,533,115 newly issued shares, of the Company's Common Stock at approximately $13.05 per share in 1998. The Company also received an additional $15 million as consideration for the expansion of the joint venture in January 1999, and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, further payments of up to $136 million. The $15 million payment was recognized into contract revenues in 1999 as related financial commitments were met.

In February 2000, the Company and Smith & Nephew agreed in principle to restructure certain payments associated with their Dermagraft Joint Venture as a result of delays in the commercial introduction of Dermagraft in the United States. The requirement for an additional clinical trial by the FDA substantially increased the partners' investments necessitating the restructuring. The objective of the restructuring is to defer the potential payment of certain milestones by Smith & Nephew while providing the Company a royalty stream and an opportunity to increase its long-term return from the venture. Specifically, except for $10 million in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, the Company agreed to make all other approval, reimbursement and sales milestones subject to, and payable from joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture will pay the Company royalties on joint venture product sales. In addition, as a part of the agreement, as amended in September 2000, the Company sold the Dermagraft manufacturing plant assets that it owned to DermEquip (see Note 1 to the consolidated financial statements with regard to the DermEquip entity) and retained its raw material inventory.

Under the joint venture, the Company and Smith & Nephew are sharing equally in the expenses and revenues of the Dermagraft Joint Venture, except the Company will fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous and pressure ulcers. In addition, the Company funded specified manufacturing and distribution costs and specified costs related to post-market studies of TransCyte through 1999. However, such manufacturing and distribution costs are to be returned to the Company out of future gross margin or net profits, if any, from sales of TransCyte for burns in the United States. See Note 9 to the consolidated financial statements with respect to related party transactions with the Dermagraft Joint Venture.

Pursuant to the agreement, as amended in September 2000, the Company and Smith & Nephew also agreed that certain of the proceeds from the sale of the Company's manufacturing plant assets discussed above would be used to pay down a portion of the outstanding balance of the loan from Smith & Nephew related to the NeoCyte Joint Venture (the "NeoCyte Loan", as defined below). This transaction was completed in September 2000, at which time the outstanding balance of principal and interest due on the loan was $10 million. The cash portion paid down by the Company amounted to $4.3 million, the balance of $5.7 million being paid by means of issuing 770,453 shares of the Company's Common Stock to Smith & Nephew based on the average market price over a specified period.

In a subsequent transaction in September 2000, the Dermagraft Joint Venture made a new loan to the Company (the "Dermagraft Joint Venture Loan") of $5.4 million payable on December 31, 2001 with raw material inventory being pledged as collateral security (see Note 4 to the consolidated financial statements).

In 1994, Smith & Nephew and the Company entered into a separate joint venture for the development of tissue-engineered cartilage for orthopedic applications (the "NeoCyte Joint Venture"). Under the NeoCyte Joint Venture, Smith & Nephew contributed the first $10 million in funding and the Company contributed certain technology licenses. The NeoCyte Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, the Company and Smith & Nephew are sharing equally in NeoCyte Joint Venture revenues and expenditures. See Note 9 to the consolidated financial statements with respect to related party transactions with the NeoCyte Joint Venture.

The results of operations of the joint ventures for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                   Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                 ----------------------    ---------------------
                                    2000        1999         2000         1999
                                 ---------    --------     --------    ---------
Dermagraft Joint Venture
------------------------
Net sales                        $  1,384     $    875    $  3,112     $  1,903
Cost of goods sold                  3,565        2,740       9,920       10,309
Other costs and expenses            2,937        5,119       9,713       14,543
Net loss                            5,117        6,984      16,521       22,949

NeoCyte Joint Venture
---------------------
Costs and expenses              $     886     $  1,423    $  3,567     $  3,898
Net loss                              886        1,423       3,567        3,898

Inamed Agreements
-----------------

In May 1999, the Company and Inamed entered into a strategic alliance for the development and marketing of several of the Company's human-based, tissue-engineered products for certain aesthetic and reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell tissue-engineered products for use in cosmetic surgery as a temporary covering after laser resurfacing or chemical peels, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction. In addition, in September 1999, Inamed also received license rights to use extracellular matrix, including human collagen, from the Company's three-dimensional culture system for soft tissue augmentation (wrinkles and cosmetic correction) and as a bulking agent for the treatment of urinary incontinence. Inamed is a global surgical and medical device company engaged in the development, manufacturing and marketing of medical products for aesthetic medicine, plastic and reconstructive surgery and the treatment of obesity.

In total, under the agreement between the parties, in exchange for worldwide licensing rights, Inamed has made a series of payments to the Company totaling $10 million, including $5 million to purchase Advanced Tissue Sciences' Common Stock. Inamed also received five-year warrants to purchase up to 500,000 shares of Common Stock. In addition to royalties on product sales, the Company may potentially receive up to a total of $10 million in milestones based on product approvals in the United States.

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

NOTE 3 - INVENTORIES

Inventories consist of the following components as of September 30, 2000 and December 31, 1999 (in thousands):

                                       September 30,       December 31,
                                           2000                1999
                                      ----------------    ---------------

       Raw materials and supplies       $     4,968         $     3,618
       Work-in-process                          725                 677
                                        -----------         -----------

                                        $     5,693         $     4,295
                                        ===========         ===========

NOTE 4 - LONG-TERM DEBT

During the nine-months ended September 30, 2000, the Company borrowed $2.2 million from Smith & Nephew pursuant to a commitment under the agreement forming the NeoCyte Joint Venture, however in September 2000 this loan was repaid in full (see Note 2 to the consolidated financial statements). Subsequently, the company received a loan of $5.4 million which is payable on December 31, 2001 (the Dermagraft Joint Venture Loan, see Note 2 to the consolidated financial statements).

Debt and capital lease obligations as of September 30, 2000 and December 31, 1999 were as follows (in thousands):

                                               September 30,       December 31,
                                                   2000                1999
                                             ----------------    ---------------

        Chase Loan                             $     9,600         $    11,520
        NeoCyte Loan                                    --               7,525
        Dermagraft Joint Venture Loan                5,412                  --
        Obligations under capital leases
         and other                                      35                  54
        Less current portion                        (2,592)            (10,112)
                                               -----------         -----------

                                               $    12,455         $     8,987
                                               ===========         ===========

At December 31, 1999 the NeoCyte Loan was included in the current portion, being payable within twelve months after that date. The Dermagraft Joint Venture Loan at September 30, 2000 is classified as long-term and therefore not included in the current portion.

NOTE 5 - CAPITAL STOCK

In September 2000, the Company completed a private placement of 3,494,365 shares of Common Stock at $5.7235 per share, resulting in proceeds to the Company of $20 million. In this regard the Company filed a form 8-K with the Securities and Exchange Commission on September 20, 2000 regarding the Company's public announcement of the completion of the private placement. In addition, a Form S-3 Registration Statement, registering the 3,494,365 shares of Common Stock for resale, was filed on September 25, 2000 and declared effective on October 3, 2000. These proceeds will be used to fund existing operations and to provide additional resources to move the Company's products and programs forward.

Also in September 2000, the Company issued 770,453 shares of Common Stock to Smith & Nephew to pay off the remaining balance of the NeoCyte Loan (see Note 2 to the consolidated financial statements).

In March 2000, 100.8 shares, representing all of the Company's Convertible Series B Preferred Stock (the "Series B Preferred Stock") as of December 31, 1999, were converted into 1,354,539 shares of the Common Stock at $3.72 per share. All of the Company's Convertible Series B Preferred Stock has been converted and no preferred stock remains outstanding as of September 30, 2000. Further, in conjunction with a public offering in November 1999, the Company had agreed that $5 million of the proceeds would be reserved for the redemption of any of its Series B Preferred Stock submitted for conversion at or below $3.58 per share. As a result of the March conversion, the previously restricted $5 million became available to support the Company's operations.

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

NOTE 6 - BASIC AND DILUTED LOSS PER SHARE

Basic earnings per common share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per common share include the weighted average number of shares outstanding and give effect to potentially dilutive common shares such as options and warrants outstanding. Both the basic and diluted loss per common share for the three and nine months ended September 30, 2000 and 1999 are based on the weighted average number of shares of Common Stock outstanding during the periods. Potentially dilutive securities include options and warrants outstanding and debt and preferred stock convertible into Common Stock; however, such securities have not been included in the calculation of the diluted loss per share as their effect is anti-dilutive. Since such securities are anti-dilutive, there is no difference between basic and diluted loss per common share for the periods presented. The net loss applicable to common shares used in the calculation of basic and diluted loss per common share for the three months ended September 30, 1999 includes dividends of $63,000, and for the nine months ended September 30, 2000 and 1999 includes dividends of $48,000 and $494,000, respectively, accrued or paid on the Company's Convertible Series B Preferred Stock during such periods.

NOTE 7 - STOCK INCENTIVE PLANS

The following table summarizes activity under the Company's 1997 Stock Incentive Plan (the "1997 Plan") and for other options and warrants for Common Stock for the nine months ended September 30, 2000:


                                                       1997 Plan               Other Options and Warrants
                                            -----------------------------    -----------------------------
                                                              Weighted                         Weighted
                                                Number      Average Price        Number      Average Price
                                               of Shares      Per Share         of Shares      Per Share
                                            --------------  -------------    -------------   -------------
   Outstanding, December 31, 1999              4,044,640        $8.64           3,759,640        $6.55
     Granted                                   1,096,920        $7.30                  --           --
     Exercised                                  (101,212)       $3.86          (1,795,000)       $4.11
     Canceled                                   (474,912)       $8.01             (29,640)       $7.09
                                               ---------                       ----------

   Outstanding, September 30, 2000             4,565,436        $8.49           1,935,000        $8.80
                                               =========                       ==========


In September 2000, the Company's Chairman and Chief Executive Officer repaid in full the principal and interest on a note related to stock options exercised in 1995. These amounts were accounted for as variable stock options which could result in significant increases and decreases in compensation expense subject to the variability of the Company's stock price. During the three and nine months ended September 30, 2000, the Company recorded a gain of $137,000 and a charge of $2,558,000, respectively, to expense for such variable stock options. Concurrent with the repayment of the note in September 2000, which amounted to $1,265,000, the Company guaranteed a personal loan obtained by the Chairman and Chief Executive Officer from a third party, for a like amount. Any payment made by the Company could be accounted for as a variable stock option.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2000, non-cash financing activities have included (i) the repayment of $5.7 million of principal and interest on the NeoCyte Loan by issuing 770,453 shares of the Company's Common Stock based on a specified average market price (see Note 2 to the consolidated financial statements) and (ii) the conversion of $5 million of the Company's Series B Preferred Stock into 1,354,539 shares of Common Stock (See Note 5 to the consolidated financial statements). Additionally, in 1999, non-cash financing transactions included (i) the repayment of a $10 million loan and accrued interest payable through the issuance of 2,800,595 shares of the Company's Common Stock and (ii) the exercise of stock options for 775,000 shares of Common Stock wherein the purchase price and withholding taxes of approximately $1.8 million were paid by the delivery of 463,154 shares of Common Stock. In addition, compensation expense of $2,911,000 and $183,000 has been recognized related to compensatory and variable stock options and a restricted stock award in the nine-month periods ended September 30, 2000 and 1999, respectively.

Net cash from operating activities reflects cash payments for interest expense of approximately $441,000 and $341,000 for the three month periods and $1,227,000 and $1,140,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2000 and 1999, the Company performed services for its Dermagraft and NeoCyte Joint Ventures and has manufactured products for the Dermagraft Joint Venture to sell to customers or for use in clinical trials as described below (see Note 2 to the consolidated financial statements). The Company has a 50% interest in each of the Dermagraft and NeoCyte Joint Ventures.

Dermagraft Joint Venture
------------------------

During the three-month periods ended September 30, 2000 and 1999, the Company recognized $1,086,000 and $6,859,000 and in the nine-month periods recognized $4,160,000 and $20,523,000, respectively, in royalties and contract revenues for research and development, marketing and other activities performed for the Dermagraft Joint Venture. These amounts include $4,257,000 and $13,624,000 in the three and nine-month periods ended September 30, 1999, respectively, related to the recognition of a $15 million milestone payment (see Note 2 to the consolidated financial statements). In addition, product sales to related parties include products sold to the Dermagraft Joint

Venture of $2,879,000 and $3,496,000 in the three-month periods and $9,497,000 and $10,184,000 in the nine-month periods ended September 30, 2000 and 1999, respectively.

As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing and commercializing the Company's Dermagraft and TransCyte products between the joint venture's partners, product sales to the Dermagraft Joint Venture are equal to the Company's cost of goods sold for such products including period costs. Period costs reflect overhead costs related to excess production capacity and include rent, depreciation and quality control, facilities, supplies and other such costs to support or related to the excess production capacity. Due to the excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. For the three months ended September 30, 2000 and 1999 such write-downs totaled $2,681,000 and $2,777,000 and for the nine months ended September 30, 2000 and 1999 were $7,814,000 and $8,777,000, respectively.

As a result of restructuring the Dermagraft Joint Venture Agreement with Smith & Nephew in February 2000, the Company also receives certain royalty payments from the joint venture on product sales made by the joint venture (see Note 2 to the consolidated financial statements). For the three and nine months ended September 30, 2000 these royalty payments were not material.

NeoCyte Joint Venture
---------------------

During the three and nine months ended September 30, 2000, the Company recognized $619,000 and $2,433,000, respectively, in contract revenues for research and development activities performed for the NeoCyte Joint Venture compared with $803,000 and $2,100,000 during the corresponding periods of 1999.

The Company's share of the above costs incurred by the Company and charged to the Dermagraft and NeoCyte Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations and totaled $2,690,000 and $3,543,000 in the three months ended September 30, 2000 and 1999 and $8,399,000 and $11,391,000 for the nine-months periods, respectively.

NOTE 10 - SUBSEQUENT EVENTS

There have been no material subsequent events.

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

In 1997, the Company received marketing approval in the United States from the U.S. Food and Drug Administration (the "FDA") for its first therapeutic product, TransCyte, as a temporary covering for severe, full-thickness, or third degree, burns and for partial-thickness, or second degree, burns. Through September 1998, TransCyte was marketed for burns by Advanced Tissue Sciences through a direct sales force in the United States. Since October 1998, TransCyte has been or will be marketed in the United States and throughout the rest of the world consistent with regulatory approvals for burn and other wound care applications under a joint venture with Smith & Nephew plc ("Smith & Nephew").

Dermagraft for the treatment of diabetic foot ulcers was approved for sale in Canada and was introduced in the United Kingdom and several other European countries in 1997 through the joint venture with Smith & Nephew. The Company also submitted a Pre-market Approval ("PMA") application to the FDA for approval to market Dermagraft for the treatment of diabetic foot ulcers in the United States. In January 1998, an FDA advisory panel recommended approval of Dermagraft with the condition that the Company perform a post-marketing study to confirm efficacy and provide physician training. However, the FDA decided the PMA application was not approvable without supportive data from an additional controlled clinical trial. The additional clinical trial began in late 1998 and the results of a planned interim analysis of data from this trial were announced in December 1999.

In February 2000, the FDA approved an application for an amendment to the Investigational Device Exemption ("IDE") for the ongoing clinical trial of Dermagraft in the treatment of diabetic foot ulcers. Based on the data from the interim analysis in the clinical trial, the IDE was amended to revise the enrollment criteria and the statistical plan for data analysis. The amended IDE allowed for the modification of the study inclusion criteria to limit future enrollment to patients with ulcers of greater than six weeks duration. In addition, the amended statistical plan allowed the Company to integrate the interim analysis data from the clinical trial with additional data generated subsequently from patients with ulcer duration of greater than six weeks.

By August of 2000, statistical significance was reached for the primary endpoint in the additional trial in Dermagraft for the treatment of diabetic foot ulcers and a PMA application was submitted to the FDA. The data demonstrated that in difficult-to-heal chronic ulcers, with duration greater than six weeks at the time of screening, Dermagraft healed significantly more ulcers than the control treatment. The PMA application is currently under review by the FDA.

In addition to the clinical trial, since October 1998 Dermagraft has been used in the treatment of diabetic foot ulcers in the United States after the FDA approved the Company's application for a Treatment Investigational Device Exemption ("Treatment IDE"), allowing the Company to make Dermagraft for the treatment of diabetic foot ulcers available to selected centers in the United States under an approved clinical protocol. The Treatment IDE is a regulatory provision for devices that (1) permits companies to make available promising new products to patients with serious diseases for which there is no satisfactory alternative, and (2) allows companies to recover the costs of manufacturing and distributing the product.

In 1996, the Company entered into an agreement with Smith & Nephew to form a joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. In 1998, Advanced Tissue Sciences and Smith & Nephew expanded the Dermagraft Joint Venture to include additional technology for the treatment of skin tissue wounds and applications such as venous ulcers, pressure ulcers, and TransCyte for full and partial-thickness burns. In connection with the expanded joint venture, the Company received a $15 million milestone payment in January 1999, which was recognized in contract revenues in 1999 as related financial commitments were met.

In February 2000, the Company and Smith & Nephew agreed in principle to restructure specified milestone payments associated with the Dermagraft Joint Venture as a result of delays in the commercial introduction of Dermagraft in the United States. The requirement for an additional clinical trial by the FDA substantially increased the partners' investments necessitating the restructuring. The objective of the restructuring is to defer the potential payment of certain milestones by Smith & Nephew while providing the Company a royalty stream and an opportunity to increase its long-term return from the venture. Specifically, except for $10 million in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, the Company agreed to make all other approval, reimbursement and sales milestones subject to, and payable from, joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture will pay the Company royalties on joint venture product sales. In addition, as a part of the agreement, as amended in September 2000, the Company sold the Dermagraft manufacturing assets that it owned to DermEquip and retained its raw material inventory. The proceeds of this sale were used in September 2000 to pay down a portion of the outstanding balance of the NeoCyte Loan, with the remaining outstanding principal and interest being paid in the Company's Common Stock based on a specified average market price. Subsequent to this transaction, the Dermagraft Joint Venture in September 2000 made a new loan to the Company payable on December 31, 2001 with raw material inventory being pledged as collateral security (see Notes 2 and 4 to the consolidated financial statements).

Under the joint venture, Advanced Tissue Sciences and Smith & Nephew are sharing equally in the expenses and revenues of the Dermagraft Joint Venture, except that the Company is funding the first $6 million of expenses for conducting clinical trials and regulatory support of Dermagraft and TransCyte in the treatment of venous ulcers and pressure ulcers. In addition, the Company funded specified manufacturing and distribution costs and specified costs related to post-market studies for TransCyte through 1999. See Note 2 to the consolidated financial statements.

In 1994, the Company and Smith & Nephew entered into a separate joint venture (the "NeoCyte Joint Venture") for the worldwide development, manufacture and marketing of human tissue-engineered cartilage for orthopedic applications. In this regard, an IDE was submitted to the FDA in 2000 requesting approval to begin pilot human clinical studies. The FDA raised agency jurisdictional issues as to whether or not this product should be regulated as a medical device or biologic, as well as questions about the preclinical studies. The Company continues to work closely with the FDA to address these issues. The joint venture partners are sharing equally in the NeoCyte Joint Venture's expenses. See Note 2 to the consolidated financial statements.

In May 1999, the Company and Inamed Corporation ("Inamed") entered into a strategic alliance for the development and marketing of several of the Company's human-based, tissue-engineered products for aesthetic and certain reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell certain of the Company's tissue-engineered products for use in cosmetic surgery, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction, and extracellular matrix, including human collagen, for soft tissue augmentation (wrinkles and cosmetic correction) and as a bulking agent for the treatment of urinary incontinence. As part of this alliance, the Company received certain payments in 1999 and will be entitled to royalties on the future sales of the Company's tissue-engineered products by Inamed. Under the related agreements, Advanced Tissue Sciences will be responsible for the development of the products and the related manufacturing processes while Inamed will be responsible for clinical and regulatory activities. Advanced Tissue Sciences, or an affiliate, has the right to manufacture the products developed for Inamed. See Note 2 to the consolidated financial statements.

In September 2000, the Company signed a license and supply agreement with Biozhem Cosmeceuticals Inc. ("Biozhem"). Under the agreement, the Company has granted a license to use and will sell to Biozhem a "Nutrient Solution" that is a patent-pending by-product of the Company's tissue engineering processes, to be used in Biozhem's branded skin care products. As well as a selling price for the Nutrient Solution, the Company will be entitled to specified milestone payments and future royalties on sales of Biozhem's products in the skin care marketplace. Additionally, the Company was granted warrants to purchase Biozhem Common Stock at specified prices in future time periods.In September 2000, the Company was awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology ("NIST") for development of a tissue-engineered Ischemic Repair Device to induce vascularization of and restore function to tissues and organs with reduced blood supplies (ischemia). The grant will commence in 2000 and be payable over three years. This grant follows a $2 million award in October 1997 from NIST to fund collaborative cardiovascular research with the University of California, San Diego that began in 1998 and continues through 2000.

Also in September 2000, the Company was awarded a grant in excess of $800,000 from the National Institutes of Health and the National Institute of Dental and Craniofacial Research to develop tissue-engineered cartilage for the treatment of temporomandibular disorders. Payments under the grant are payable over four years.

The Company has incurred, and expects to continue to incur, substantial expenditures in support of the commercialization, development and clinical trials of its TransCyte and Dermagraft products for burn and skin ulcer applications, for manufacturing systems and in advancing other applications of the Company's core technology. In particular, the Company will incur, either directly or through the Dermagraft Joint Venture, substantial costs in support of clinical trials and post-market studies of TransCyte in the treatment of skin ulcers and for full and partial-thickness burns. The Company also expects to incur additional costs for the development of products and manufacturing processes under its strategic alliance with Inamed, additional costs for the development and clinical trials of tissue-engineered cartilage products through the NeoCyte Joint Venture, costs for products the Company may develop for cardiovascular applications, and costs which may be associated with other products which the Company may undertake from time to time. Our agreements with our current strategic alliance partners are structured to share certain of these costs as well as to provide the Company with income from milestone payments, royalties and licensing fees.

Results of Operations
---------------------

Product sales totaled $2,879,000 and $9,497,000 for the three and nine months ended September 30, 2000, respectively, which compared to sales of $3,496,000 and $10,184,000 in the corresponding periods of 1999. Product sales are to related parties and reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost (see Notes 2 and 9 to the consolidated financial statements).

Revenues from contracts and fees were $2,901,000 and $9,956,000 for the three and nine months ended September 30, 2000, respectively, compared to $8,415,000 and $23,719,000 for the corresponding periods of 1999. The decrease in 2000 over the prior year periods primarily reflects the recognition of $4,257,000 and $13,624,000, respectively, in the three and nine-month periods ended September 30, 1999 in revenue related to a $15 million payment received in January 1999 associated with the expansion of the Dermagraft Joint Venture. This decrease in 2000 is partially offset by the recognition of $899,000 and $2,696,000 in the three and nine-month periods ended September 30, 2000 in licensing payments received from Inamed in 1999. Additionally, revenues for research and development were reduced in the third quarter of 2000 compared to 1999 due to the completion of the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers. Contract and fee revenues are principally for research and development activities performed for the Dermagraft and NeoCyte Joint Ventures. See Notes 2 and 9 to the consolidated financial statements.

Research and development expenditures decreased to $2,659,000 and $10,259,000 in the three and nine months ended September 30, 2000, respectively, as compared to $4,165,000 and $12,292,000 in the corresponding periods of 1999. The decrease for the three-month period includes a decrease in expenditure of $1,174,000 due to the completion of the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers and a decrease of $332,000 in other costs. In addition to the above decreases, the decrease in total research and development expenditure for the nine-month period also reflects a savings to the Company of $965,000 for facility costs as a result of the Company terminating two building leases in the first half of 1999 and consolidating its operations into its two remaining buildings.

Cost of goods sold of $2,879,000 and $9,497,000, respectively, for the three and nine months ended September 30, 2000 compares to $3,496,000 and $10,184,000 in the corresponding periods in 1999. Cost of goods sold represents the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, the Company is continuing to incur significant costs associated with excess production capacity within its manufacturing facility. The Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. For the three-month periods ended September 30, 2000 and 1999 such write-downs totaled $2,681,000 and $2,777,000, respectively, and were $7,841,000 and $8,777,000 for the nine-month periods ended September 30, 2000 and 1999, respectively. To the extent the Company does not sell such products to the Dermagraft Joint Venture, it will be required to write such inventories down to net realizable value.

Selling, general and administrative costs were $2,512,000 and $7,996,000 for the three and nine months ended September 30, 2000, respectively, as compared to $2,457,000 and $8,628,000 in the corresponding periods of the prior year. As discussed above, the Company consolidated its operations into two facilities during the second quarter of 1999 with a resulting reduction in facilities costs of $1,061,000 in the nine month period ended September 30, 2000, compared to the same period in 1999. In the nine-months ended September 30, 2000, a reduction in legal fees and the cost of other outside services of $305,000 was offset by an increase in compensation expense of $734,000, compared to the same period in 1999.

During the three and nine months ended September 30, 2000, the Company recorded a gain of $137,000 and expense of $2,558,000, respectively, related to compensation expense for a variable stock option. In September, 2000, the Company's Chairman and Chief Executive Officer repaid in full the principal and interest on a note related to stock options exercised in 1995. These amounts were accounted for as variable stock options, which could result in significant increases and decreases in compensation expense subject to the variability of the Company's stock price. There were no related charges or gains in the corresponding periods of 1999. Concurrent with the repayment of the note in September 2000, which amounted to $1,265,000, the Company guaranteed a personal loan obtained by the Chairman and Chief Executive Officer from a third party, for a like amount. Any payment made by the Company could be accounted for as a variable stock option.

Equity in losses of joint ventures were $3,137,000 and $10,392,000 for the three and nine months ended September 30, 2000, respectively, compared to $4,894,000 and $15,349,000 for the corresponding periods of 1999. These amounts represent the Company's share of losses of the Dermagraft and NeoCyte Joint Ventures. During 1999, the Company funded certain manufacturing and distribution costs associated with the transfer of sales and marketing of TransCyte in the United States to the Dermagraft Joint Venture, and included such costs as a loss in equity in Joint Ventures. No such costs were included in the equity in losses during the three and nine-month periods ended September 30, 2000 as compared to $1,031,000 and $3,164,000, respectively, during the same periods in 1999. In addition, the decrease in the 2000 loss reflects increased sales and reductions in the Dermagraft Joint Venture's cost structure.

Gross results for the Dermagraft and NeoCyte Joint Ventures were as follows. Net sales increased by 58% and 64% over the same periods in the prior year to $1,384,000 and $3,112,000 for the three and nine months ended September 30, 2000, respectively. Cost of goods sold for the three and nine months ended September 30, 2000 were $3,565,000 and $9,920,000, respectively and for the three and nine months ended September 30, 1999 were $2,740,000 and $10,309,000, respectively. Increased sales volume and manufacturing process enhancements contributed to higher cost of goods sold for the three-month period in 2000 compared to 1999, while for the nine-month period cost of goods sold were $389,000 lower in 2000 than in 1999, due primarily to the achievement of manufacturing efficiencies. Other costs and expenses for the Dermagraft and NeoCyte Joint Ventures, which include sales, marketing and general and administrative expenses, for the three and nine months ended September 30, 2000 were $3,823,000 and $13,280,000, respectively and for the three and nine months ended September 30, 1999 were $6,542,000 and $18,441,000, respectively. These decreases reflect reductions in the Dermagraft Joint Venture's cost structure and the reorganization of the NeoCyte Joint Venture.

The equity in losses of joint ventures includes costs incurred by the Company and charged to the Dermagraft and NeoCyte Joint Ventures totaling $2,690,000 and $3,543,000 for the three-month periods ended September 30, 2000 and 1999, respectively, and $8,399,000 and $11,391,000 for the nine month periods ended September 30, 2000 and 1999, respectively (see Note 9 to the consolidated financial statements).

Interest income and other for the Company accounted for a net income of $65,000 and $1,241,000 in the three and nine months ended September 30, 2000, respectively, as compared to income of $505,000 and $809,000 in the corresponding periods of 1999. Interest income for the three-month period was below the corresponding period of 1999, primarily as a result of one-time investment income received in 1999. For the nine-month period endingSeptember, 2000, an increase in other income reflects one-time costs of $541,000 in the second quarter of 1999 associated with the consolidation of the Company's operations into two facilities. Interest expense was $308,000 and $1,232,000 in the three and nine months ended September 30, 2000 as compared to $342,000 and $1,429,000 in the corresponding period of 1999. The decrease primarily reflects the repayment of a $10 million loan from Smith & Nephew in June 1999, partially offset by interest on $3.2 million in additional borrowings from Smith & Nephew related to the NeoCyte Joint Venture.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2000, the Company had available working capital of $37.3 million, an increase of $26.7 million from December 31, 1999. The $26.7 million increase over the nine-month period consists most notably of the receipt of $20 million from the sale of Common Stock in September 2000, an additional $7.8 million received from the exercise of warrants and options, the availability of $5.0 million previously restricted for the redemption of outstanding shares of Convertible Series B Preferred Stock (see Note 5 to the consolidated financial statements), $1.3 million from the repayment of a note and accrued interest by the Company's Chairman and Chief Executive Officer (see Note 7 to the consolidated financial statements), $5.4 million received as a long-term loan in September 2000 (the Dermagraft Joint Venture Loan, see Notes 2 and 4 to the consolidated financial statements), a $5.7 million reduction in the current portion of long-term debt through the issue to Smith & Nephew of the Company's Common Stock in repayment of the NeoCyte Loan (see Notes 2 and 4 to the consolidated financial statements) and $1.6 million of working capital generated by the Company from a cash contribution made by Smith & Nephew to DermEquip and used by DermEquip to purchase the Company's manufacturing plant assets (see Note 2 to the consolidated financial statements). These sources of working capital were partially offset by $5.0 million of expenditure to support operations, a net investment in the Company's joint ventures with Smith & Nephew of $12.5 million, and a $1.7 million net decrease in other borrowings which primarily relates to payments on a loan taken out by and payable by DermEquip that is used to fund manufacturing plant assets (the Chase Loan, see Note 4 to the consolidated financial statements). Capital expenditures and patent application costs were $0.8 million and $0.3 million, respectively, during the nine months ended September 30, 2000.

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

The Company's working capital and capital requirements are dependent upon a number of factors, including the achievement and timing of regulatory approvals and third-party reimbursement, the timing and expense of the Company's preclinical and clinical studies, sales and marketing efforts by the Company's strategic partners, new technological innovations, market acceptance of the Company's products and the establishment of new strategic alliances. The Company currently believes it has sufficient funds to support its operations through the fiscal year 2001.

The further development of the Company's technology and commercialization of its products, as well as any further development of manufacturing capabilities or the establishment of any additional sales, marketing and distribution capabilities, will require the commitment of substantial funds. Sources of funds may include payments from alliances with Smith & Nephew and Inamed. The Company may also pursue additional public or private offerings of debt or equity securities. Additional funding could potentially be obtained through new strategic alliances or other collaborative arrangements, or through the extension of existing strategic alliances. However, funds from the sources outlined above may not be available when needed or on terms favorable to the Company, under existing arrangements or otherwise, and the Company may not be successful in entering into any other strategic alliances or collaborative arrangements.

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

Financial Condition
-------------------

Cash, cash equivalents and short-term investments as of September 30, 2000 increased by approximately $12.2 million from December 31, 1999. Major inflows include $20.0 million in proceeds from a sale of Common Stock in September 2000 (see Note 5 to the consolidated financial statements), $7.8 million received from the exercise of warrants and options, the availability of $5.0 million previously restricted for the redemption of outstanding shares of Convertible Series B Preferred Stock (See Note 5 to the consolidated financial statements), $7.6 million in additional borrowings including $5.4 million from the Dermagraft Joint Venture Loan (see Notes 2 and 4 to the consolidated financial statements) and $1.3 million from the repayment of a note and accrued interest by the Company's Chairman and Chief Executive Officer (see Note 7 to the consolidated financial statements). These inflows have been partially offset by the use of $12.0 million to fund operations, a net investment of $12.5 million to support the Dermagraft and NeoCyte Joint Ventures, $0.8 million for capital expenditures and $6.0 million for payment of debt, $4.3 million of which was for partial payment of the NeoCyte Loan (see Notes 2 and 4 to the consolidated financial statements). Additionally, an inflow of $1.6 million was generated from a cash contribution made by Smith & Nephew in September 2000 to DermEquip, which was recorded as minority interest in the Company's consolidated financial statements and was used by DermEquip to purchase the Company's manufacturing plant assets (see Note 2 to the consolidated financial statements).

Receivables from joint ventures from December 31, 1999 to September 30, 2000 decreased by $0.6 million. Inventory increased by $1.4 million, primarily due to the bulk purchase of $1.1 million of biodegradable scaffold material for the manufacture of Dermagraft. The current portion of long-term debt at September 30, 2000 has decreased by $7.5 million from December 31, 1999, primarily reflecting the repayment of the Smith & Nephew NeoCyte Loan (see Notes 2 and 4 to the consolidated financial statements). Payables to joint ventures decreased by $3.1 million over the same period based on the timing of payments made to the Dermagraft Joint Venture.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its long-term debt arrangements and, secondarily, its investments in certain securities. The Company does not utilize derivative instruments or other market risk sensitive instruments to manage exposure to interest rate changes. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at September 30, 2000.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three-month period ended September 30, 2000, the Company issued the following securities:

On September 19, 2000, the Company sold 3,494,365 unregistered shares of its Common Stock to the State of Wisconsin Investment Board for an aggregate consideration of $20 million. The Company subsequently registered all of these shares for resale on a Form S-3 registration statement (No. 333-46508), filed on September 25, 2000 and declared effective on October 3, 2000.

On September 29, 2000, the Company issued 770,453 shares of Common Stock to Smith & Nephew in full repayment of outstanding loan and interest charges in the amount of $5.676 million.

The above issuances of securities are exempt transactions under the Securities Act by virtue of Section 4(2) and/or Regulation D. Neither transaction involved a public offering. Appropriate legends were affixed to the stock certificates issued in such transactions. The Company believes each transferee had adequate access to information about the Company to make an informed investment decision and each transferee is an accredited investor within the meaning of Rule 501 of Regulation D.

ITEM 5 - OTHER INFORMATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

THE FOLLOWING IS A SUMMARY DESCRIPTION OF SOME OF THE MANY RISKS ADVANCED TISSUE SCIENCES ("WE", "US", AND "OUR") FACES IN OUR BUSINESS. YOU SHOULD CAREFULLY REVIEW THESE RISKS IN EVALUATING OUR BUSINESS AND THE BUSINESSES OF OUR SUBSIDIARIES. YOU SHOULD ALSO CONSIDER THE OTHER INFORMATION DESCRIBED IN THIS REPORT.

RISKS RELATED TO OUR BUSINESS
-----------------------------

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses. To September 30, 2000, we had incurred cumulative net operating losses of $261 million. Our ability to achieve profitability depends in part upon our ability to successfully manufacture and market Dermagraft and TransCyte for skin ulcers and burns. We may never achieve a profitable level of operations or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

IF OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, IT COULD MATERIALLY ADVERSELY AFFECT YOUR INVESTMENT AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

We expect our operating results to fluctuate from quarter to quarter based upon when we incur expenses and receive revenues from product sales, contract fees, milestones and other fees. We believe some of these fluctuations may be significant, and you could lose all or some of your investment.

IF OUR PRODUCTS FAIL IN CLINICAL STUDIES, WE WILL BE UNABLE TO OBTAIN FDA APPROVAL AND WILL NOT BE ABLE TO SELL THOSE PRODUCTS.

To sell our products that are under development, and our existing products for additional applications, we must receive regulatory approval for our products. To obtain those approvals, we must conduct clinical studies demonstrating that our products are safe and effective. We may be unable to obtain FDA approval on a timely basis, if at all. If we cannot obtain FDA approval for a product or any additional application of a product, that product cannot be sold and revenues will suffer.

Early in 1998, an FDA Advisory Panel recommended the FDA approve Dermagraft for marketing in the United States for the treatment of diabetic foot ulcers. The Advisory Panel's recommendation included certain conditions we would have needed to satisfy after the commercial introduction of Dermagraft. However, in June 1998, the FDA requested we complete an additional controlled clinical trial to support our application for approval to market

Dermagraft for the treatment of diabetic foot ulcers. The clinical trial began in late 1998 and the results of a planned interim analysis of data from this trial were announced in December 1999. These data showed that, although statistical significance was not achieved at the interim analysis, Dermagraft was healing more ulcers than the control treatment in those diabetic foot ulcers having a duration of greater than six weeks. In February 2000, the FDA approved an application for an amendment to the Investigational Device Exemption (IDE) for the clinical trial of Dermagraft in the treatment of diabetic foot ulcers. Based on the data presented to the FDA in December 1999, the IDE has been amended to revise the enrollment criteria and the statistical plan for data analysis. Enrollment in this additional clinical trial has been completed and we submitted our PMA application for approval of Dermagraft for the treatment of diabetic foot ulcers to the FDA in August 2000. Commercial introduction within the United States is subject to FDA approval. We cannot predict with any certainty that the FDA will accept our PMA application filing or that the FDA will ever approve any such application.

Despite promising clinical studies to date, Dermagraft may not be successful in future clinical trials. Current or future clinical studies of Dermagraft or our other products may be delayed or halted for various reasons, including:

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

WE WILL NEED ADDITIONAL FUNDS TO SUPPORT OPERATIONS. IF WE ARE UNABLE TO OBTAIN THEM, WE WOULD BE UNABLE TO COMPLETE OUR PRODUCT DEVELOPMENT PROGRAMS AND WOULD HAVE TO REDUCE OR CEASE OPERATIONS, OR ATTEMPT TO SELL SOME OR ALL OF OUR OPERATIONS OR TO MERGE WITH ANOTHER ENTITY.

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

We may not satisfy the milestones for additional funds under the joint ventures with Smith & Nephew or the alliance with Inamed. We also may not be able to obtain adequate funds under other existing or future arrangements when such funds are needed or, if available, on terms acceptable to us.

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

Additionally, TransCyte, has been marketed and sold in the United States since 1997. To date it has not achieved widespread commercial acceptance in the United States. Similarly, Dermagraft has only been sold internationally and may never achieve commercial acceptance in the United States even if it receives FDA approval.

WE RELY ON THIRD PARTIES TO MARKET, DEVELOP AND SELL OUR PRODUCTS AND THOSE THIRD PARTIES MAY NOT PERFORM SUCCESSFULLY. OUR DEPENDENCE ON THIRD PARTIES AND OUR LACK OF SALES AND MARKETING PERSONNEL COULD LIMIT OUR ABILITY TO DEVELOP OUR PRODUCTS OR TO GENERATE REVENUES FROM PRODUCT SALES.

We are particularly dependent on Smith & Nephew with respect to the Dermagraft Joint Venture and NeoCyte Joint Venture. The amount and timing of resources to be devoted by Smith & Nephew is not within our control. In addition, the Dermagraft and NeoCyte Joint Venture agreements provide that they may be terminated before their expiration under certain circumstances that are outside our control. If Smith & Nephew does not perform its obligations as expected or if Smith & Nephew has a strategic shift in its business focus, it would be difficult for us to successfully complete the development efforts of the Dermagraft Joint Venture and NeoCyte Joint Venture. We are relying on Smith & Nephew and others to market our products both domestically and internationally.

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

To the extent that we choose not to or are unable to establish such arrangements, we would experience increased capital requirements to undertake research, development and marketing of our proposed products at our own expense. If we are unable to meet these expenses we may be unable to continue our operations.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO PREVENT OTHER COMPANIES FROM USING OUR TECHNOLOGY IN COMPETITIVE PRODUCTS. IF WE INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WE MAY BE PREVENTED FROM DEVELOPING OR MARKETING OUR PRODUCTS.

Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. Our competitors may develop products that are similar to or the same as our products and market those products after our patents expire, or may design around our existing patents. If this happens, sales of our products would suffer and our ability to generate revenues will be severely impacted. Furthermore, patents may be issued to others that prevent the manufacture or sale of our products. We may have to pay significant fees or royalties to license those patents to continue marketing our products. This would cause any future profits on sales of our products to decline.

Our dependence upon having exclusive rights to the technology covered under our owned or licensed patents and patent applications is subject to the following risks:

     o   applications may not result in issued patents;
     o current or future issued or licensed patents, trade secrets or know-how may not afford protection against competitors with similar technologies or processes;
     o any patents issued may be infringed upon or be designed around by others, or be challenged and invalidated;
     o others may independently develop technologies or processes that are the same as or substantially equivalent to ours.

In addition to patent protection, we also rely on trade secrets, know-how and technology advances. We enter into confidentiality agreements with our employees and others, but these agreements may not be effective in protecting our proprietary information. Others may independently develop substantially equivalent information or obtain access to our know-how.

Litigation, which is very expensive, may be necessary to enforce or defend our patents or rights and may not end favorably for us or, even if successful, may consume enormous financial and management resources. Any of our licenses, patents or other intellectual property may be challenged, invalidated, canceled, infringed or circumvented and may not provide any competitive advantage to us.

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

The mesh framework used by us in the manufacture of Dermagraft is available from only one FDA-qualified manufacturing source. Similarly, the synthetic mesh framework used by us in the manufacture of TransCyte is available from only one FDA-qualified manufacturing source. Because the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain component parts and packaging materials in their applications, FDA approval of a new supplier would be required if these materials become unavailable from the current suppliers.

Interruptions in supplies for the manufacture of our Dermagraft and TransCyte products may occur in the future and we may have to obtain substitute vendors for these materials. Any significant supply interruption would delay our clinical trials as well as our product development and marketing programs. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could prevent or delay our ability to manufacture products. These delays would have an adverse effect on our revenues.

IF OUR PRODUCTS THAT ARE IN AN EARLY STAGE OF DEVELOPMENT ARE NEVER SUCCESSFULLY COMMERCIALIZED, WE MAY NOT HAVE REVENUES TO CONTINUE OPERATIONS.

We have products that are in an early stage of development. To date, only TransCyte has been approved for commercial sale and only Dermagraft has advanced to clinical trials in the United States. However, Dermagraft still requires further marketing approvals from the FDA, and all of our other products are at earlier stages of research, development and testing. These products, including additional indications for Dermagraft and TransCyte, will require significant additional research and development, as well as extensive preclinical and clinical testing.

Since our products are based on innovative technologies, there are many reasons why our products may not advance beyond their early stage of development. These reasons include the possibilities that:

     o any or all of these products will be found to be unsafe or ineffective or otherwise fail to receive necessary regulatory approvals;
     o   our products are uneconomical to market;
     o third parties may hold legal rights that preclude us from marketing such products; or
     o our products fail to achieve market acceptance because of competing technologies and products.

RISKS RELATED TO OUR INDUSTRY
-----------------------------

IF WE FAIL TO OBTAIN REGULATORY APPROVAL TO COMMERCIALLY MANUFACTURE OR SELL ANY OF OUR PRODUCTS, OR IF APPROVAL IS DELAYED, IT COULD INCREASE THE COST OF PRODUCT DEVELOPMENT, OR ULTIMATELY PREVENT OR DELAY OUR ABILITY TO SELL OUR PRODUCTS AND GENERATE REVENUES.

We and our development and commercial partners are subject to extensive government regulation. The FDA and other state and foreign regulatory authorities require rigorous preclinical testing, clinical trials and other product approval procedures for our products. Numerous regulations also govern the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of our products. The process of obtaining these approvals and complying with applicable government regulations is time consuming and expensive. The FDA and other state or foreign regulatory authorities have limited experience with our technology and products. As a result, our products are susceptible to requests for clinical modifications or additional supportive data, or changes in regulatory policy, which could substantially extend the test period for our products resulting in delays or rejections. Even after substantial time and expense, we may not be able to obtain regulatory product approval by the FDA or any equivalent state or foreign authorities. If we obtain regulatory product approval, the approval may limit the uses for which we may market the product.

For example, in June 1998, the FDA indicated that our marketing application for Dermagraft for the treatment of diabetic foot ulcers was not approvable without supportive data from an additional clinical trial. We recently reached the primary endpoint in the additional clinical trial and submitted a PMA to the FDA in August, 2000, however, if we do not subsequently receive FDA approval it will prevent or at least delay sales of Dermagraft in the United States.

In addition, although the FDA has classified TransCyte as a medical device, the state of California and the state of New York have notified us that we must register as a tissue bank to manufacture or distribute TransCyte in those states. Although some states do not regulate tissue banks, there are certain other states besides California and New York that do. Such states could take a position similar to California and New York with regard to the regulatory status of TransCyte. In June 1997, we submitted a petition to the FDA requesting an advisory opinion that the FDA's federal regulation of this product as a medical device preempts conflicting New York laws from regulating the product as banked human tissue. In January 2000, the FDA denied our petition to preempt applicable New York laws. In view of the FDA's decision, the Company has initiated discussions at the individual state level, beginning with the state of California in an attempt to resolve this matter. Unless the outcome of these discussions concludes otherwise, we and our customers will be subjected to a costly new layer of regulation. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. We are currently distributing TransCyte in California and New York under tissue banking licenses. Due to the similarities of our products, regulations applicable to TransCyte are also expected to apply to our Dermagraft product and potentially to our NeoCyte product as well.

In 2000, an IDE was submitted to the FDA requesting approval to begin pilot human clinical studies using tissue-engineered cartilage for articular resurfacing of the knee joint, under the NeoCyte Joint Venture. The FDA raised agency jurisdictional issues as to whether or not this product should be regulated as a medical device or biologic, as well as questions about the preclinical studies.

After regulatory approval is obtained, our product, its manufacture and related manufacturing facilities will be subject to continual review and periodic inspections. Any subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. For example, after inspecting the manufacturing facility early in 1998 in conjunction with our application for the approval of Dermagraft for the treatment of diabetic foot ulcers, the FDA notified us of numerous objectionable conditions under a Form FDA 483 list of observations. These observations concerned our manufacturing processes and systems for Dermagraft and TransCyte. In March 1998, the FDA issued a warning letter requiring us to investigate and correct the conditions identified by the FDA. In September 1998, we successfully completed a re-inspection by the FDA of our manufacturing facility and quality systems. However, we must continue to pass future facility inspections by the FDA and foreign regulatory authorities.

Our research and development activities and operations involve the controlled use of small quantities of radioactive compounds, chemical solvents and other hazardous materials. In addition, our business involves the growth of human tissues. If an accident occurs, we could be held liable for any damages that result. In addition, these research activities and operations are subject to continual review under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state or local laws and regulations which impact our ability to develop and market our products.

HEALTHCARE REFORM MEASURES AND REIMBURSEMENT PROCEDURES MAY PREVENT US FROM OBTAINING AN ADEQUATE LEVEL OF REIMBURSEMENT FOR OUR PRODUCTS THAT IN TURN WOULD DECREASE OUR ABILITY TO GENERATE REVENUES.

Our ability to commercialize products successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. In the United States, government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new products. In some cases, such payors may refuse to provide any coverage for uses of approved products for indications that the FDA has not granted marketing approval. Initiatives to reform healthcare delivery are increasing these cost containment efforts. As managed care organizations continue to expand as a means of containing healthcare costs, we believe there may be attempts by such organizations to restrict the use of, delay authorization to use, or limit coverage and the level of reimbursement for, new products, such as those being developed and commercialized by us, pending completion of cost/benefit analyses of such products by those managed care organizations. Internationally, where national healthcare systems are prevalent, little if any funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

Our TransCyte and Dermagraft products are novel and as such are subject to inherent uncertainty in the area of reimbursement. Adequate government or private payor coverage or levels of reimbursement may not be available for any of our products and we may not be able to maintain price levels sufficient for the realization of an appropriate return on our investment in such products. Failure to obtain sufficient coverage and reimbursement levels for uses of our products could decrease the market acceptance of such products.

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

IF WE ARE UNABLE TO ATTRACT KEY PERSONNEL AND ADVISORS OR IF OUR CURRENT MANAGEMENT AND TECHNICAL PERSONNEL LEAVE THE COMPANY, IT MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN FINANCING OR TO DEVELOP OUR PRODUCTS.

Our success will depend in large part upon our ability to attract and retain qualified scientific, administrative and management personnel as well as the continued contributions of our existing senior management and scientific and technical personnel. We face strong competition for such personnel and we may be unable to attract or retain such individuals. In particular, if we lose the services of either Arthur J. Benvenuto, our Chairman and Chief Executive Officer, or Dr. Gail K. Naughton, our President, it will limit our ability to achieve our business objectives and could make it difficult to raise additional funds or to attract partners.

WE MAY NOT HAVE ADEQUATE INSURANCE AND IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, IT MAY RESULT IN REDUCED DEMAND FOR OUR PRODUCTS OR DAMAGES THAT EXCEED OUR INSURANCE LIMITATIONS.

The use of any of our products, whether for commercial applications or during clinical trials, exposes us to an inherent risk of product liability claims if such products cause injury, disease or result in adverse effects. Such liability might result from claims made directly by healthcare institutions, contract laboratories or others selling or using such products. We currently maintain product liability insurance coverage; however, such insurance coverage might not be sufficient to fully cover any potential claims. Such insurance can be expensive and difficult to obtain. Adequate insurance coverage may not be available in the future at an acceptable cost, if at all, or in sufficient amounts to protect us against any such liability. Any product liability claim in excess of insurance coverage would have to be paid out of our cash reserves which would have a detrimental effect on our financial condition.

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

ADDITIONAL RISKS
----------------

OUR STOCK PRICE COULD CONTINUE TO BE VOLATILE AND ANY INVESTMENT COULD SUFFER A DECLINE IN VALUE, ADVERSELY AFFECTING OUR ABILITY TO RAISE ADDITIONAL CAPITAL WHICH COULD IN TURN DELAY COMMERCIALIZATION OF OUR PRODUCTS.

The market price of our Common Stock has fluctuated significantly in recent years and is likely to fluctuate in the future. For example, from April 1998 to October 2000, our Common Stock has closed as high as $12.13 per share and as low as $1.97 per share. Factors contributing to this volatility have included:

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

OUR CHARTER DOCUMENTS AND STOCKHOLDER RIGHTS PLAN MAY PREVENT US FROM PARTICIPATING IN TRANSACTIONS THAT COULD BE BENEFICIAL TO STOCKHOLDERS.

Our stockholder rights plan and provisions in our amended and restated certificate of incorporation and by-laws may discourage transactions involving an actual or potential change in our ownership, including transactions in which you might otherwise receive a premium for your shares over the then-current market price. These provisions also may limit our stockholder's ability to approve transactions that they deem to be in their best interest. In addition, our Board of Directors may issue shares of preferred stock without any further action by stockholders. Such share issuances may have the effect of delaying or preventing a change in our ownership.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


   Exhibit
     No.                    Title                                        Method of Filing
   ------                   -----                                        ----------------
     3.1        Amended and Restated Certificate of             Incorporated by Reference to Exhibit 3.1 to the
                Incorporation of the Company                    Company's Form 10-Q for the Quarter Ended June
                                                                30, 2000

     3.2        Restated By-Laws of the Company                 Incorporated by Reference to Exhibit 3.2 to the
                                                                Company's Form 10-Q for the Quarter Ended June
                                                                30, 2000

     4.1        Rights Agreement, dated as of January 6,        Incorporated by Reference to Exhibit 1 to the
                1995, between the Company and Chemical          Company's Current Report on Form 8-K dated
                Trust Company of California, including the      January 5, 1995
                Certificate of Determination for the Series
                A Junior Participating Preferred Stock as
                Exhibit A, the Form of Summary of Rights to
                Right Certificate as Exhibit B and the
                Purchase Preferred Shares as Exhibit C

     4.2        First Amendment to Rights Agreement entered     Incorporated by Reference to Exhibit 1 to the
                into as of November 8, 1999, between            Company's Form 8-A, as amended, dated November
                ChaseMellon Shareholder Services, L.L.C.        10, 1999
                and Advanced Tissue Sciences, Inc.

     4.3        Second Amendment to Rights Agreement            Incorporated by Reference to Exhibit 1 to the
                entered into as of December 13, 1999,           Company's Form 8-A, as amended, dated March 28,
                between ChaseMellon Shareholder Services,       2000
                L.L.C. and Advanced Tissue Sciences, Inc.

    10.1        Stock Purchase Agreement dated as of            Filed Herewith
                September 19, 2000, between the State of
                Wisconsin Investment Board and the Company

    10.2        License and Supply Agreement effective as of    Filed Herewith +
                September 25, 2000, between the Company and
                Biozhem Cosmeceuticals Inc.

    10.3       Term Sheet restructuring certain terms of        Filed Herewith +
               the Dermagraft Joint Venture, as amended and
               effective as of September 2000 between the
               Company and Smith & Nephew plc.

    27          Financial Data Schedule                         Filed With Electronic Copy Only


+ Certain confidential portions of the exhibits were omitted by means of marking such portions with an asterisk (the "Mark"). This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission ("SEC") without the Mark pursuant to the Company's Application Requesting Confidential Treatment under SEC Rule 24b-2.

(b)   Reports on Form 8-K

The Company filed a current report on Form 8-K on September 20, 2000 regarding its public announcement of the completion of a $20 million private placement covering the sale of 3,494,365 shares of unregistered common stock to the State of Wisconsin Investment Board.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ADVANCED TISSUE SCIENCES, INC.


Date:         November 7, 2000                 /s/  Arthur J. Benvenuto
         --------------------------          -------------------------------
                                             Arthur J. Benvenuto
                                             Chairman of the Board and
                                             Chief Executive Officer

Date:         November 7, 2000                /s/ Nikhil A. Mehta
         --------------------------          -------------------------------
                                             Nikhil A. Mehta
                                             Senior Vice President, Finance and
                                             Chief Financial Officer