Form 10-K405
period 2000-12-31
ADVANCED TISSUE SCIENCES INC
filed 2001-03-28
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-016607

                         -------------------------------

                         ADVANCED TISSUE SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        14-1701513
    --------------------------------                      -------------------
     (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                      Identification No.)

10933 NORTH TORREY PINES ROAD, LA JOLLA, CALIFORNIA             92037
---------------------------------------------------          ----------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates on March 20, 2001 was approximately $204,676,000.

     As of March 20, 2001 there were 64,201,941 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2001, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

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

     DERMAGRAFT(R), NOURICEL(TM) AND LASERDERM(TM) ARE OUR TRADEMARKS. TRANSCYTE(R) IS A REGISTERED TRADEMARK OF OUR JOINT VENTURE PARTNER, SMITH & NEPHEW. THIS FORM 10-K MAY ALSO INCLUDE TRADEMARKS AND TRADE NAMES OWNED BY OTHER PARTIES, AND ALL OTHER TRADEMARKS AND TRADE NAMES MENTIONED IN THIS FORM 10-K ARE THE PROPERTY OF THEIR RESPECTIVE OWNERS.

ITEM 1.  BUSINESS

INTRODUCTION

     Advanced Tissue Sciences, Inc. was incorporated under the laws of the State of Delaware in 1987. We maintain our executive offices at 10933 North Torrey Pines Road, La Jolla, California 92037, and our telephone number at that address is (858) 713-7300. Financial information regarding our financial condition and results of operations can be found in a separate section of this Annual Report on Form 10-K, beginning on page F-1.

     We are a leader in the field of tissue engineering, using our patented technology to develop human-based tissue products for a variety of therapeutic applications. We use principles of cell biology, bioengineering, biochemistry, polymer science and transplant science in order to culture living human cells, either within, "in vivo", or outside, "ex vivo", the human body, in a way that allows the cells to develop and assemble into a functioning three-dimensional tissue. With this human-based tissue development technology, we have successfully replicated a number of human tissues that are being developed for the purpose of replacing or repairing diseased, damaged or aging tissue and organs.

     Our strategy uses our core technology, a human-based tissue development technology, to generate our currently marketed products, as well as a broad portfolio of potential products. By building upon our base of scientific knowledge through the continued application of this technology, we believe that we have achieved, and will continue to achieve, significant synergies in the development, clinical testing and manufacture of successive products. We also seek to increase the potential use of our products by identifying and pursuing multiple indications for each product.

CORE TECHNOLOGY

     Our tissue engineering core technology involves the controlled in vivo or ex vivo growth of living tissues and organs on three-dimensional support structures known as scaffolds. We believe that our core technology represents a major advance in the bioengineering of human tissues for replacing or repairing damaged or diseased organs. Recent medical advances have made possible the ex vivo growth of many of the over 200 different types of cells found in the human body. When grown on two-dimensional surfaces, the ability of cells to interact and organize themselves into functioning tissues is limited. In contrast, a three-dimensional framework allows cells to develop and assemble into tissues that more closely resemble their counterparts in the body.

     In normal growth and development, the body uses specialized connective tissue cells to form stroma, or a living matrix that provides the three-dimensional structure for each organ. Stroma also provide attachment sites and produce growth factors that promote the development of organ cells into functioning tissues. While the specific components and configuration of stroma may differ from organ to organ, the basic principle of three-dimensional stromal support applies to most organs in the body.

     We have developed and patented technology that combines the principles of cell biology, biochemistry and polymer science to create a three-dimensional living support stroma ex vivo. The support stroma is made by first seeding stromal cells onto a mesh framework in an environment that is intended to simulate that which is found in the body. The cells attach, divide and secrete extracellular matrix proteins and growth factors, using the mesh as a scaffolding. This process results in a completely human stromal tissue that, in turn, may support the growth of organ specific cells into functional tissue. We have been issued over 90 United States and foreign patents covering our three-dimensional cell development technology and have a number of patent applications pending related to this technology. In addition, we have an exclusive license in particular fields of use, to 39 patents issued to Massachusetts Institute of Technology, or MIT, covering the growth of vascularized human tissues or organs on three-dimensional biocompatible, biodegradable and non-biodegradable polymer scaffolds inside the body.

     We believe that our tissue engineered products may offer some or all of the following benefits, depending upon the particular application of the product:

Physiological Human Tissue -- Our patented tissue engineering core technology allows the cells to grow on a scaffold and develop into a three-dimensional human tissue. Our products may then be transplanted as a physiological tissue, as contrasted with the transplantation of cells or scaffolds alone.

Multiple Factors For Healing -- Our technology uses human cells. The human cells produce multiple growth factors and tissue matrix proteins, all of which we believe are important in the tissue repair process. Living, metabolically active cells may also respond to the surrounding environment, allowing damaged or diseased tissue to repair more rapidly.

Human Tissue -- The tissue matrix proteins naturally secreted by the cells in our human-based tissue development technology consist of human collagens and human proteins, such as glycosaminoglycans. This offers advantages over animal-derived matrix proteins which may cause allergic or immune reactions.

Related Products and By-products -- The manufacturing process yields related products and by-products such as human collagen and nutrient solution for cosmeceuticals, that we believe we can commercialize rapidly.

Safety Tested -- The human tissue materials used in the manufacture of our products are extensively tested at independent laboratories for potential pathogens such as Hepatitis B and HIV. All final product is tested for sterility by performing United States Pharmacopeia sterility tests on each product's growth medium.

Off-the-Shelf Products -- Medical research has shown that several tissues, including dermal tissue and certain cartilage tissue applications, are not subject to rejection by a recipient's body. These tissue engineered products may, therefore, be used as universal, permanent replacement products in such applications.

Prolonged Shelf Life -- Our dermal products can be frozen for long-term storage and allow for complete sterility testing prior to release. Similarly, it is expected that cartilage and some of the other tissues in development will be able to be cryopreserved for a long shelf life.

Ease of Application -- An objective of our product development process is to produce products that are easy to apply. For example, surgeons can apply our existing skin product, TransCyte, by using routine surgical techniques. In addition, the ultimate objective is to deliver tissue engineered cardiovascular and cartilage products in single arthroscopic or endoscopic procedures.

PRODUCTS

     Depending on available resources, clinical results, regulatory approvals, market potential and cost benefit considerations, we plan to bring to market a number of therapeutic tissue and related products that are currently in various stages of commercialization, clinical trials, pre-clinical studies and research. We are aiming to produce products that will serve the patient-pay as well as the third party-pay markets, and are currently focussed on four principal therapeutic areas:

     o  Wound Care
     o  Aesthetic & Reconstructive
     o  Cardiovascular
     o  Orthopedic

     In each of these areas we have entered or intend to enter into alliances with leading companies in that field. These alliance agreements are designed to give us marketing and distribution access to the appropriate market, and in some cases a partner to share the cost of advancing the product through its development.

WOUND CARE
----------

     Our development efforts in this market are focused on therapeutic skin products that primarily treat burns and cutaneous ulcers. These products are designed as temporary or permanent replacements for the patient's own tissue, and were developed for conditions where the inner skin layer, or dermis, has been injured or destroyed, such as in severe burns and chronic skin ulcers.

     Our two existing skin products, Dermagraft and TransCyte, are being sold in a number of worldwide markets and are being commercialized through a joint venture, the Dermagraft Joint Venture, with Smith & Nephew plc, a leading wound care company. Smith & Nephew is known for its comprehensive training and customer education programs, and has successfully launched several advanced wound care products worldwide.

     Further development efforts in this area are centered around additional indications, including venous and pressure ulcers. We and Smith & Nephew are also developing second-generation products, including dried TransCyte with for longer shelf life and convenience in distribution and handling, and new products such as extra cellular matrix for several therapeutic applications including wound care and breast reconstruction. The extra cellular matrix consists of proteins such as collagen, tenascin, decorin, glycosaminoglycans and fibronectin which are deposited by the cells in our human-based tissue development process and which the human body produces naturally for use in the wound healing process.

     BURN MARKET. Although there have been many advances in the care and treatment of severely burned patients, available alternatives remain fairly limited and success is highly dependent on the skills of burn surgeons and nurses. Data published in 1999 reflects that of the approximately 600,000 annual Emergency Department admissions for burns in the United States, an estimated 45,000 patients are hospitalized. Approximately 13,000 burns are full thickness, of which approximately 1,500 require temporary covering. An estimated 40,000 patients with partial thickness burns are treated on an outpatient basis.

     Our first commercial product, TransCyte, a temporary human dermal replacement, was first approved for commercial sale by the FDA in March 1997 for full-thickness, or third degree burns, and in October 1997 for partial-thickness, or second degree burns. In full-thickness burns, treatment usually requires the grafting of the patient's own skin as it becomes available. Temporary coverings, including cadaver skin, are frequently used to limit infection, reduce pain and prevent the loss of body fluids prior to availability of the patient's skin. In partial-thickness burns, efforts are made to close the wound as quickly as possible to reduce the incidence of infection and scarring. TransCyte consists of a dermal tissue grown on scaffold with an ultra-thin synthetic covering that acts as a temporary outer skin layer and helps to retain fluids and prevent infections of the wound bed. It is an alternative to human cadaver skin, without the risk of transmitted infections or immunological rejection. In addition, clinical data indicates that TransCyte shows a substantially reduced time to 90% healing, thus potentially affording the opportunity for reduction in the total treatment cost.

     TransCyte is available for sale in the United States, the United Kingdom and several other European countries, Canada, Australia and New Zealand, through the Dermagraft Joint Venture for the treatment of full and partial thickness burns, and will be introduced in additional countries subject to regulatory approvals. Although some countries regulate TransCyte as a pharmaceutical, this product is regulated as a device in the United States and

Canada. See "Government Regulation" for a more complete description of regulatory issues facing the approval of our products that are subject to government regulation.

     SKIN ULCER MARKET. Skin ulcers result in the skin breaking down as a result of disruption of blood flow caused either by prolonged pressure over a localized area or by chronic diseases, such as diabetes, that affect the circulatory or peripheral nervous systems. Statistical data published in 1999 in the United States shows that approximately 300,000 to 400,000 diabetics suffer each year from ulcers that represent a target market for Dermagraft, our living human dermal replacement. Diabetic foot ulcers that do not heal leave the patients susceptible to infection, which may lead to amputation of the foot or leg. Recent statistics indicate that more than 86,000 amputations occur each year in the United States among people with diabetes, 85% of which are preceded by a diabetic foot ulcer. The five-year survival rate following amputation ranges from approximately 40 to 70 percent.

     We grow Dermagraft on a bioabsorbable scaffold. Dermagraft contains proteins and growth factors normally found in healthy human dermal tissue. We have designed it so that it provides a healthy, metabolically active dermal matrix in ulcers to support wound closure, addressing deficiencies that are likely to be present in the diabetic patient's own dermal tissue. Healing skin ulcers faster can potentially reduce the risk of infection and, in the case of diabetic foot ulcers, the subsequent risk of amputation, as well as the need for skin grafting and reconstructive procedures. No evidence has been seen of any safety issues that relate to use of this product and no incidents of immunologic rejections have been observed.

     Dermagraft is regulated by the United States, Canada, Australia and New Zealand as a medical device. Many European and other countries are regulating Dermagraft as a pharmaceutical and some countries have not yet determined how they will regulate the product. We are currently marketing Dermagraft in the United Kingdom and several other European countries, Canada, Australia and New Zealand, for the treatment of diabetic foot ulcers, through the Dermagraft Joint Venture. Approval is also being sought from the Swedish regulatory authority for the same treatment.

     In the United States, a Pre-market Approval, or PMA, application to the FDA to market Dermagraft for the treatment of diabetic foot ulcers was not approved in 1998. The FDA requested supportive data from an additional controlled clinical trial, which commenced in late 1998. In August 2000, a PMA application was submitted to the FDA reflecting data from the additional trial. In February 2001, we received a letter from the FDA stating that the FDA had completed its initial review of the PMA application and requesting clarification and additional information. We are continuing to work with the FDA to provide the additional information requested.

     Failure to gain FDA approval of Dermagraft for the treatment of diabetic foot ulcers in the United States in a timely manner or, if approved, failure to achieve significant market acceptance of the product would have a material adverse effect on our business.

     Since October 1998, Dermagraft has been used in the treatment of diabetic foot ulcers in selected centers in the United States under an approved clinical protocol after the FDA approved our application for a Treatment Investigational Device Exemption, or Treatment IDE. The Treatment IDE is a regulatory provision for devices that permits companies to make available promising new products to patients with serious diseases for which there is no satisfactory alternative while pivotal studies determining the safety and effectiveness of those products are underway, and allows companies to recover the costs of manufacturing and distributing the product.

     Pressure and venous ulcers represent additional target markets for Dermagraft. Pressure ulcers are common in hospital and nursing home patients. Pressure ulcers form in skin that is continually compressed under the weight of a bedridden or wheelchair-bound patient, who does not periodically turn or roll to relieve the pressure under one particular area of skin. Ulcers usually form in an area where there is a bony prominence. As a result of the pressure, the compressed skin does not receive adequate blood flow and an ulcer, or pressure sore, is ultimately formed. Severe pressure ulcers frequently must be closed by the use of skin grafts or major reconstructive surgery. It is estimated in data published in 1999 that more than 1.5 million patients are affected annually by pressure ulcers in the United States, including over 500,000 nursing home patients. We commenced a pilot study on behalf of the Dermagraft Joint Venture in 2000 to evaluate Dermagraft for the treatment of pressure ulcers. The results of this study, and the availability of funds for research, will determine if or when clinical studies will commence.

     Venous ulcers result when damage to the valves of the deep leg veins reduces their ability to return blood to the upper body, leading to pooling of fluid in the legs, known as edema, and subsequent breakdown of the skin. Venous ulcers that do not respond to medical treatment often must be closed surgically by the use of skin grafts. Data published in 1999 and 2000 suggests that approximately 700,000 patients seek treatment for venous ulcers in the United States each year.

     Through the Dermagraft Joint Venture, we began a pilot clinical trial of Dermagraft in the treatment of venous ulcers in February 1999. This trial, which evaluated several different application regimens of Dermagraft, was completed in October 1999. Based on the results of this pilot study, we are currently commencing a pivotal clinical trial of Dermagraft in the treatment of venous ulcers on behalf of the Dermagraft Joint Venture.

     We have applied the experience gained with TransCyte to Dermagraft. Both products use similar raw materials, manufacturing processes, freezing procedures, storage methods and packaging concepts.

AESTHETIC & RECONSTRUCTIVE
--------------------------

     The technology used in developing our existing skin products and our research into the growth of orthopedic tissues led to the development of products for aesthetic and reconstructive applications. A large proportion of the aesthetic and reconstructive markets are represented by customers who pay directly for their treatment, as opposed to a third party reimbursement market.

     Products we have developed or which we have under development for aesthetic and reconstructive applications include:

     o human collagen for wrinkle correction and potentially as a bulking agent for the treatment of urinary incontinence,
     o a nutrient solution that is intended to provide many of the essential nutrients naturally produced by the human body that are important for healthy skin, to be marketed under the brand name NouriCel, for use in cosmeceutical applications,
     o a temporary cutaneous covering for use after laser re-surfacing,
     o cartilage for non-orthopedic reconstructive applications.

     HUMAN COLLAGEN. Collagen is a family of naturally occurring proteins that serve as the basic structural building blocks of the tissues found in skin, cartilage, bone, tendons, ligaments, arterial walls, and other organs and tissues of the body. Collagen is a major component of our wound care products such as TransCyte and Dermagraft. We have applied our existing technology, processes and expertise to manufacture human collagen. The objective of our collagen program has been to develop a fibrous collagen product which, after its purification, can be sterilized and easily injected or implanted into the human body.

     Injections of collagen are already used in the marketplace to help eliminate wrinkles and to enhance lips. Studies estimate that in 2000, approximately 590,000 collagen injections were used in cosmetic facial, head and neck procedures. Additionally, in 1999 it is estimated that approximately 45,000 collagen injections were used as urethral bulking agents for the treatment of urinary incontinence. When combined with extracellular matrix, collagen injections may also be used in breast reconstruction following lumpectomies, or to treat deformities.

     We believe that our human collagen may offer important advantages over the animal-based collagen currently on the market, including the potential elimination of reactions of some patients to foreign animal proteins, and increased persistence in the body. In addition, bio-engineered human collagen is derived from fibroblasts which have been extensively tested for a variety of viruses and pathogens. Additional applications of collagen may include medical device coatings, as an additive to cosmetics, or use as a natural vehicle for drug delivery.

     We are in the final stages of development and plan to commercialize our human collagen for wrinkle revision, subject to regulatory approval, through our strategic alliance with Inamed Corporation. We are also in the early stages of developing human collagen for urinary incontinence and as a temporary covering for use after laser re-surfacing, cartilage for non-orthopedic reconstructive applications, extracellular matrix for breast reconstruction and other facial and reconstructive products. Each of these products, if successfully developed, would be commercialized under the Inamed strategic alliance. See "Collaborations and Strategic Alliances - Inamed Corporation" for further details regarding this strategic alliance.

     NUTRIENT SOLUTION FOR COSMECEUTICALS, NOURICEL. A by-product of our tissue and collagen manufacturing processes is the nutrient media in which the human fibroblast cell expansion takes place. During the process of cell expansion and tissue growth, the cells produce collagen, proteins and other growth factors which naturally occur in human skin. These proteins and growth factors remain behind in the nutrient media. The nutrient solution then contains many of the essential nutrients that the human body naturally produces and that are important for healthy skin.

     We entered into developmental marketing, license and supply agreements with SkinMedica, Inc. and Biozhem Cosmeceuticals, Inc. to investigate the commercial opportunities of our product, NouriCel. SkinMedica plans to sell NouriCel in its own formulation, through dermatologists and plastic surgeons in the United States. Biozhem plans to sell NouriCel in its own formulation through direct marketing channels. Both alliances are sale and royalty arrangements. See "Collaborations and Strategic Alliances - SkinMedica, Inc. and Biozhem, Inc." for further details regarding these agreements.

     LASER RESURFACING. In 2000, over 115,000 patients underwent laser resurfacing in the United States. Current issues with these types of procedures include pain and redness or inflammation for up to 30 days. Based upon TransCyte's performance in treating patients with partial-thickness burns, we believe that LaserDerm, a potential new application for our TransCyte technology, may reduce the pain, redness or inflammation and healing time in patients who have undergone these laser resurfacing procedures. We are currently evaluating whether or not to pursue this opportunity, based upon available resources and our assessment of market potential.

     RECONSTRUCTIVE CARTILAGE. Studies we have sponsored have shown that cartilage implants retain their shape for up to one year after implantation into the facial regions of animals. In addition, researchers in this collaboration have developed an injectable cartilage product that has been successfully used to construct total ear and nose implants. Such implants have persisted in animals for over 12 months. We are continuing with early preclinical investigation in this area.

CARDIOVASCULAR
--------------

     In 1998 in the United States, over 900,000 people died from cardiovascular disease. Other estimates of that same year showed that in the United States 12.4 million people suffered from coronary artery disease and that over 550,000 of these had coronary artery bypass procedures performed. We believe that the successful development of an epicardial angiogenesis patch could prevent the need for some of these procedures. In addition, in 1999 it was estimated that approximately 8 million people in the United States had peripheral vascular disease, and in 1997 over 115,000 bypass procedures for the thigh vein alone were performed. In 1998, 89,000 heart valve replacement procedures were performed. An aging population is likely to increase the incidence of these diseases and the need for alternative treatments in the future. While there are many effective treatments for these patients, there are also many problems to be overcome such as biocompatibility, durability and availability. The successful development of a tissue engineered heart muscle or valves could provide some of these patients with a viable alternative treatment.

     The dermal fibroblasts that we use to manufacture our existing skin products are closely related to cardiac fibroblast cells, which form connective tissue. As a result, we believe that fibroblast cells developed with our tissue engineering technology may be useful in the growth of heart muscle grafts, such as an epicardial angiogenesis patch, valves and other cardiovascular products. We also believe that our human based tissue engineering technology may be used in the growth of smooth muscle cells, a functional component of the human artery which may add strength to such tissue engineered vessels. In addition, the proteins and growth factors secreted by the cells during our human based tissue development process may induce endothelial cells to migrate into tissue engineered grafts of heart muscle, valves or arteries. Endothelial cells are important to avoid clotting and the build up of plaque, or atherosclerosis.

     We are in the early stages of research and preclinical work to determine our ability to produce tissue engineered products, such as:

     o  Epicardial angiogenesis patch
     o  Tissue engineered small diameter blood vessels
     o  Tissue engineered cardiac muscle

     EPICARDIAL ANGIOGENESIS PATCH. When insufficient oxygen reaches the heart muscle as a result of restricted blood flow, the patient experiences pain, or angina pectoris. If oxygen deprivation reaches a critical threshold, a part of the heart muscle will suffer irreversible injury, such as a heart attack. Restoring blood flow to damaged heart tissue is the most effective method for preventing a heart attack. In addition, adequate blood flow to damaged, or ischemic, heart tissue is a vital part of the healing process. Early preclinical work has shown that Dermagraft in the form of an epicardial angiogenesis patch may have the potential for improving the blood flow to areas of the heart that have insufficient circulation as a result of coronary artery disease. The target population envisioned to benefit most from this therapy would include patients with blood vessel disease that can not be treated by stenting, angioplasty, or bypass grafting.

     We are currently conducting preclinical studies to evaluate this new therapeutic indication. If this research supports the development of an epicardial angiogenesis product, we will enter into discussions with the FDA to determine the appropriate path for clinical trials to support such development.

     In September 2000, we were awarded a $2 million grant from the National Institute of Standards and Technology, known as NIST, to be distributed, subject to annual renewal and to us meeting certain minimum levels of program funding, over a three year period. In addition to the potential development of Dermagraft as an epicardial angiogenesis patch, this grant will support research and development of tissue derived from smooth muscle cells, performing in a similar capacity as an ischemic repair device.

     TISSUE-ENGINEERED SMALL DIAMETER BLOOD VESSELS. Vascular grafts are used to repair or replace segments of arteries, valves or veins that are weakened, damaged or obstructed due to trauma or disease such as aneurysms and atherosclerosis. Grafts can be the patient's own veins or arteries, prosthetic grafts made of synthetic materials such as polyesters or other composite materials, or non-viable preserved biological tissue from cadavers or other species. The harvesting of the patient's own tissue requires extensive surgery which is time consuming, costly and traumatic. In addition, patients requiring multiple bypass surgeries may not have enough suitable vessels to harvest. Cryopreserved veins from cadavers are sometimes used, but availability is limited and rejection rates are greater than with a patient's own vessels. Prosthetic vascular grafts are generally used for large or medium diameter (>6mm) grafts as small diameter synthetic grafts have generally demonstrated poor performance. Prosthetic vascular grafts often show insufficient tissue integration and other problems such as narrowing, or stenosis.

     Many companies are attempting to develop small diameter vascular grafts (3mm to 5mm) with characteristics similar to biological grafts. These companies are employing a variety of technologies to reduce the formation of blood clots and promote a rapid ingrowth of tissue such as different weaves and knits, chemical coatings and gelatins, and freeze drying. Our research has focused on using specialized bioreactors, polymers and other techniques to create a small diameter human vessel. Bioreactors have been developed to generate mechanical forces similar to that encountered in the body to stimulate the cells to align concentrically, to absorb stress and to establish a matrix similar to that seen with native blood vessels. Imposing such forces is believed to allow for greater structural and mechanical integrity in the tissue engineered vascular grafts. Analysis of bio-engineered blood vessels demonstrates an increase in tissue deposition over time in culture, and the synthesis of elastin and other matrix proteins which are essential to blood vessel formation and function. These matrix proteins, along with various growth factors that are naturally secreted by the grafts, may also induce endothelial cell migration and host cell integration.

     We have worked, both internally and through collaborations with The Georgia Institute of Technology, or Georgia Tech, MIT, the University of Arizona, Children's Hospital in Boston, and the University of California, San Diego, on the development of tissue engineered blood vessels in vitro that have adequate biomechanical and structural properties to function in vivo and to minimize or eliminate the potential for clotting. Through sponsored research with MIT and Children's Hospital, feasibility studies showed that tissue engineered large diameter (15mm) blood vessels could be formed by seeding a synthetic biodegradable tube with fibroblasts and other vascular cell types. These large diameter tissue-engineered grafts persisted, remained durable and grew normally in preclinical studies for up to five months.

     In 1997, we were awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology. The grant was structured to support development of a vascular graft over a three-year period that began in 1998 and will be completed in the first half of 2001. Under this grant, we led a multi-disciplinary effort to design, construct and evaluate small diameter tissue engineered vascular grafts (3 to 4mm inner diameter) produced from cells grown on a scaffold, which would then be compatible with the patient's own tissue. Such tissue is allogeneic, or derived from the cells of a human and implanted into another human via an allograft, as opposed to autologous tissue which is grafted from one part of the human body to another region of the same body via an autograft. This effort was conducted in collaboration with the Department of Bioengineering at the University of California, San Diego and the University of Arizona. The collaboration integrated current advances in cellular mechanics, bioreactor technology, and blood vessel mechanics to create a unique living tissue replacement for blood vessels. We are continuing preclinical studies in collaboration with the University of Arizona, utilizing the results of research under the grant.

     TISSUE-ENGINEERED CARDIAC MUSCLE. In May 2000 researchers at the University of Washington announced that they would be partnering with us and others in a project, funded by a $10 million grant from the United States National Institutes of Health, or NIH, to grow functional human heart tissue. The proportion of the grant for which we would be eligible is approximately $1.8 million. The project is set on a 10 year time table of which the grant will cover the first five years. The project is initially focusing on culturing cardiac muscle that could be grafted onto damaged hearts to improve their efficiency. Eventually, the researchers hope their work will enable scientists to grow a fully functional human heart. Our patented bioreactor technology and cell seeding capabilities will play a key role in the project.

     Other research we have performed has indicated that opportunities may exist to develop heart valves with our human-based tissue engineering technology. Benefits over existing solutions such as mechanical or pig valves may include increased durability, a reduced need for anticoagulant therapy and an ability to grow with the patient over time. However we are not actively pursuing these opportunities at this time.

ORTHOPEDIC
----------

     It is estimated that in the United States in 1999, there were approximately 2 million arthroscopic procedures of the knee performed, including procedures involving articular cartilage, meniscus and ligaments. There were also additional arthroscopic procedures performed in the United States, for example, in joints such as the shoulder, wrist, and ankle.

     Traumatic injuries often cause permanent damage to tissues in human joints such as cartilage, ligaments, tendon and bone. The body has a limited ability to repair these tissues on its own, and there are few treatment options available to replace damaged tissue. Cartilage and cartilage-like tissue serves diverse functions in many parts of the body such as providing a gliding surface for smooth joint motion, and serving to absorb both impact and load-force transmitted to the axial skeleton. In many cases, damage to cartilage tissue subsequently leads to further deterioration and osteoarthritis which can eventually require a total joint replacement.

     We are developing our orthopedic cartilage products through the NeoCyte Joint Venture with Smith & Nephew. By intervening early in the degenerative process, the NeoCyte Joint Venture hopes to delay or perhaps even avoid some of the total knee replacement surgeries performed annually. In addition, we believe that our three-dimensional cell development technology and proprietary manufacturing systems with our Dermagraft Joint Venture allow the regulation of critical environmental factors including oxygen tension, pressure and media composition, that may provide the necessary conditions for the production of a high tensile-strength cartilage capable of withstanding the high shear and load forces present in human joints.

     The NeoCyte Joint Venture also has a right of first negotiation to develop other tissue-engineered products for orthopedic applications such as ligament, tendon and bone. However, the NeoCyte Joint Venture is focusing its product development efforts on tissue engineered articular and meniscal cartilage.

     ARTICULAR CARTILAGE. Articular cartilage covers the opposing surfaces of all moving joints in the body. Even small defects in the articular cartilage can cause pain and subsequent restriction of joint motion. These defects greatly increase the probability of degenerative cartilage problems, such as arthritis, later in life. The primary treatment for these articular defects is to trim away intruding cartilage fragments via arthroscopy, which increases joint mobility but does not prevent long-term degenerative changes. Injuries resulting from sports trauma are a common cause of these cartilage defects. Our tissue-engineered articular cartilage could provide a significant opportunity to treat a proportion of what were estimated in 1999 to be approximately 1.1 million patients who receive articular arthroscopy each year in the United States, and others in the rest of the world, at an earlier stage of joint degeneration, thereby delaying, or in some cases eliminating, the need for total joint replacements. Products to repair articular cartilage may ultimately be used in any joint in the body, such as knees, shoulders, elbows, wrists, hips and ankles.

     The NeoCyte Joint Venture submitted an Investigational Device Exemption, or IDE, in December 1996 requesting approval to begin a pilot clinical trial with human tissue engineered articular cartilage for the repair of articular surfaces in knee joints. The FDA requested additional information with respect to the IDE. The IDE submission was based on a preclinical safety study using a small animal model. In this model, through 24 months of follow-up, no adverse events were observed with the product. Additionally, significant improvement in the repair of defects was observed in grafted versus ungrafted control sites. The grafted tissue had important medical attributes expected in healthy tissue such as a significantly more hyaline-like appearance, greater content of sulfate glycosaminoglycans, and a smoother articular surface, as compared to the untreated defects. These results demonstrated the safety of the product and also that the repair tissue was of better quality and more closely resembled adjacent normal tissue than allowing the defects to heal by natural processes.

     The NeoCyte Joint Venture has been working to further identify those critical factors believed necessary for the clinical success of an articular cartilage product, to develop a product design that addresses these factors, and to demonstrate safety and effectiveness in a large animal experimental model. The results to date show that human tissue engineered cartilage can be made, and that an osteochondral product design has shown early safety and effectiveness in a large animal experimental model of cartilage repair.

     A further IDE was submitted to the FDA in 2000. The FDA raised agency jurisdictional issues as to whether this product should be regulated as a medical device or biologic, as well as questions about the preclinical studies. We continue to work closely with the FDA to address these issues.

     MENISCAL CARTILAGE. The meniscus is a cushion that acts as a shock absorber in the knee. It is frequently damaged or destroyed by sports injury or other trauma. Current repair procedures for avascular meniscal injuries have limited success in producing a long-term repair, despite the approximately 800,000 procedures performed annually in the United States. We believe that our tissue engineering approach could offer a benefit in the repair and eventual total replacement of the meniscus. The NeoCyte Joint Venture has conducted collaborative preclinical studies with scientists under a sponsored research program which has shown that successful repair was achieved using tissue engineered meniscal allografts, in comparison to failure to heal in a control group. In pilot preclinical studies, further sponsored research performed at Children's Hospital showed that tissue-engineered meniscus can be generated and may be used for total meniscal replacement. The NeoCyte Joint Venture has developed a prototype for a tissue-engineered meniscus and laboratory and preclinical studies showed the technical feasibility of growing and implanting a tissue engineered meniscus. However, based upon available resources and the NeoCyte Joint Venture's assessment of market potential, resources are currently being focused on articular resurfacing rather than tissue-engineered meniscus.

OTHER THERAPEUTIC TISSUES

     We are actively investigating the use of our existing products for new indications, such as Dermagraft in periodontal disease.

     Also, in September 2000 we were awarded a grant in excess of $800,000 from the National Institutes of Health and the National Institute of Dental and Craniofacial Research to develop tissue-engineered cartilage for the treatment of temporomandibular disorders. Payments under the grant are payable over four years.

     In addition, many other organ tissues have been successfully grown, using our technology, that could potentially be developed into therapeutic products. These products are not currently in active development, and further development and commercialization of these or other tissues such as liver, pancreas, gastrointestinal, blood/brain barrier tissues and other orthopedic applications, will be dependent on our assessment of each tissue type's market potential and the availability of sufficient resources, either internally or through collaborations with current or future collaborators. Some of these programs are discussed below.

     Under research that we have funded, scientists have performed pilot preclinical studies with engineered cartilage and bone for reconstructive applications and have constructed an entire joint consisting of bone, cartilage and ligament. Through sponsored research with scientists at MIT and Children's Hospital, we have explored growth conditions that may allow us to grow tissue-engineered ligament and tendon in the future with biomechanical properties similar to those found in the human body.

     We have demonstrated the ability to culture enzymatically active animal and human liver cells in long-term cultures. Our system allows for the active growth of specialized liver cells which retain their ability to manufacture a variety of proteins and enzymes required for normal liver function. We have conducted pilot preclinical trials involving the implantation of engineered liver tissue into both small and large animal models.

     We have successfully replicated animal and human bone marrow and natural killer cells, which are a component of the immune system, and have conducted pilot preclinical trials involving the infusion of replicated bone marrow cells. We have also grown and grafted bone marrow cultures with high percentages of stem cells on biodegradable polymer scaffolds.

COLLABORATIONS AND STRATEGIC ALLIANCES

     Our strategy for the development, clinical testing, manufacture and commercialization of selected proposed tissue engineering products includes entering into various alliances with corporate collaborators, licensees and others from time to time. We are currently involved in the following collaborative arrangements in connection with our product development and commercialization activities.

     SMITH & NEPHEW PLC
     The Dermagraft Joint Venture is an arrangement between us and Smith & Nephew. Under this joint venture, Smith & Nephew provides marketing and sales resources, while we provide development and manufacturing resources, for the development, manufacture, and sales of wound care products. Smith & Nephew is a global medical device company with established sales in approximately 90 countries, that markets technically innovative products, principally in the areas of wound management, orthopedics and endoscopy.

     The Dermagraft Joint Venture was established in 1996. In February 2000, with a delay in the commercial introduction of Dermagraft in the United States and a requirement for an additional clinical trial by the FDA substantially increasing the partners' required investment, we agreed with Smith & Nephew to restructure the Dermagraft Joint Venture. The restructuring agreement was amended and implemented in September 2000.

     The objective of the restructuring was to defer the potential payment of certain milestones by Smith & Nephew while providing us a royalty stream and an opportunity to increase our long-term return from the venture. Specifically, except for $10 million in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, we agreed to make all other approval, reimbursement and sales milestones subject to, and payable from, joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture will pay us royalties on joint venture product sales. Under the restructured joint venture, we are sharing equally with Smith & Nephew in the expenses and revenues of the Dermagraft Joint Venture, except that we are funding the first $6 million of expenses for conducting clinical trials and regulatory support of Dermagraft and TransCyte in the treatment of venous ulcers and pressure ulcers. In addition, we funded a proportion of manufacturing and distribution costs and costs related to post-market studies for TransCyte through 1999. For more detailed information on the restructuring and the associated financial transactions, see Notes 3 and 7 to the consolidated financial statements.

     Since 1996, in addition to Smith & Nephew's share of the ongoing investments in the Dermagraft Joint Venture they have paid $25 million in fees and milestone payments. Other payments of up to $136 million will be due subject to the achievement of various regulatory, sales and profitability milestones, over the term of the agreement which terminates in the year 2046 unless extended by mutual agreement of the partners. This amount includes an additional milestone payment of $5 million which will be due if Dermagraft received regulatory approval in the United States for diabetic foot ulcers, and another $5 million if it receives reimbursement status under Medicare.

     Smith & Nephew has also made equity investments in Advanced Tissue Sciences of $35.7 million. This includes $20 million in January 1998 and $5.7 million in September 2000, the 2000 investment being part of the restructuring of the Dermagraft Joint Venture. As of March 20 2001, Smith & Nephew owns 5,104,563 shares of our common stock. See Notes 3 and 7 to the consolidated financial statements for more information on the financial transactions associated with the Dermagraft Joint Venture.

     The NeoCyte Joint Venture is an arrangement we entered into with Smith & Nephew in 1994 under which we share equally in the development, manufacturing and sales of our cartilage products for orthopedic applications. Under this joint venture, Smith & Nephew contributed the first $10 million in funding and we contributed various technology licenses related to our orthopedic research. The NeoCyte Joint Venture terminates in 2010 unless extended by the partners.

     INAMED CORPORATION
     In May 1999 we entered into a strategic alliance with Inamed for the development, manufacturing and sales of the following aesthetic and reconstructive products:

     o human collagen for wrinkle correction and potentially as a bulking agent for the treatment of urinary incontinence,
     o  products for use as a temporary covering after laser resurfacing,
     o  cartilage for plastic and reconstructive applications, and
     o  extracellular matrix for breast reconstruction.

     Inamed is a global surgical and medical device company engaged in the development, manufacturing and marketing of medical products for aesthetic medicine, plastic and reconstructive surgery and the treatment of obesity. Under this alliance, we will be responsible for the funding and development of the products and the related manufacturing processes, while Inamed will be responsible for clinical and regulatory activities. We, or an affiliate, may elect to manufacture the products developed under the agreement.

     The Inamed agreement is structured to provide us milestone payments and royalties on Inamed sales in the marketplace, as well as a transfer price for sales of our human collagen to Inamed. Under our agreement, in exchange for worldwide licensing rights, since 1999 Inamed has made a series of payments totaling $10 million, including $5 million to purchase our common stock. In 1999 Inamed also received five-year warrants to purchase up to 500,000 shares of common stock at an average exercise price of $12.80 per share. In addition to royalties on product sales, we may potentially receive up to a total of $10 million in milestones based on product approvals in the United States, over the life of the license agreement, which is the later of fifteen years or the life of certain associated patents. Fees for licensing rights and milestone payments will be recognized into revenues as the related financial commitments for product development and manufacturing processes are incurred.

     BIOZHEM COSMECEUTICALS, INC. AND SKINMEDICA, INC.
     In September 2000, we signed a developmental marketing, license and supply agreement with Biozhem. Under the agreement, we granted a license to use and will sell NouriCel to Biozhem. NouriCel is a patent-pending by-product of our tissue engineering processes and will be used in Biozhem's branded skin care products sold through specified direct marketing channels. As well as a transfer price paid to us by Biozhem for NouriCel, we will be entitled to specified milestone payments and future royalties on sales of Biozhem's products in the skin care marketplace. Additionally, we were granted warrants to purchase Biozhem common stock at specified prices in future time periods. The agreement will remain in effect until March 31, 2011, subject to termination by us or Biozhem in the event of the failure of the other party to meet stated performance requirements.

     In October 2000, we signed a developmental marketing, license and supply agreement with SkinMedica. Under this agreement, we granted a license to use and will sell NouriCel to SkinMedica, to be used in SkinMedica's branded skin care products sold through a network of dermatologists and plastic surgeons. We will be entitled to a transfer price paid to us by SkinMedica for NouriCel and to specified milestone payments and future royalties on sales of SkinMedica's products in the skin care marketplace. We were also granted warrants to purchase SkinMedica common stock at specified prices in future time periods. The agreement will remain in effect until 10 years after the first commercial sale, subject to termination by us or SkinMedica in the event of the failure of the other party to meet stated performance requirements.

     MASSACHUSETTS INSTITUTE OF TECHNOLOGY/CHILDREN'S HOSPITAL IN BOSTON
     In connection with an acquisition in September 1992, we entered into a license agreement with MIT and Children's Hospital. Under the license agreement, we have rights to certain MIT and Children's Hospital patents and technology which relate to tissue engineering, organ transplantation and polymer science. To retain these rights, we are required to meet diligence requirements with respect to advancing the licensed technology, which we have met to date. We also remain responsible for associated patent costs and related maintenance fees.

     GEORGIA TECH
     Georgia Tech is recognized as having a leading academic program in biomedical engineering. In 1997, we entered into a research agreement providing for the investigation of the effect of fluid flow on the biological response of cartilage cells, or chondrocytes. In 1998, we entered into additional research collaborations that ended in 2000 relating to the study of bioreactor fluid mechanics. Georgia Tech has also collaborated with us on our cardiovascular program, performing biomechanical property tests of bio-engineered vascular grafts as compared to native coronary vessels. In 1999 we began a research collaboration investigating tissue engineering for bone repair, and this project continues into 2001. Additionally, we are a participant in an internship program for students in the Georgia Tech Bioengineering Program and an active member of the Georgia Tech Educational Partners Program.

     UNIVERSITY OF CALIFORNIA, SAN DIEGO
     In October 1997, we were awarded a three-year Advanced Technology Program grant from the National Institute of Standards and Technology to develop tissue engineered vascular grafts for the treatment of coronary and peripheral artery vascular diseases. The grant proposal was submitted in collaboration with the Department of Bioengineering at UCSD. Under the award, we led a multi-disciplinary effort in collaboration with the UCSD Bioengineering Department to design, construct and evaluate tissue engineered vascular grafts produced from cells grown on a biocompatible scaffold. Results to date indicate that tissue engineered vascular grafts can be formed in vitro using a specifically designed bioreactor, and early phase animal studies indicate that these grafts have the potential to function in vivo. In additional collaborations with UCSD we are investigating the growth of tissue engineered cartilage with mechanical properties approaching those of normal human cartilage, for orthopedic and craniofacial applications.

     UNIVERSITY OF WASHINGTON, SEATTLE
     In May 2000, the University of Washington was awarded a Bioengineering Partnership grant by NIH, for $10 million over 5 years, with the goal to tissue engineer cardiac muscle. We are active collaborators on this grant, with the role of developing bioreactor technology for cardiac tissue growth, and to develop cells appropriate for cardiac tissue engineering.

     UNIVERSITY OF ARIZONA
     The University of Arizona is a recognized leader in cardiovascular research. In November 2000 we received an award from NIST, for $2 million over 3 years, to develop ischemic repair devices for cardiac and peripheral applications. This product concept is based on research observations that tissue engineered products secrete angiogeneic factors and are able to induce angiogenesis in vitro and in vivo. University of Arizona will be responsible for performing animal studies investigating safety and effectiveness of the tissue engineered products developed under this award.

SALES AND MARKETING

     TransCyte was approved in the United States for use as a temporary covering for excised full-thickness burns in March 1997 and for use in partial-thickness burns in October 1997. Prior to October 1998, TransCyte was marketed through our own direct sales force in the United States, where the markets are relatively concentrated in specialized burn centers. TransCyte has also been approved in Canada and is being introduced in Australia, New Zealand and several European countries including the United Kingdom for severe and partial-thickness burns. In October 1998, we made the decision to discontinue the operations of our direct sales force and TransCyte is now being marketed for burns in the United States, Canada and, subject to foreign regulatory approvals, in the rest of the world, through the Dermagraft Joint Venture by Smith & Nephew.

     Subject to regulatory approvals, Dermagraft for diabetic foot ulcers will be marketed through the Dermagraft Joint Venture by Smith & Nephew. Dermagraft is currently being marketed through the Dermagraft Joint Venture by Smith & Nephew in Canada, Australia, New Zealand, the United Kingdom and other European countries.

     During the year ended December 31, 2000, $12.8 million of the $12.9 million we recognized in revenues from product sales are attributable to product sales of Dermagraft and TransCyte to the Dermagraft Joint Venture with Smith & Nephew.

     During 1999, Inamed Corporation licensed rights to several of our human-based, tissue-engineered products for aesthetic and certain reconstructive applications. In connection with these licensed rights, Inamed would be responsible for all sales and marketing activities, subject to successful development and regulatory approval.

     In 2000, Biozhem and SkinMedica licensed rights to sell NouriCel in the skin care marketplace. Both companies are expected to launch their formulations in 2001. Such product launches and their timing are subject to the results of ongoing product evaluations, and to the ability of Biozhem and SkinMedica to raise sufficient funds for the significant investment required to launch their formulations in the respective markets.

RESEARCH AND DEVELOPMENT

     To date, we have invested a substantial proportion of our resources in research related to our three-dimensional cell development technology, clinical trials of potential products related to this technology, the development of products and the development of manufacturing systems and processes. In the years ended December 31, 2000, 1999 and 1998 we incurred the following research and development costs (in millions):

                                               2000         1999         1998
                                             --------     --------     --------
 Total Research & Development Costs           $ 13.1       $ 16.3       $ 15.1
 Of which: Costs Incurred for Customer
    Sponsored Research *                         8.9         12.7          8.5

    * Research conducted for our joint ventures with Smith & Nephew or research reimbursable under grants

     We expect to continue to incur substantial research and development costs, clinical trials costs, product development costs, and costs for the development of manufacturing processes and systems related to our three-dimensional cell development technology.

     We have established our own research and development laboratory facilities, are collaborating with academic and medical institutions, and have entered into agreements with several other companies and institutions to assist in developing our technology. We expect to continue to enter into various collaborations with corporate partners, licensees and others from time to time. In the event that we are unable to obtain or maintain these arrangements, we may need to expand our own facilities for research and development, clinical testing or other arrangements with third parties for certain proposed applications of our technology. The failure to obtain or maintain such arrangements on desirable terms could have an adverse impact on our ability to maintain operations.

EMPLOYEES

     As of March 20, 2001, we employed 192 people, of whom 52 were engaged in research and development, 89 in operations, and 51 in marketing and administrative functions. Our staff includes 15 employees with Ph.D. or M.D. degrees. None of our employees are represented by a labor union, and we believe that our employee relations are good.

DEPENDENCE ON CERTAIN SUPPLIERS

     Although most of the raw materials used in the manufacture of our products are available from more than one supplier, for regulated products such as Dermagraft and TransCyte, changes in certain critical components could cause the FDA or other regulatory agencies to require us to prove that new materials are equivalent to those originally specified, or potentially to modify or perform additional clinical trials. This could have the effect of restricting our ability to sell our regulated products. To date, we have not experienced difficulty in obtaining necessary raw materials.

     For example, the mesh framework we use in Dermagraft is available under a supply agreement with only one FDA-approved manufacturing source. Similarly, the synthetic mesh framework we use in TransCyte is only available under a supply agreement with a different FDA-approved manufacturing source. Because the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain component parts and packaging materials in their applications, FDA approval of a new supplier would be required if these materials became unavailable from the current supplier. As a result, any significant supply interruption would adversely affect our clinical trials as well as product development and marketing programs. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could have a material adverse effect on our ability to manufacture products.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of our present and proposed products and in our ongoing research and product development activities. Our preclinical studies and clinical trials and the manufacturing and marketing of our products are subject to extensive, costly and rigorous regulation by various governmental authorities in the United States and other countries. Many of our proposed products will require regulatory approval prior to commercialization, and will be subject to rigorous preclinical and clinical testing as a condition of approval by the FDA and by similar authorities in foreign countries. The process of obtaining required regulatory approvals by the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product. Also, any products we develop, independently or in collaboration with others, may not meet applicable regulatory criteria to receive the required approvals for manufacturing and marketing. Additionally, we may be required to withdraw from any market a product previously approved for sale.

     In the United States, the FDA regulates the clinical testing, manufacture, distribution and promotion of medical devices, biologics and pharmaceuticals under the Federal Food, Drug and Cosmetic Act, or the FD&C Act, and its related regulations. TransCyte, Dermagraft and cartilage products are subject to regulation by the FDA as medical devices. Our other tissue products, currently in various stages of development, could be regulated as medical devices, biologic products or pharmaceutical products. Legislative and regulatory initiatives concerning the regulation of tissue and organ transplants are ongoing and could possibly affect the future regulation of our tissue-engineered products. It is not possible at the present time to predict accurately either the time frame for such action, or the ultimate effect that such initiatives could have, if any, on the products under development. Unlike PMA submissions for medical devices, the FDA has no regulatory time limit within which it must review and act upon submissions treated as biologics. As a result, the time period for final action often takes several years from submission, usually exceeding that expected for a PMA application.

     To obtain FDA approval to market medical devices that are not substantially equivalent to existing devices, the FDA requires proof of safety and efficacy in human clinical trials performed under an IDE. An IDE application must contain preclinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the IDE application is approved, human clinical trials may begin. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of a PMA application. Premarket approval or clearance from the FDA is required before commercial distribution of medical devices can be undertaken in the United States.

     The PMA application for a medical device must be supported by extensive data, including preclinical and human clinical trial data, to prove the safety and efficacy of the device, and information about the device and its components including, among other things, manufacturing, labeling and promotion. By regulation, the FDA has 180 days to review a PMA application and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. While the FDA has responded to PMA applications within the allotted time period, reviews more often occur over a significantly protracted period, often twelve to thirty-six months, and a number of devices for which a PMA application was submitted by other companies have never been approved for marketing. The 180-day review time is often significantly exceeded, as the FDA may need additional information or clarification of information provided. The FDA may also make a determination that, based on deficiencies in the application or its interpretation of the information provided, additional clinical trials are required. The PMA process is lengthy and expensive and we may never obtain FDA approval.

     If the FDA's evaluation of the PMA application is favorable, the FDA typically issues a letter requiring the applicant's agreement to specific conditions, such as changes in labeling, or specific additional information to secure final approval of the PMA application. Once the requirements are satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, such as restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of certain modifications to the device, its labeling or its manufacturing process.

     We have constructed a commercial manufacturing facility for TransCyte and Dermagraft, where we also currently plan to produce human collagen and NouriCel. This facility must be registered, inspected, and licensed by various regulatory authorities, including the California Department of Health and Human Services, and must comply with FDA's Current Good Manufacturing Practice, or cGMP, requirements which set forth a framework for medical device design, manufacturing and other quality system requirements. With respect to the manufacture of products subject to FDA jurisdiction, we will be subject to routine inspection by the FDA and certain state agencies, including the California Department of Health and Human Services, for compliance with cGMP requirements, adverse event reporting requirements, and other applicable regulations.

     If as a result of FDA inspections, adverse event reports or information derived from any other source, the FDA believed we were not in compliance with laws or regulations, or that our products posed a significant health risk, the FDA could act in a number ways. They could refuse to approve pending PMA applications; withdraw previously approved PMA applications; require notification to users regarding risks; request corrective labeling, promotional or advertising materials; issue warning letters; require us to temporarily suspend marketing or undertake product recalls; impose civil penalties; or institute legal proceedings to detain or seize products, enjoin future violations, or seek criminal penalties against us, our officers or our employees. Civil penalties may not be imposed for cGMP violations unless the violations involve a significant or knowing departure from the requirements of the FD&C Act or a risk to public health. The FDA provides manufacturers with an opportunity to be heard prior to the assessment of civil penalties. If civil penalties are assessed, judicial review is available.

     In addition, Congress approved the Food and Drug Administration Modernization Act of 1997 or Modernization Act. The Modernization Act made changes to the device provisions of the FD&C Act and other provisions in the Modernization Act affecting the regulation of devices. Among other things, the changes affect the IDE and PMA processes, and also affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and post-market surveillance, accredited third party review, and the dissemination of off label information. We are still evaluating the effect the changes will have on the regulation of our products. We may incur significant costs to comply with laws and regulations in the future, and new and current laws and regulations may have a material adverse effect upon our business, financial condition or results of operations.

     Although the FDA has classified TransCyte as a medical device, the state of California and the state of New York have notified us that we must register as a tissue bank in order to manufacture or distribute TransCyte in those states. Although some states do not regulate tissue banks, there are certain other states besides California and New York that do. Such states could take a position similar to California and New York with regard to the regulatory status of TransCyte. In June 1997, we submitted a petition to the FDA requesting an advisory opinion that the FDA's federal regulation of this product as a medical device pre-empts conflicting New York statutes from regulating the product as banked human tissue. In January 2000, the FDA responded to our request with an opinion stating that New York State tissue bank licensing requirements were not pre-empted by the FDA's federal regulation. As a result, we have initiated discussions at the individual state level, beginning with the State of California, in an attempt to resolve this matter. Subject to the outcome of these discussions, we and our customers could be subjected to a costly new layer of regulation. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. We are currently distributing TransCyte in California and New York under a provisional tissue banking license that enables us to charge a fee for services rendered at a profit. Due to the similarities of our products, regulations applicable to TransCyte are also expected to apply to our Dermagraft product, and potentially to NeoCyte.

PATENTS AND PROPRIETARY RIGHTS

     Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on patents, trademarks, trade secrets, copyrights and know-how to maintain our competitive position. As of March 1, 2001, we own 43 issued patents in the United States and, in addition, 48 counterparts to some of the United States patents have been issued in several foreign countries. The United States patents expire at various times between 2005 and 2018.

     In October 1990, we received a United States patent on our three-dimensional cell development technology. This product patent covers three-dimensional living stromal tissue produced by culturing stromal cells in vitro on a biocompatible framework. The stromal tissue provides the growth factors and structural proteins used in our three-dimensional matrix to grow organ tissues. This patent expires in October 2007. In September 1995, we were granted a corresponding patent by the European Patent Office covering a three-dimensional stromal tissue and methods of use to grow skin, bone marrow and liver tissue. The patent will expire in April 2007. In November 1998, we were granted a corresponding patent by the Japanese Patent Office. The Japanese patent will also expire in April 2007.

     In November 1993, we received a United States patent relating to Dermagraft, covering both three-dimensional dermal tissue and full-thickness skin tissue cultured on living stromal tissue prepared in vitro and, in August 1995, received a United States patent covering the growth and implantation of our Dermagraft dermal skin replacement. These patents expire in November 2010 and August 2012, respectively. In October 1995, a United States patent was issued relating to TransCyte. This product patent covers a variety of transitional burn coverings that use a synthetic membrane with an attached dermal component. This patent will expire in October 2012.

     In July 1998, we received a U.S. patent covering three-dimensional tissue products made with genetically-modified cells for gene therapy applications. Under the technology described in the patent, genetically-modified tissues can be grown on a biocompatible scaffold using genetically engineered stromal cells, genetically engineered parenchymal cells or both. The patent comprises both product and method of use claims. This patent will expire in July 2015. A complementary U.S. patent covering methods for preparing genetically-modified, three-dimensional tissues was issued in January 1999. In December 1998, we received a U.S. patent covering an apparatus for the growth and packaging of three-dimensional tissue constructs. The apparatus is presently being used by the Company as a "bioreactor" for the automated production of Dermagraft and TransCyte. This patent expires in December 2015.

     In June 1998, three U.S. patents covering the growth of vascularized human tissues or organs on three-dimensional biocompatible, biodegradable and non-biodegradable polymer scaffolds inside the body were issued to MIT and Children's Hospital. These patents, which have been licensed to us for a broad range of tissues and organs, complement our core patents covering the growth of tissues outside the body. Our licensed rights to these patents extend until October 2013.

     In October 1999, we received a U.S. patent covering three-dimensional stromal tissue cultures containing mesenchymal stem cells and methods for preparing these cultures. Human mesenchymal stem cells are a specialized type of stem cell and are believed to be the progenitors, or parent cells, responsible for the formation of cartilage, bone, muscle, tendon, ligament or other connective tissues. The patent covers culturing mesenchymal stem cells in vitro on any biodegradable or non-biodegradable three-dimensional framework, including a mesh or sponge. This patent complements our patent issued in May 1999 which covers the growth of living cartilage from mesenchymal stem cells, chondroprogenitor cells and umbilical cord cells as well as mature chondrocytes and fibroblasts. This patent expires in 2006.

     In January 1999, we received a U.S. patent covering the tissue engineering of three-dimensional tubular structures including but not limited to blood vessels, living stents, gastrointestinal structures, and tissues of the genitourinary tract. This patent gives us a proprietary position for the production of these tissue replacements for the cardiovascular market and for products addressing digestive system disorders and reproductive and urinary dysfunction. This patent expires in 2007.

     During calendar year 2000, we received four U.S. patents including a broad patent covering our bioreactor technology. The patent gives us a proprietary position in the equipment used for sterilizing, seeding, culturing, storing, shipping, and testing three-dimensional tissue constructs. This patent expires in 2017.

     Our other patents issued in the United States cover tissue-engineered compositions, apparatus and methods for preparing them, and processes for therapeutic applications and laboratory testing. These patents expire between 2005 and 2018. We have additional pending United States and foreign patent applications related to our tissue engineering technology. In addition, we have certain licensing rights to United States and foreign patents and patent applications filed by MIT related to cell growth and organ regeneration and repair, and biodegradable polymers, subject to certain limitations as to applicable tissues and fields of use, and by the University of Florida related to a stem cell proliferation factor.

     Our patent applications may not result in issued patents, and current or future issued or licensed patents, trade secrets or know-how may not protect us against competitors with similar technologies or processes. Others may infringe or design our patents even if issued or independently develop proprietary technologies or processes which are the same as or substantially equivalent to ours. We could also incur substantial costs in defending ourselves in suits brought against us on such patents, or in bringing suits to protect our patents or patents licensed by us against infringement. In addition to patent protection, we rely on trade secrets, proprietary know-how and technological advances which we seek to protect in part by confidentiality agreements with our collaborative partners, employees and consultants. However, these agreements may be breached and our remedies for any breach may be inadequate, or our trade secrets may become known or independently discovered by competitors.

TECHNOLOGICAL CHANGE AND COMPETITION

     The biomedical technology industry is subject to rapid, unpredictable and significant technological change. Competition from universities, research institutions and pharmaceutical, chemical and biotechnology companies is intense. Many competitors or potential competitors have greater financial resources, research and development capabilities and manufacturing and marketing experience than us. In general, the first biomedical product to be commercialized for a particular therapeutic indication is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we can develop products, complete clinical trials, obtain regulatory approvals and develop commercial manufacturing capability may be determinative factors in establishing our competitive position. Our ability to attract and retain qualified scientific, manufacturing, marketing and other personnel, obtain and maintain patent protection and secure funding are also expected to be key competitive factors for us.

     In the field of tissue engineering and the treatment of damaged or diseased tissue, we compete with several companies which are developing various tissue replacement products, including skin substitutes and cultured cartilage. In addition, we are aware of a number of biotechnology, pharmaceutical, medical device and chemical companies that are developing other types of products as alternatives to tissue replacement for a variety of indications, including burns and chronic skin ulcers. These treatments employ a variety of approaches such as growth factors, tri-peptides and completely synthetic materials.

     In the area of burns, we compete primarily with cadaver skin or pig tissue. We are also aware of several companies that have developed technologies involving processed cadaver skin used as a dermal replacement, such as LifeCell Corporation, or sheets of epidermis grown from the patient's own skin, such as Genzyme Tissue Repair and Cell Culture Technology. Integra Life Sciences is marketing, through Johnson & Johnson, their Integra Artificial Skin, consisting of a bovine collagen and glycosaminoglycan matrix with a synthetic polymer covering, for the treatment of burn wounds. In addition, we are aware that Ortec International, Inc. has filed a Pre-Market Approval application with the FDA for its composite cultured skin product, consisting of fibroblasts and keratinocytes on a bovine collagen sponge, for the treatment of burn wounds. Ortec has also received approval from the FDA to market its composite cultured skin product for use in patients with Recessive Dystrophic Epidermolysis Bullosa undergoing hand reconstruction. The approval was granted under the Humanitarian Device Exemption, or HDE provision. An HDE is an FDA clearance that allows medical devices that provide safe treatment to be available for patients with rare medical conditions that affect fewer that 4,000 individuals in the U.S. per year.

     Several other companies are also developing or plan to develop growth factors as a treatment for partial-thickness or small full-thickness wounds.

     In the area of diabetic foot ulcers, Chiron Corporation and the Ortho-McNeil division of Johnson & Johnson, have received FDA approval and are marketing a platelet-derived growth factor, or PDGF. Organogenesis, Inc. has received approval and is marketing, under an alliance with Novartis Pharma AG, Apligraf, a product using cultured human cells seeded onto a bovine collagen matrix, also for the treatment of diabetic foot ulcers, having received FDA approval to market Apligraf in the treatment of venous ulcers in May 1998.

     Potential competition for our human collagen product, to be marketed by Inamed within the wrinkle revision market, will, we believe, come primarily from existing therapies such as collagen derived from bovine and cadaver sources. We are aware of potential competitors capable of producing recombinant human collagen, however, to our knowledge they have not demonstrated the ability to produce a viable commercial application. For certain indications within the wrinkle revision market, we believe that our human collagen will compete with Botox, marketed and manufactured by Allergan, Inc.

     Competition in the cosmeceuticals field is very highly fragmented. The success of products containing NouriCel will, we believe, be dependent upon our ability to demonstrate NouriCel's therapeutic value, and upon the marketing efforts of our current and future collaborators.

     With respect to cartilage repair, Genzyme Tissue Repair is currently selling a service to process a patient's own cartilage cells as a treatment for articular defects in the knee. We are aware that Integra and Osiris Therapeutics, Inc. are also engaged in research on cartilage regeneration products. We are not aware of any competitor that is developing an off-the-shelf, human cartilage tissue that can be inserted in an arthroscopic procedure.

     For all of our products, we expect to compete primarily on the uniqueness of our technology and product features, on the quality and cost-effectiveness of our products, and on the timing of commercial introduction. We believe that our tissue-engineered products may have many attributes that differentiate them from other competitors, including the fact that they are human-based tissue products designed to be readily available and stored at the customer's location. However, other factors such as our ability to secure regulatory approval for our products, to implement production and marketing plans and to secure adequate capital resources, will also impact our competitive position. We may not have the resources to compete successfully and competition may adversely affect our results of operations or our ability to successfully market our products.

     Sales of Dermagraft, TransCyte and any potential products in markets other than patient pay markets will be affected by our success, or the Dermagraft Joint Venture's success, in obtaining product reimbursement from both national healthcare systems and private insurers.

RISKS RELATED TO OUR BUSINESS

     WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

     To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses. To December 31, 2000, we had incurred cumulative net operating losses of $264.3 million. Our ability to achieve profitability depends in part upon our ability to successfully manufacture and market Dermagraft and TransCyte for skin ulcers and burns, and to manufacture collagen and our nutrient solution for aesthetic applications. We may never achieve a profitable level of operations or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

     IF OUR PRODUCTS FAIL IN CLINICAL STUDIES, WE WILL BE UNABLE TO OBTAIN FDA APPROVAL AND WILL NOT BE ABLE TO SELL THOSE PRODUCTS.

     To sell our products that are under development, and our existing products for additional applications, we must receive regulatory approvals. To obtain those approvals, we must conduct clinical studies demonstrating that our products are safe and effective, which can be expensive and time-consuming. We may be unable to obtain FDA approval on a timely basis, if at all. If we cannot obtain FDA approval for a product or any additional application of a product, that product cannot be sold and revenues will suffer.

     Early in 1998, an FDA Advisory Panel recommended the FDA approve Dermagraft for marketing in the United States for the treatment of diabetic foot ulcers. The Advisory Panel's recommendation included certain conditions we would have needed to satisfy after the commercial introduction of Dermagraft. However, in June 1998, the FDA requested we complete an additional controlled clinical trial to support our application for approval to market Dermagraft for the treatment of diabetic foot ulcers. The clinical trial began in late 1998 and the results of a planned interim analysis of data from this trial were announced in December 1999. These data showed that, although statistical significance was not achieved at the interim analysis, Dermagraft was healing more ulcers than the control treatment in those diabetic foot ulcers having a duration of greater than six weeks. In February 2000, the FDA approved an application for an amendment to the Investigational Device Exemption, or IDE, for the clinical trial of Dermagraft in the treatment of diabetic foot ulcers. Based on the data presented to the FDA in December 1999, the IDE has been amended to revise the enrollment criteria and the statistical plan for data analysis. Enrollment in this additional clinical trial has been completed and we submitted our PMA application for approval of Dermagraft for the treatment of diabetic foot ulcers to the FDA in August 2000. In February 2001, we received a letter from the FDA stating that the FDA has completed its initial review of the PMA application and requesting clarification and additional information. We are continuing to work with the FDA to provide the additional information requested. However, the FDA may never approve our application.

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

     The further development of our technology and products as well as any further development of manufacturing capabilities or the establishment of additional sales, marketing and distribution capabilities will require the commitment of substantial funds. Our existing working capital will not be sufficient to meet our needs. Potential sources of additional funds include payments from our alliances with Smith & Nephew and Inamed Corporation. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture or, to a lesser extent, the NeoCyte Joint Venture, we would experience a substantial increase in the need for and use of our working capital to support the commercialization and manufacture of our Dermagraft and TransCyte products or the development of our orthopedic cartilage products, and we would need to pursue other means to obtain funds, such as public or private offerings of debt or equity securities, collaborative agreements or extensions of existing arrangements.

     We may not satisfy the milestones for additional funds under the joint ventures with Smith & Nephew or the alliance with Inamed. We also may not be able to obtain adequate funds under other existing or future arrangements when such funds are needed or, if available, on terms acceptable to us.

     Insufficient funds may require us to delay, scale back or eliminate certain of our research and product development programs, license third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, or attempt to merge with another entity or otherwise reduce or cease operations.

     OUR PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET, AND MAY NOT BE SUCCESSFULLY COMMERCIALIZED BECAUSE PHYSICIANS AND PATIENTS MAY NOT PURCHASE OR USE THEM.

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

     We are relying on Smith & Nephew, Inamed Corporation and others to market our products both domestically and internationally. Our success in generating market acceptance of Dermagraft and TransCyte will depend on the marketing efforts of Smith & Nephew. Market acceptance of human collagen will depend in part on the marketing efforts of Inamed Corporation. We cannot control the amount and timing of resources that Smith & Nephew, Inamed or others may devote to marketing and selling our products. In addition, the Dermagraft and NeoCyte Joint Venture agreements provide that they may be terminated before their expiration under certain circumstances that are outside our control. If Smith & Nephew does not perform its obligations as expected or if Smith & Nephew has a strategic shift in its business focus, it would be difficult for us to successfully complete the development efforts of the Dermagraft Joint Venture and NeoCyte Joint Venture. Our failure to achieve broad use of Dermagraft for the treatment of diabetic foot ulcers and, to a lesser extent, TransCyte for burn care and human collagen for aesthetic applications, would hurt our ability to generate revenues and any future profits.

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

     For example, in June 1998, the FDA indicated that our marketing application for Dermagraft for the treatment of diabetic foot ulcers was not approvable without supportive data from an additional clinical trial. We reached the primary endpoint in the additional clinical trial and submitted a PMA to the FDA in August, 2000, however, if we do not subsequently receive FDA approval it will prevent or at least delay sales of Dermagraft in the United States.

     In addition, although the FDA has classified TransCyte as a medical device, the state of California and the state of New York have notified us that we must register as a tissue bank to manufacture or distribute TransCyte in those states. Although some states do not regulate tissue banks, there are certain other states besides California and New York that do. Such states could take a position similar to California and New York with regard to the regulatory status of TransCyte. In June 1997, we submitted a petition to the FDA requesting an advisory opinion that the FDA's federal regulation of this product as a medical device preempts conflicting New York laws from regulating the product as banked human tissue. In January 2000, the FDA denied our petition to preempt applicable New York laws, determining that state legislation would prevail. In view of the FDA's decision, the Company has initiated discussions at the individual state level, beginning with the state of California in an attempt to resolve this matter. Unless the outcome of these discussions concludes otherwise, we and our customers will be subjected to a costly new layer of regulation. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. We are currently distributing TransCyte in California and New York under tissue banking licenses. Due to the similarities of our products, regulations applicable to TransCyte are also expected to apply to our Dermagraft product and potentially to our NeoCyte product as well.

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

     Our ability to commercialize products successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. In the United States, government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new products. In some cases, such payors may refuse to provide any coverage for uses of approved products for indications that the FDA has not granted marketing approval. Initiatives to reform healthcare delivery are increasing these cost containment efforts. As managed care organizations continue to expand as a means of containing healthcare costs, we believe there may be attempts by such organizations to restrict the use of, delay authorization to use, or limit coverage and the level of reimbursement for, new products, such as those being developed and commercialized by us, pending completion of cost/benefit analyses of such products by those managed care organizations. Internationally, where national healthcare systems are prevalent, little, if any, funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

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

     The market price of our common stock has fluctuated significantly in recent years and is likely to fluctuate in the future. For example, from April 1998 to March 2001, our common stock has closed as high as $12.13 per share and as low as $1.97 per share. Factors contributing to this volatility have included:

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

ITEM 2.  PROPERTIES

     We lease approximately 85,000 square feet of space at our headquarters facility, of which approximately 89% is allocated to manufacturing and research. The leases for this facility expire in December 2005. In addition, we lease approximately 6,900 square feet of manufacturing and research space under a five-year lease that expires in 2002. Our facilities are all located in San Diego, California.

     We believe that our property and equipment are generally well maintained, in good operating condition and are sufficient to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS

     There is no material litigation currently pending against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is traded on the National Association of Securities Dealers Automated Quotation , or Nasdaq, National Market under the symbol ATIS. The last reported high and low sales prices as reported for our common stock by Nasdaq for the last two fiscal years are set forth below. Such quotations represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                                                  HIGH            LOW
                                                --------       ---------
      YEAR ENDED DECEMBER 31, 2000:
         First Quarter                          $ 16.00         $  2.50
         Second Quarter                            8.75            3.75
         Third Quarter                             8.63            5.00
         Fourth Quarter                            8.00            2.97

      YEAR ENDED DECEMBER 31, 1999:
         First Quarter                         $   3.25         $  1.78
         Second Quarter                            6.00            1.94
         Third Quarter                             3.91            2.88
         Fourth Quarter                            3.94            2.13

HOLDERS

     As of December 31, 2000, there were 1,396 holders of record of our common stock.

DIVIDENDS

     We have never paid cash dividends on our common stock and do not expect to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     In September 2000 we sold 3,494,365 shares of our common stock to the State of Wisconsin Investment Board at $5.7235 per share, resulting in proceeds of $20 million. We subsequently filed a Form S-3 registration statement registering the 3,494,365 shares of common stock for resale, which was declared effective in October 2000. We also issued 770,453 shares of common stock to Smith & Nephew in September 2000 as payment for the remaining balance of $5.7 million outstanding on a loan from Smith & Nephew relating to the NeoCyte Joint Venture. Each of the transactions were private offerings exempt from registration with the Securities and Exchange Commission under Section 4(2) of, and Regulation D, promulgated under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     Our selected financial data appears in a separate section of this Annual Report on Form 10-K on page F-1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations appears in a separate section of this Annual Report on Form 10-K beginning on page F-2.

ITEM 7A.  MARKET RISK

     Information concerning market risk relating to our financial instruments is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page F-2 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our financial statements and schedules, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two years prior to the date of the most recent financial statements and the subsequent interim period, we have not had a change in our independent auditors nor have there been any disagreements between us and our independent auditors.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections titled "Directors and Nominees", "Board Meetings and Committees" and "Executive Officers" appearing in our Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section titled "Executive Compensation" appearing in our Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section titled "Principal Stockholders" appearing in our Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section titled "Certain Transactions" appearing in our Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:
            --------------------

     The following financial statements of Advanced Tissue Sciences, Inc. and of the Dermagraft Joint Venture are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                                         PAGE
                                                                         ----

   Consolidated Financial Statements of Advanced Tissue Sciences, Inc.:
     Consolidated Balance Sheets as of December 31, 2000 and 1999......  F-9
     Consolidated Statements of Operations for the Years Ended
       December 31, 2000, 1999 and 1998................................  F-10
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and 1998................................  F-11
     Consolidated Statements of Stockholders' Equity for the Years
       Ended December 31, 2000, 1999 and 1998..........................  F-12
     Notes to the Consolidated Financial Statements.................... F-13 to
                                                                         F-26
     Report of Ernst & Young LLP, Independent Auditors.................  F-27
   Combined Financial Statements of the Dermagraft Joint Venture:
     Combined Balance Sheets as of December 31, 2000 and 1999..........  F-28
     Combined Statements of Operations for the Years Ended
       December 31, 2000, 1999 and 1998................................  F-29
     Combined Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and 1998................................  F-30
     Combined Statements of Partners' Capital for the Years
       Ended December 31, 2000, 1999 and 1998..........................  F-31
     Notes to the Combined Financial Statements........................ F-32 to
                                                                         F-35
     Report of Ernst & Young LLP, Independent Auditors.................  F-36

     (2) Financial Statement Schedules:
         -----------------------------

     All schedules have been omitted, since they are not applicable, not required or the information is included in the financial statements or the notes thereto.

     (3) Exhibits:
         --------

 Exhibit
   No.                     Title                       Method of Filing
 -------                   -----                       ----------------
   3.1       Amended and Restated Certificate     Incorporated by Reference to
             of Incorporation of the Company      Exhibit 3.1 to the Company's
                                                  Form 10-Q for the Quarter
                                                  Ended June 30, 2000

   3.2       Restated By-Laws of the Company      Incorporated by Reference to
                                                  Exhibit 3.2 to the Company's
                                                  Form 10-Q for the Quarter
                                                  Ended June 30, 2000

   3.3       Certificate of Designations,         Incorporated by Reference to
             Preferences and Rights of Series B   Exhibit 3.1 to the Company's
             Convertible Preferred Stock of       Current Report on Form 8-K
             of Advanced Tissue Sciences, Inc.    dated July 10, 1998

   4.1       Rights Agreement, Dated as of        Incorporated by Reference to
             January 6, 1995, between the Company Exhibit 1 to the Company's
             and Chemical Trust Company of        Current Report on Form 8-K
             California, including the            dated January 5, 1995
             Certificate of Determination for
             the Series A Junior Participating
             Preferred Stock as Exhibit A, the
             Form of Summary of Rights to Right
             Certificate as Exhibit B and the
             Purchase Preferred Shares as
             Exhibit C

   4.2       First Amendment to Rights Agreement  Incorporated by Reference to
             entered into as of November 8,       Exhibit 1 to the Company's
             1999, between ChaseMellon            Form 8-A, as amended, dated
             Shareholder Services, L.L.C. and     November 10, 1999
             Advanced Tissue Sciences, Inc.

   4.3       Second Amendment to Rights           Incorporated by Reference to
             Agreement entered into as of         Exhibit 1 to the Company's
             December 13, 1999, between Chase-    Form 8-A, as amended, dated
             Mellon Shareholder Services, L.L.C. March 28, 2000 and Advanced Tissue Sciences, Inc.

   4.4       Common Stock Purchase Warrant        Incorporated by Reference to
             between the State of Wisconsin       Exhibit 4.1 to the Company's
             Investment Board as Trustee for the  Form 10-Q for the Quarter
             Fixed Retirement Investment Trust    Ended September 30, 1999
             and Advanced Tissue Sciences, Inc.
             Dated November 10, 1999

   4.5       Common Stock Purchase Warrant        Incorporated by Reference to
             between the State of Wisconsin       Exhibit 4.2 to the Company's
             Investment Board as Trustee for the  Form 10-Q for the Quarter
             Variable Retirement Investment       Ended September 30, 1999
             Trust and Advanced Tissue Sciences,
             Inc. Dated November 10, 1999

  10.1       Form of Indemnification Agreement    Incorporated by Reference to
             Between the Company and Each of the  Exhibit 10.6 to the Company's
             Directors of the Company             Annual Report on Form 10-K for
                                                  the Year Ended January 31,
                                                  1991

  10.2+      Nonqualified Stock Option            Incorporated by Reference to
             Agreement, Dated June 3, 1991        Exhibit 19.1 to the Company's
             between the Company and Arthur J.    Form 10-Q for the Quarter
             Benvenuto                            Ended July 31, 1991

 Exhibit
   No.                     Title                       Method of Filing
 -------                   -----                       ----------------
  10.3+      Nonqualified Stock Option            Incorporated by Reference to
             Agreement, Dated June 3, 1991        Exhibit 19.2 to the Company's
             between the Company and Dr. Gail K.  Form 10-Q for the Quarter
             Naughton                             Ended July 31, 1991

  10.4**+    Advanced Tissue Sciences, Inc. 1997  Incorporated by Reference to
             Stock Incentive Plan                 Exhibit 99.1 to the Company's
                                                  Registration Statement No.
                                                  333-36879 on Form S-8

  10.4(a)+   Form of Stock Option Agreement       Incorporated by Reference to
                                                  Exhibit 99.2 to the Company's
                                                  Registration Statement No.
                                                  333-36879 on Form S-8

  10.4(b)+   Form of Addendum to Stock Option     Incorporated by Reference to
             Agreement re: Involuntary            Exhibit 99.3 to the Company's
             Termination                          Registration Statement No.
                                                  333-36879 on Form S-8

  10.4(c)+   Form of Stock Issuance Agreement     Incorporated by Reference to
                                                  Exhibit 99.4 to the Company's
                                                  Registration Statement No.
                                                  333-36879 on Form S-8

  10.4(d)+   Form of Addendum to Stock Issuance   Incorporated by Reference to
             Agreement re: Involuntary            Exhibit 99.5 to the Company's
             Termination                          Registration Statement No.
                                                  333-36879 on Form S-8

  10.4(e)    Form of Automatic Stock Option       Incorporated by Reference to
             Agreement                            Exhibit 99.6 to the Company's
                                                  Registration Statement No.
                                                  333-36879 on Form S-8

  10.5+      Form of Special Addendum to Certain  Incorporated by Reference to
             Employee Stock Option Agreements     Exhibit 10.1 to the Company's
                                                  Form 10-Q for the Quarter
                                                  Ended March 31, 1996

  10.6(a)    Licensing Agreement between the      Incorporated by Reference to
             Massachusetts Institute of           Exhibit 10.8(a) to the
             Technology and Advanced Tissue       Company's Transition Report on
             Sciences, Inc. Dated July 24, 1992   Form 10-K for the Eleven
                                                  Months Ended December 31, 1992

  10.7*      Agreement between Advanced Tissue    Incorporated by Reference to
             Sciences, Inc. and Smith & Nephew    Exhibit 10.1 to the Company's
             plc Dated May 6, 1994                Form 10-Q for the Quarter
                                                  Ended March 31, 1994

  10.8       Heads of Agreement between Advanced  Incorporated by Reference to
             Tissue Sciences, Inc. and Smith &    Exhibit 10.1 to the Company's
             Nephew plc Dated April 29, 1996      Form 10-Q for the Quarter
                                                  Ended March 31, 1996

  10.9       Promissory Note Between Advanced     Incorporated by Reference to
             Tissue Sciences, Inc. and Smith &    Exhibit 10.2 to the Company's
             Nephew SNATS, Inc. Dated June 11,    Form 10-Q for the Quarter
             1997                                 Ended June 30, 1997

  10.10(a)   U.S. $16,000,000 Loan Facility to    Incorporated by Reference to
             DermEquip, L.L.C. Provided by The    Exhibit 10.1 to the Company's
             Chase Manhattan Bank Dated August    Form 10-Q for the Quarter
             12, 1997                             Ended September 30, 1997

  10.10(b)   Guaranty Between Advanced Tissue     Incorporated by Reference to
             Sciences, Inc. and The Chase         Exhibit 10.2 tothe Company's
             Manhattan Bank Dated August 8, 1997  Form 10-Q for the Quarter
                                                  Ended September 30, 1997

  10.11(a)   Heads of Agreement Dated January     Incorporated by Reference to
             14, 1998 between Advanced Tissue     Exhibit 10.1 to the Company's
             Sciences, Inc. and Smith & Nephew    Current Report on Form 8-K
             plc                                  Dated January 14, 1998

 Exhibit
   No.                     Title                       Method of Filing
 -------                   -----                       ----------------
  10.11(b)   Common Stock Purchase Agreement,     Incorporated by Reference to
             Dated January 14, 1998, between      Exhibit 10.2 to the Company's
             Advanced Tissue Sciences, Inc. and   Current Report on Form 8-K
             Smith & Nephew SNATS, Inc.           Dated January 14, 1998

  10.12      Heads of Agreement between Advanced  Incorporated by Reference to
             Tissue Sciences, Inc. and Smith &    Exhibit 10.1 to the Company's
             Nephew plc Dated August 6, 1998      Form 10-Q for the Quarter
                                                  Ended June 30, 1998

  10.13(a)   Securities Purchase Agreement by     Incorporated by Reference to
             and among Advanced Tissue Sciences,  Exhibit 10.1 to the Company's
             Inc. and the Investors Dated         Current Report on Form 8-K
             July 10, 1998                        dated July 10, 1998

  10.13(b)   Registration Rights Agreement by     Incorporated by Reference to
             and among Advanced Tissue Sciences,  Exhibit 10.2 to the Company's
             Inc. and the Investors Dated         Current Report on Form 8-K
             July 10, 1998                        dated July 10, 1998

  10.13(c)   Redemption Amendment Agreement by    Incorporated by Reference to
             and among Advanced Tissue Sciences,  Exhibit 10.1 to the Company's
             Inc. and the Buyers of Series B      Current Report on Form 8-K
             Convertible Preferred Stock Dated    dated November 6, 1998
             November 6, 1998

  10.14*     Heads of Agreement between Advanced  Incorporated by Reference to
             Tissue Sciences, Inc. and Inamed     Exhibit 10.1 to the Company's
             Corporation dated May 10, 1999       Current Report on Form 8-K, as
                                                  amended, dated November 2,
                                                  1999

  10.15      Securities Purchase Agreement        Incorporated by Reference to
             dated as of November 5, 1999,        Exhibit 2 to the Company's
             between the State of Wisconsin       Form 8-A, as amended, dated
             Investment Board and Advanced        November10, 1999
             Tissue Sciences, Inc.

  10.16      Stock Purchase Agreement dated as    Incorporated by Reference to
             of September 19, 2000, between the   Exhibit 10.1 to the Company's
             State of Wisconsin Investment Board  Form 10-Q for the Quarter
             and the Company                      Ended September 30, 2000

  10.17*     License and Supply Agreement         Incorporated by Reference to
             effective as of September 25, 2000,  Exhibit 10.2 to the Company's
             between the Company and Biozhem      Form 10-Q for the Quarter
             Cosmeceuticals Inc.                  Ended September 30, 2000

  10.18*     Term Sheet restructuring certain     Incorporated by Reference to
             terms of the Dermagraft Joint        Exhibit 10.3 to the Company's
             Venture, as amended and effective    Form 10-Q for the Quarter
             as of September 2000 between the     Ended September 30, 2000
             Company and Smith & Nephew plc

  10.19(a)*  Supply Agreement dated as of         Filed Herewith
             January 17, 1994 between Ethicon,
             Inc. and the Company

  10.19(b)*  Amendment to Supply Agreement        Filed Herewith
             dated as of February 8th , 1999
             between Ethicon, Inc. and the Company

  10.20(a)*  Development, License and Supply      Filed Herewith
             Agreement effective as of October
             5, 2000, between the Company and
             SkinMedica Inc.

  10.20(b)*  Investor Rights Agreement effective  Filed Herewith as of October 5, 2000, between the
             Company and SkinMedica Inc.

 Exhibit
   No.                     Title                       Method of Filing
 -------                   -----                       ----------------
  10.20(c)*  Option to Purchase Common Stock of   Filed Herewith
             SkinMedica Inc. dated October 5,
             2000

  10.21*     Promissory Note dated September 13,  Filed Herewith
             2000 between the Company and
             Arthur J. Benvenuto

  10.22(a)*  License Agreement effective as of    Filed Herewith
             May 10, 1999, between the Company
             and Inamed Corporation

  10.22(b)*  Addendum to License Agreement        Filed Herewith
             effective as of May 10, 1999,
             between the Company and Inamed
             Corporation

  10.22(c)*  Common Stock Purchase Agreement      Filed Herewith
             effective as of November 1, 1999,
             between the Company and Inamed
             Corporation

  10.22(d)*  Common Stock Purchase Warrant        Filed Herewith
             effective as of May 10, 1999,
             between the Company and Inamed
             Corporation

  21         Subsidiaries of the Registrant       Filed Herewith

  23         Consent of Ernst & Young LLP,        Filed Herewith
             Independent Auditors

----------------
* The Company has requested confidential treatment with respect to certain portions of these documents.
** Key employees (including officers and directors), non-employee Board members and independent consultants are eligible to participate in the 1997 Stock Incentive Plan.
+    Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K
         -------------------

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ADVANCED TISSUE SCIENCES, INC.


Date:  March 22, 2001                      By: /s/ Arthur J. Benvenuto
       ------------                           --------------------------------
                                              Arthur J. Benvenuto
                                              Chairman of the Board of Directors
                                                and Chief Executive Officer

                                POWER OF ATTORNEY

     Know all men by these present, that each person whose signature appears below constitutes and appoints Arthur J. Benvenuto, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his or her substitute or substitutes may do or cause to be done by virtue hereof.

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




                 SIGNATURE                                       TITLE                               DATE
                 ---------                                       -----                               ----

 /s/ Arthur J. Benvenuto                       Chairman of the Board of Directors                March 22, 2001
--------------------------------------------   and Chief Executive Officer (principal
            Arthur J. Benvenuto                executive officer)

 /s/ Gail K. Naughton                          Director and President                            March 22, 2001
--------------------------------------------
            Dr. Gail K. Naughton

 /s/ Nikhil A. Mehta                           Senior Vice President and Chief                   March 22, 2001
--------------------------------------------   Financial Officer (principal financial
              Nikhil A. Mehta                  and accounting officer)

 /s/Jerome E. Groopman                         Director                                          March 22, 2001
--------------------------------------------
          Jerome E. Groopman, M.D.

 /s/ Jack L. Heckel                            Director                                          March 22, 2001
--------------------------------------------
               Jack L. Heckel

 /s/ Ronald L. Nelson                          Director                                          March 22, 2001
--------------------------------------------
              Ronald L. Nelson

 /s/ Dayton Odgen                              Director                                          March 22, 2001
--------------------------------------------
                Dayton Ogden

 /s/ David S. Tappan, Jr.                      Director                                          March 22, 2001
--------------------------------------------
            David S. Tappan, Jr.

 /s/ Gail R. Wilensky                          Director                                          March 22, 2001
--------------------------------------------
            Dr. Gail R. Wilensky


                             SELECTED FINANCIAL DATA

     See Note 1 to the accompanying consolidated financial statements for a discussion of the basis of presentation. This summary of selected financial data should be read in conjunction with the consolidated financial statements and notes presented on pages F-10 to F-30.


                                                              Year Ended December 31,
                                      -------------------------------------------------------------------------
                                          2000           1999            1998           1997           1996
                                      ------------   ------------    ------------   ------------   ------------
                                                          (In thousands, except per share amounts)

Revenues:
   Product sales (1)                  $   12,858      $   13,717      $   11,962     $   2,166      $  1,018
   Contracts and fees (2) (3)             12,413          29,086           8,519        10,985        13,574
Research and development
   expenses                               13,101          16,300          15,096        18,437        24,486
Equity in losses of joint
   ventures (3)                          (13,278)        (21,558)        (17,628)      (11,990)           --
Net loss                                 (24,571)        (21,306)        (43,285)      (36,089)      (22,401)
Net loss applicable to common
   stock                                 (24,619)        (21,864)        (43,863)      (36,089)      (22,401)

Basic and diluted loss per
   common share                       $     (.41)     $     (.45)     $    (1.11)    $    (.96)     $   (.61)

Weighted average shares used in the
   calculation of basic and diluted
   loss per common share                   60,575         48,507          39,373        37,548        36,556



                                                                         December 31,
                                      -------------------------------------------------------------------------
                                          2000           1999            1998           1997           1996
                                      ------------   ------------    ------------   ------------   ------------
                                                                       (In thousands)

Cash, cash equivalents and
   short-term investments             $    31,051     $   26,079      $   23,054     $  17,086      $  40,217
Working capital                            25,082         10,651          20,442        13,216         35,984
Total assets                               59,106         59,386          53,985        50,460         56,501
Long-term debt, capital lease
   obligations and redeemable
   preferred stock (4)                     14,399         24,139          34,949        28,096             84
Accumulated deficit                      (264,333)      (239,762)       (218,456)     (175,171)      (139,082)
Stockholders' equity                       35,802         21,423          12,527        13,966         48,380
----------------

(1) Product sales include sales of TransCyte and Dermagraft at cost to a related party in the amounts of $12.8 million, $13.7 million, $10.9 million and $1.2 million for the years ended December 31, 2000, 1999, 1998, and 1997, respectively. Also included in product sales are collagen sales to unrelated customers of $87,000 in the year ended December 31, 2000, and TransCyte sales to unrelated customers of $1.0 million for each of 1998 and 1997. Product sales in 1996 and prior years are for sales of Skin(2)(R) laboratory testing kits. Sales of Skin(2) laboratory testing kits were discontinued in October 1996.

(2) Contracts and fees include the recognition of milestones and up front payments received from strategic partners, revenues for research and development, marketing and other activities performed under collaborative agreements and government grants. Milestones and up front payments of $3.6 million, $16.4 million and $10.0 million were recognized in the years ended December 31, 2000, 1999 and 1996, respectively.

(3) In April 1996, we formed a the Dermagraft Joint Venture with Smith & Nephew plc for the commercialization of Dermagraft for the treatment of diabetic foot ulcers, having formed a separate joint venture for the commercialization of tissue-engineered cartilage for orthopedic applications with Smith & Nephew in April 1994. Contracts and fees include revenues for research and development, marketing and other activities performed for the joint ventures. We and Smith & Nephew began sharing in the revenues and expenses of the joint ventures in January 1997.

(4) Includes both current and long-term portions of debt.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. This outlook represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report.

     Advanced Tissue Sciences, Inc. is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using our proprietary tissue engineering technology. Our leading products are tissue-engineered skin products, TransCyte for the temporary covering of severe and partial-thickness burns, and Dermagraft for the treatment of severe skin ulcers. In addition, we are focusing our resources on the development of tissue engineered products for other wound care, aesthetic and reconstructive, cardiovascular and orthopedic applications. These other applications include human collagen and our nutrient solution, NouriCel, in development for aesthetic and reconstructive applications.

     Since 1996 we have shared in a joint venture, the Dermagraft Joint Venture, with Smith & Nephew plc for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers.

     In 1998, we expanded the Dermagraft Joint Venture to include additional technology for the treatment of skin tissue wounds and applications such as venous ulcers, pressure ulcers, and TransCyte for full and partial-thickness burns. We received marketing approval for TransCyte in the United States from the FDA, in 1997, as a temporary covering for severe, full-thickness, or third degree burns and for partial-thickness, or second degree burns. Until September 1998, we marketed TransCyte for burns through a direct sales force in the United States, however subsequent to the expansion of the Dermagraft Joint Venture in 1998, TransCyte was and will be marketed in the United States and throughout the rest of the world for burn and other wound care applications under the Dermagraft Joint Venture.

     Dermagraft for the treatment of diabetic foot ulcers was approved for sale in Canada and was introduced by the Dermagraft Joint Venture in the United Kingdom and several other European countries in 1997. We also submitted a Pre-market Approval, or PMA, application to the FDA for approval to market Dermagraft for the treatment of diabetic foot ulcers in the United States. In 1998 the FDA decided the PMA application was not approvable without supportive data from an additional controlled clinical trial. The additional clinical trial began in late 1998 and in February 2000, the FDA approved an application for an amendment to the Investigational Device Exemption, or IDE, for the trial. Based on the data from the interim analysis, which we announced in December 1999, the IDE was amended to revise the enrollment criteria and the statistical plan for data analysis. The amended IDE allowed for the modification of the study inclusion criteria to limit future enrollment to patients with ulcers of greater than six weeks duration. In addition, the amended statistical plan allowed us to integrate the interim analysis data from the clinical trial with additional data generated subsequently from patients with ulcer duration of greater than six weeks.

     By August of 2000, statistical significance was reached for the primary endpoint in the additional trial in Dermagraft for the treatment of diabetic foot ulcers and a PMA application was submitted to the FDA. The data demonstrated that in difficult-to-heal chronic ulcers, with duration greater than six weeks at the time of screening, Dermagraft healed significantly more ulcers than the control treatment. In February 2001, we received a letter from the FDA stating that the FDA had completed its initial review of the PMA application and requesting clarification and additional information. We are continuing to work with the FDA to provide the additional information requested.

     In addition to the clinical trial, since October 1998 Dermagraft has been used in the treatment of diabetic foot ulcers in the United States after the FDA approved our application for a Treatment Investigational Device Exemption, or Treatment IDE, allowing us to make Dermagraft for the treatment of diabetic foot ulcers available to selected centers in the United States under an approved clinical protocol. The Treatment IDE is a regulatory provision for devices that permits companies to make available promising new products to patients with serious diseases for which there is no satisfactory alternative, and also allows companies to recover the costs of manufacturing and distributing the product.

     In connection with the expansion of the Dermagraft Joint Venture, in January 1999 we received a $15 million up front payment from Smith & Nephew that was recognized in contract revenues during 1999, as related financial commitments were met. See Note 3 to the consolidated financial statements.

     In February 2000, with a delay in the commercial introduction of Dermagraft in the United States and a requirement for an additional clinical trial by the FDA substantially increasing the partners' required investment, we agreed in principle with Smith & Nephew to restructure the Dermagraft Joint Venture. The restructuring agreement was amended and implemented in September 2000. See Note 3 to the consolidated financial statements.

     The objective of the restructuring was to defer the potential payment of certain milestones by Smith & Nephew while providing us a royalty stream and an opportunity to increase our long-term return from the venture. Specifically, except for $10 million in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, we agreed to make all other approval, reimbursement and sales milestones subject to, and payable from, joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture will pay us royalties on joint venture product sales. As part of the agreement we also sold the Dermagraft manufacturing assets that we owned to DermEquip, but retained all raw material inventory. DermEquip is a limited liability company owned jointly with Smith & Nephew. See Note 1 to the consolidated financial statements. The proceeds of this sale were used in September 2000 to pay down a portion of the outstanding balance of the NeoCyte Loan (see Notes 3 and 7 to the consolidated financial statements), with the remaining outstanding principal and interest being paid in our common stock based on a specified average market price. Subsequent to this transaction, the Dermagraft Joint Venture in September 2000 made us a new long-term loan, with raw material inventory being pledged as collateral security. See Notes 3 and 7 to the consolidated financial statements for a discussion of transactions under the Dermagraft Joint Venture.

     Under the restructured joint venture, we are sharing equally with Smith & Nephew in the expenses and revenues of the Dermagraft Joint Venture, except that we are funding the first $6 million of expenses for conducting clinical trials and regulatory support of Dermagraft and TransCyte in the treatment of venous ulcers and pressure ulcers. In addition, we funded a proportion of manufacturing and distribution costs and costs related to post-market studies for TransCyte through 1999. See Notes 3 and 7 to the consolidated financial statements for a discussion of transactions under the Dermagraft Joint Venture.

     In addition to the Dermagraft Joint Venture, since 1994 we have shared in a separate joint venture with Smith & Nephew, the NeoCyte Joint Venture, for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. We are sharing equally with Smith & Nephew in the expenses of the joint venture. During 2000, an IDE was submitted to the FDA requesting approval to begin pilot human clinical studies of human tissue engineered cartilage. The FDA raised agency jurisdictional issues as to whether or not this product should be regulated as a medical device or biologic, as well as questions about the preclinical studies. We continue to work closely with the FDA to address these issues.

     In May 1999, we entered into a strategic alliance with Inamed Corporation for the development and marketing of several of our human-based, tissue-engineered products for aesthetic and certain reconstructive applications. Under the related agreements, Inamed licensed rights to further develop, manufacture and sell certain of our tissue-engineered products such as human collagen for use in wrinkle correction and as a bulking agent for the treatment of urinary incontinence, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction and other soft tissue augmentation. We received certain payments in 1999 and will be entitled to royalties on the future sales of our tissue-engineered products by Inamed. We will be responsible for the development of the products and the related manufacturing processes while Inamed will be responsible for clinical and regulatory activities. We, or an affiliate, have the right to manufacture the products developed for Inamed. See Note 3 to the consolidated financial statements for a discussion of transactions under our alliance with Inamed.

     In September 2000, we signed a license and supply agreement with Biozhem Cosmeceuticals, Inc. Under the agreement, we granted a license to use and will sell NouriCel to Biozhem. NouriCel is a patent-pending by-product of our tissue engineering processes, to be used in Biozhem's branded skin care products. As well as a selling price for sales of NouriCel to Biozhem, we will be entitled to specified milestone payments and future royalties on sales of Biozhem's products in the skin care marketplace. Additionally, we were granted warrants to purchase Biozhem common stock at specified prices in future time periods.

     In October 2000, we signed a license and supply agreement with SkinMedica, Inc. Under this agreement, we granted a license to use and will sell NouriCel to SkinMedica, to be used in SkinMedica's branded skin care products sold through through a network of dermatologists and plastic surgeons. We will be entitled to a selling price for sales of NouriCel to SkinMedica and to specified milestone payments and future royalties on sales of SkinMedica's products in the skin care marketplace. We were also granted warrants to purchase SkinMedica common stock at specified prices in future time periods.

     In September 2000, we were awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology, or NIST, for development of a tissue-engineered Ischemic Repair Device to induce vascularization of and restore function to tissues and organs with reduced blood supplies, or ischemia. The grant will commence in 2000 and be payable over three years. This grant follows a $2 million award in October 1997 from NIST to fund collaborative cardiovascular research with the University of California, San Diego that began in 1998 and will be completed in the first half of 2001.

     Also in September 2000, we were awarded a grant in excess of $800,000 from the National Institutes of Health and the National Institute of Dental and Craniofacial Research to develop tissue-engineered cartilage for the treatment of temporomandibular disorders. Payments under the grant are payable over four years.

     We have incurred and expect to continue to incur, either directly or through the Dermagraft Joint Venture, substantial expenditures in support of the commercialization, development, clinical trials and post-market studies of TransCyte and Dermagraft for burn and skin ulcer applications, for manufacturing systems and in advancing other applications of our core technology. We also expect to incur additional costs for the development of products and manufacturing processes under our strategic alliance with Inamed, additional costs for the development and clinical trials of tissue-engineered cartilage products through the NeoCyte Joint Venture, costs for products we may develop for cardiovascular applications, and costs which may be associated with other products which we may undertake from time to time. Our agreements with our current strategic alliance partners are structured to share some or all of these costs as well as to provide us with income from milestone payments, royalties and licensing fees for the respective products. See Note 3 to the consolidated financial statements for details regarding financial transactions under our strategic alliance agreements.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 as Compared to the Year Ended December 31, 1999

     Product sales were $12.9 million in 2000, compared to $13.7 million in 1999. During these periods all product sales were to related parties, with the exception of $87,000 of sales in the fourth quarter of 2000 under our license agreement with Inamed.

     Product sales to related parties reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost. See Note 3 to the consolidated financial statements for details of transactions under the Dermagraft Joint Venture. Since October 1998, we have manufactured Dermagraft and TransCyte to meet the Dermagraft Joint Venture's forecasted requirements. As a result, sales to related parties reflect costs to manufacture Dermagraft and TransCyte, including period costs. The reduction in sales to related parties from 1999 to 2000 of $800,000 reflects primarily the timing of products moving from work in process to inventory and therefore being recorded as sales to the Dermagraft Joint Venture, as well as reductions in manufacturing costs arising from process improvements. Inventory held by the Dermagraft Joint Venture was reduced by approximately $450,000 from December 31, 1999 to December 31, 2000. Growth in sales of existing products in 2000 and beyond will be primarily dependent on the Dermagraft Joint Venture partners' success in obtaining regulatory approvals and product reimbursement from both national healthcare systems and private insurers.

     Revenues from contracts and fees were $12.4 million in 2000, compared to $29.1 million in 1999. The decrease in 2000 primarily reflects the recognition of $15 million in revenue in 1999 related to the January 1999 up front payment from Smith & Nephew associated with the expansion of the Dermagraft Joint Venture. The up front payment was recognized into revenues in 1999 as costs were incurred in support of the joint venture. Additionally, in 2000 revenues for research and development performed for the Dermagraft and Neocyte joint ventures were lower than 1999 by $4.1 million, primarily due to the completion of the additional trial of Dermagraft in the treatment of diabetic foot ulcers. These decreases were partially offset by the recognition in 2000 of $3.6 million of a $5 million licensing payment received from Inamed Corporation in 1999, the first $1.4 million having been recognized into revenues in 1999.

     See Note 3 to the consolidated financial statements for details of these transactions, and the table below (in millions):

                                                        2000           1999
                                                     ----------     ----------

     Smith & Nephew Up Front Payment
         Recognition                                 $    --         $  15.0
     Inamed Milestone Recognition                        3.6             1.4
     Research & Development Performed for
         Joint Ventures                                  8.0            12.1
     Other Revenue From Contracts and Fees
         (incl. Grant Income)                            0.8             0.6
                                                     -------        --------
        Total Revenue from Contracts and Fees        $  12.4        $   29.1

     Cost of goods sold decreased from $13.7 million in 1999 to $12.9 million in 2000. Cost of goods sold represents the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture, with the exception of $153,000 related to products under our license agreement with Inamed. See Note 3 to the consolidated financial statements for details of transactions under the Dermagraft Joint Venture. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, we are continuing to incur significant costs associated with excess production capacity within our manufacturing facility. The Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. In the year ending December 31, 2000 such write-downs totaled $9.8 million and in 1999 totaled $12.0 million. To the extent that we do not sell such products to the Dermagraft Joint Venture, we would be required to write such inventories down to net realizable value.

     Research and development expenditures decreased in 2000 by $3.2 million to $13.1 million, from $16.3 million in 1999. The decrease, primarily in the second half of the year, is a result of the completion at that time of the clinical trial of Dermagraft in the treatment of diabetic foot ulcers, and also reflects a reduction of $1.0 million resulting from the termination of two building leases in the first half of 1999 and the consolidation of our operations into our two remaining buildings. However, research and development costs will continue to be significant due to continuing and anticipated clinical trials and post-market studies during 2001.

     Selling, general and administrative costs were $11.0 million in 2000, compared to $11.1 million in 1999. A $900,000 decrease in facility costs, primarily related to the consolidation of our facilities into two buildings in 1999, was partially offset by an increase in compensation and benefit costs.

     In September, 2000, our Chairman and Chief Executive Officer repaid in full the principal and interest on a note related to stock options exercised in 1995. Concurrent with the repayment of the note in September 2000, which amounted to $1.265 million, we guaranteed a personal loan obtained by the Chairman and Chief Executive Officer from a third party, for a like amount. The third party loan was collateralized by the shares exercised through the stock options, and its maintenance was dependent upon our share price maintaining a certain value. Following a decline in our share price, in October 2000 we honored our guarantee to the third party and re-established a note from our Chairman and Chief Executive Officer. These amounts were accounted for as variable stock options, which could result in significant increases and decreases in compensation expense, subject to the variability of our stock price. A non-cash expense of $2.6 million had been recorded through the third quarter of 2000 as our share price rose, however this was offset by a $2.6 million non-cash gain in the fourth quarter of 2000 as our share price declined. The net effect in the year ended December 31, 2000 was therefore zero. There were no related charges or gains in the corresponding periods of 1999.

     Equity in losses of Joint Ventures was $13.3 million in 2000, compared to $21.6 million in 1999. These amounts represent our share of the losses of the Dermagraft and NeoCyte Joint Ventures. The equity in losses of joint ventures includes costs incurred by us and charged to the Dermagraft and NeoCyte Joint Ventures of $10.8 million in 2000 and $15.9 million in 1999, with the reduction being largely driven by the completion of the additional clinical trial of Dermagraft for diabetic foot ulcers in 2000. During 1999, we funded certain manufacturing and distribution costs associated with the transfer of sales and marketing of TransCyte in the United States to the Dermagraft Joint Venture, and included such costs as a loss in equity in Joint Ventures. No such costs were included as a loss in equity in 2000, compared to $3.2 million in 1999. In addition, the decrease in the 2000 loss reflects increased sales to third parties and reductions in the Dermagraft Joint Venture's cost structure.

     Interest income and other was $1.9 million in 2000 compared to $400,000 in 1999. Interest income in 2000 was largely unchanged from 1999, however we incurred other expenses of $1.3 million in 1999 related to the consolidation of our operations into two facilities. Specifically, this related to a $400,000 fee paid in terminating a long-term facility lease and asset disposals and write-downs of $900,000.

     Interest expense was $1.5 million in 2000 compared to $1.8 million in 1999. The decrease primarily reflects the repayment of a $10 million loan from Smith & Nephew in June 1999, partially offset in 2000 by additional borrowings from Smith & Nephew related to the NeoCyte Joint Venture that were repaid in September, 2000 and from a new loan from the Dermagraft Joint Venture, made in September 2000. See Notes 3 and 7 to the consolidated financial statements for details regarding these transactions.

     We paid dividends on preferred stock of approximately $46,000 in 2000 and $600,000 in 1999. All remaining shares of our Convertible Series B Preferred Stock were converted to common stock in March 2000. See Note 11 to the consolidated financial statements for details regarding our Convertible Series B Preferred Stock.

Year Ended December 31, 1999 as Compared to the Year Ended December 31, 1998

     Product sales totaled $13.7 million in 1999, as compared to $12.0 million in 1998. During these periods all product sales were to related parties, except $1.0 million of TransCyte sales in 1998 made through our own direct sales force to third party customers in the United States. Domestic TransCyte sales and marketing activities were transferred from us to the Dermagraft Joint Venture effective October 1998.

     Product sales to related parties reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost. Since October 1998, we have manufactured Dermagraft and TransCyte to meet the Dermagraft Joint Venture's forecasted requirements. As a result, sales to related parties in 1999 and the fourth quarter of 1998 reflect costs to manufacture Dermagraft and TransCyte including period costs, while sales to related parties through September 1998 include costs to manufacture Dermagraft and TransCyte but do not include period costs for TransCyte. As we sold TransCyte to third parties through September 1998, TransCyte sales to the joint venture were at a price negotiated between us and the Dermagraft Joint Venture rather than total product costs, including period costs.

     Revenues from contracts and fees were $29.1 million in 1999, compared to $8.5 million in 1998. The increase in 1999 over the prior year mainly reflects the recognition of $15 million in revenue related to the January 1999 up front payment associated with the expansion of the Dermagraft Joint Venture. In addition, $1.4 million of the $5 million in payments received for the licensing of certain product applications to Inamed were recognized as revenue in 1999 as related financial commitments were met. Other contract and fee revenues were principally for research and development activities performed for the Dermagraft and NeoCyte Joint Ventures. Revenue increased over 1998 by $3.5 million as a result of conducting clinical trials of Dermagraft and TransCyte.

     Cost of goods sold decreased from $15.1 million in 1998 to $13.7 million in 1999. Cost of goods sold represented the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture and, in 1998, the cost of TransCyte sold domestically to third parties through September 1998. The decrease in the 1999 cost of goods sold reflects both a decrease in manufacturing salaries and benefits of $400,000 and an $800,000 increase in the cost of product used in clinical trials and development activities. Due to costs related to excess production capacity, the Dermagraft Joint Venture immediately writes inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. In the year ending December 31, 1999 such write-downs totaled $12.0 million and in 1998 totaled $8.3 million.

     Research and development expenditures increased by $1.2 million to $16.3 million in 1999 from $15.1 million in 1998. The increase in research and development costs reflects higher expenditures for clinical trials of $3.5 million in 1999. This increase includes costs for clinical trials of Dermagraft in venous and diabetic foot ulcers as well as post-market studies of TransCyte for full and partial-thickness burns. The increase in clinical trial expenditures was partially offset by declines of $1.5 million in product development costs and $500,000 in regulatory costs for 1999.

     Selling, general and administrative costs were $11.1 million in 1999, reflecting a 25% decrease compared to $14.9 million in 1998. The lower costs primarily reflect a decrease of $3.9 million in selling and marketing costs as a result of the transfer of the TransCyte sales and marketing activities in the United States to the Dermagraft Joint Venture in October 1998. In addition, recruiting costs declined from 1998 by $700,000. The impact of these decreases was partially offset by higher facility costs of $600,000 in 1999. Selling, general and administrative costs also included $300,000 in 1999 in compensation expense related to a restricted stock award.

     Equity in losses of joint ventures was $21.6 million in 1999, as compared to $17.6 million in 1998. These amounts represent our share of the losses of the Dermagraft and NeoCyte Joint Ventures. The equity in losses of joint ventures includes costs incurred by us and charged to the Dermagraft and NeoCyte Joint Ventures totaling $15.9 million in 1999 and $9.5 million in 1998. See Note 15 to the consolidated financial statements regarding these related party transactions. The increase in 1999 losses principally reflects manufacturing and distribution costs associated with the transfer of sales and marketing of TransCyte in the United States to the Dermagraft Joint Venture, as well as support for clinical trials for Dermagraft in the treatment of diabetic and venous ulcers and for TransCyte in full and partial-thickness burns, as discussed above.

     Interest income and other was $400,000 in 1999, which compared to $1.3 million in 1998. This principally reflects an increase in other expenses, including a $400,000 fee paid in terminating a long-term facility lease and asset disposals and write-downs of $900,000 in 1999 offset by the amortization of commitment fees associated with an equity line of $400,000 in 1998. See Note 8 to the consolidated financial statements for more information regarding the termination of the long-term facility lease. Interest expense was $1.8 million in 1999, compared to $2.3 million in 1998. The decrease in 1999 reflects the repayment of a $10 million loan from Smith & Nephew in June 1999. See Note 7 to the consolidated financial statements for more information regarding this loan repayment.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have funded our operating and capital expenditures primarily through the sale of equities, contract revenues, funding from strategic partners, government grants, product sales and lease financing transactions.

     Cash, cash equivalents and short-term investments at December 31, 2000 increased by approximately $8.1 million from December 31, 1999. Major inflows include $20.0 million in proceeds from the sale of common stock in September 2000 (see Note 10 to the consolidated financial statements), $7.9 million received from the exercise of warrants and options, the availability of $5.0 million previously restricted for the redemption of outstanding shares of Convertible Series B Preferred Stock (see Note 11 to the consolidated financial statements), $7.6 million in additional borrowings including $5.4 million from the Dermagraft Joint Venture Loan (see Notes 3 and 7 to the consolidated financial statements) and a net $3.1 million from sales and purchases of short-term investments. These inflows have been partially offset by the use of $14.3 million to fund operations, a net investment of $15.3 million to support the Dermagraft and NeoCyte Joint Ventures, $900,000 for capital expenditures and $6.6 million for payment of debt, $4.3 million of which was for partial payment of the NeoCyte Loan (see Notes 3 and 7 to the consolidated financial statements). Additionally, an inflow of $1.6 million was generated from a cash contribution made by Smith & Nephew in September 2000 to DermEquip, which was recorded as minority interest in our consolidated financial statements and was used by DermEquip to purchase our manufacturing plant assets. See Note 3 to the consolidated financial statements. Cash flows were as follows (in millions) :

                                                                       2000
                                                                    ---------
CASH FLOWS :
  Sale of common stock in September 2000                            $   20.0
  Warrants and Options Exercised                                         7.9
  Previously restricted funds for Preferred Stock redemption             5.0
  Additional borrowings                                                  7.6
  Net proceeds from short-term investments                               3.1
  Cash funds from DermEquip and other, net                               1.6
  Cash used to support operations                                      (14.3)
  Investment in joint ventures with Smith & Nephew, net                (15.3)
  Debt Payments                                                         (6.6)
  Capital expenditures                                                  (0.9)
                                                                    --------
    NET CHANGE IN CASH AND EQUIVALENTS December 31, 1999 to 2000    $    8.1

     Receivables from joint ventures from December 31, 1999 to December 31, 2000 decreased by $700,000, in line with product sales. Inventory increased by $1.5 million, primarily due to the bulk purchase of $1.1 million of biodegradable scaffold material for the manufacture of Dermagraft. The current portion of long-term debt at December 31, 2000 has decreased by $2.1 million from December 31, 1999 and long-term debt by $2.4 million over the same period. This primarily reflects the repayment of the Smith & Nephew NeoCyte loan, its partial replacement by a new Dermagraft Joint Venture loan and a reduction in the DermEquip Chase loan. See Notes 3 and 7 to the consolidated financial statements for further detail regarding transactions under our Smith & Nephew joint ventures. Payables to joint ventures decreased by $3.0 million over the year based on the timing of payments made to the Dermagraft Joint Venture. An increase in other long-term liabilities over the year of $1.5 million relates primarily to Smith & Nephew's minority interest in DermEquip. This offsets the amount received in cash as discussed above.

     Maturities of long-term debt and capital lease obligations over the next five years are approximately $8.0 million in 2001, $2.6 million in 2002, $2.6 million in 2003, and $1.3 million in 2004. Of the $8.0 million in 2001, $5.4 million relates to a loan from the Dermagraft Joint Venture payable on December 31, 2001, which may be extended by agreement of the Joint Venture partners. See
Note 7 to the consolidated financial statements for further detail regarding the Dermagraft Joint Venture Loan.

     Under a current supply agreement, we are committed to purchasing a raw material used in the production of some of our products. Based upon current market prices the commitment is estimated to be approximately $1.5 million in 2001 and $2.5 million in 2002, with the current agreement expiring in January 2003.

     We expect to continue to expend cash as we incur substantial research and development expenses, additional costs in support of clinical trials, general and administrative costs in support of product commercialization, and expenditures for capital equipment and patents. In addition, under the terms of our agreements with Smith & Nephew, we have agreed to fund our share of the costs of the Dermagraft and NeoCyte Joint Ventures. We have also agreed to fund specified costs to develop products, and related manufacturing processes, which will be marketed by Inamed under the terms of our licensing agreement. These uses of cash are expected to be only partially offset by revenues received from the Dermagraft and NeoCyte Joint Ventures with Smith & Nephew, from the Inamed alliance and from other potential revenue sources. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture or, to a lesser extent, the NeoCyte Joint Venture, we would experience a substantial increase in the need for and use of our cash to support the commercialization and manufacture of Dermagraft and TransCyte, or the development of orthopedic cartilage products.

     Our cash requirements are dependent upon a number of factors, including the achievement and timing of regulatory approvals and third-party reimbursement, the timing and expense of preclinical and clinical studies, sales and marketing efforts by our partners, new technological innovations, market acceptance of our products and potential products and the establishment of new strategic alliances. We currently believe we have sufficient funds to support our planned operations into the fiscal year 2002.

     The further development of our technology and commercialization of our products, as well as any further development of manufacturing capabilities or the establishment of any additional sales, marketing and distribution capabilities, will require the commitment of substantial funds. Sources of funds may include payments from alliances with Smith & Nephew and Inamed. We may also pursue additional public or private offerings of debt or equity securities. Additional funding could potentially be obtained through new strategic alliances or other collaborative arrangements, or through the extension of existing strategic alliances. However, funds from the sources outlined above may not be available when needed or on terms favorable to us, under existing arrangements or otherwise, and we may not be successful in entering into any other strategic alliances or collaborative arrangements.

     We continually review our product development activities in an effort to allocate available resources to those products we believe have the greatest commercial potential. Factors considered by us in determining the products to pursue include projected market demand, potential for regulatory approval and reimbursement, if required, under the existing healthcare system as well as anticipated healthcare reforms, technical feasibility, expected and known product attributes and estimated costs to bring the product to market. Based on these and other factors that we consider relevant, we may from time to time reallocate resources among product development activities. Additions to products under development or changes in products being pursued can substantially and rapidly change our funding requirements.

MARKET RISK

     We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in certain securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2000.

OTHER INFORMATION

     THE DISCUSSIONS IN THIS ANNUAL REPORT ON FORM 10-K, PARTICULARLY THOSE RELATING TO STRATEGIC ALLIANCES, WHICH INCLUDE POTENTIAL REVENUES FROM EXISTING JOINT VENTURES, THE USE OF WORKING CAPITAL, THE SUFFICIENCY AND AVAILABILITY OF FUNDS TO SUPPORT OPERATIONS, ADDITIONAL CLINICAL TRIALS, AND COMMERCIALIZATION OF THE COMPANY'S PRODUCTS, MAY BE FORWARD-LOOKING STATEMENTS INVOLVING RISKS AND UNCERTAINTIES WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY MAY NOT SUCCESSFULLY COMPLETE CLINICAL TRIALS, OBTAIN U.S. FOOD AND DRUG ADMINISTRATION APPROVAL, SCALE UP MANUFACTURING PROCESSES, SUCCESSFULLY MARKET ITS PRODUCTS, ACHIEVE MILESTONES REQUIRED TO RECEIVE ADDITIONAL FUNDING, OR ENTER INTO NEW STRATEGIC ALLIANCES. THESE AND OTHER RISKS ARE DISCUSSED IN ITEM 1, PART I OF THIS FORM 10-K. THE FORWARD-LOOKING STATEMENTS ARE QUALIFIED IN THEIR ENTIRETY BY REFERENCE TO SUCH RISKS AND RISK FACTORS.

                         ADVANCED TISSUE SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               December 31,
                                                  ---------------------------------------
                                                         2000                 1999
                                                  -----------------     -----------------

  ASSETS
Current assets:

   Cash and cash equivalents                         $      24,197         $      16,091
   Short-term investments                                    6,854                 9,988
   Receivable from joint ventures                            1,474                 2,185
   Inventory                                                 5,773                 4,295
   Other current assets                                      1,814                 1,664
                                                     -------------         -------------
     Total current assets                                   40,112                34,223
Property - net                                              13,681                16,627
Patent costs - net                                           2,320                 2,075
Restricted cash                                                 --                 5,000
Other assets                                                 2,993                 1,461
                                                     -------------         -------------
     Total assets                                    $      59,106         $      59,386
                                                     =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $       1,075         $         755
   Payable to joint ventures                                   565                 3,550
   Accrued expenses                                          5,391                 5,560
Deferred revenue                                                --                 3,595
   Current portion of long-term debt
     and capital lease obligations                           7,999                10,112
                                                     -------------         -------------
     Total current liabilities                              15,030                23,572
Long-term debt and capital lease obligations                 6,400                 8,987
Other long-term liabilities                                  1,874                   364
                                                     -------------         -------------
     Total liabilities                                      23,304                32,923
                                                     -------------         -------------
Redeemable Convertible Series B Preferred
   Stock, $.01 par value; 1,000 shares
   authorized, no shares issued and outstanding
   at December 31, 2000, 100.8 shares issued
   and outstanding at December 31, 1999
   (aggregate redemption and liquidation value
   of $5,104 at December 31, 1999)                              --                 5,040
                                                     -------------         -------------
Commitments and contingencies (Notes 8 and 9)
Stockholders' equity:

   Accrued cumulative preferred stock dividends                 --                    64
   Common Stock, $.01 par value; 125,000,000 shares
     authorized; 64,200,941 and 56,600,544 shares
     issued and outstanding at December 31, 2000
     and 1999, respectively                                    642                   566
   Additional paid-in capita                               301,168               262,588
   Note received in connection with the sale of
     Common Stock and deferred compensation
     applicable to Common Stock                             (1,672)               (2,033)
   Accumulated deficit                                    (264,333)             (239,762)
   Accumulated other comprehensive
     income (loss) - Loss on Securities                         (3)                   --
                                                     -------------         -------------
     Total stockholders' equity                             35,802                21,423
                                                     -------------         -------------
     Total liabilities and stockholders' equity      $      59,106         $      59,386
                                                     =============         =============


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      Year Ended December 31,
                                                   ----------------------------------------------------------
                                                           2000                1999                1998
                                                   -------------------  ------------------  -----------------

Revenues:
  Product sales -
     Related parties                                 $        12,771      $       13,717      $       10,927
     Others                                                       87                  --               1,035
  Contracts and fees -
     Related parties                                           7,876              27,050               7,935
     Others                                                    4,537               2,036                 584
                                                     ---------------      --------------      --------------
     Total revenues                                           25,271              42,803              20,481
                                                     ---------------      --------------      --------------
Costs and expenses:
  Cost of goods sold                                          12,852              13,717              15,135
  Research and development                                    13,101              16,300              15,096
  Selling, general and administrative                         11,023              11,095              14,884
                                                     ---------------      --------------      --------------
     Total costs and expenses                                 36,976              41,112              45,115
                                                     ---------------      --------------      --------------
Income (loss) from operations before equity
  in losses of joint ventures                                (11,705)              1,691             (24,634)

Equity in losses of joint ventures                           (13,278)            (21,558)            (17,628)
                                                     ---------------      --------------      --------------
Loss from operations                                         (24,983)            (19,867)            (42,262)

Other income (expense):
  Interest income and other                                    1,925                 362               1,320
  Interest expense                                            (1,513)             (1,801)             (2,343)
                                                     ---------------      --------------      --------------
Net loss                                                     (24,571)            (21,306)            (43,285)

Dividends on preferred stock                                     (48)               (558)               (578)
                                                     ----------------     --------------      --------------
Net loss applicable to common stock                  $       (24,619)     $      (21,864)     $      (43,863)
                                                     ===============      ==============      ==============
Basic and diluted loss per common share              $         (0.41)     $         (.45)     $        (1.11)
                                                     ===============      ==============      ==============
Weighted average number of common shares
  used in the computation of basic and
  diluted loss per common share                               60,575              48,507              39,373
                                                     ===============      ==============      ==============


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      Year Ended December 31,
                                                   ---------------------------------------------------------
                                                           2000                1999               1998
                                                   -------------------  -----------------  -----------------

Operating activities:
  Net loss                                           $       (24,571)     $       (21,306)   $      (43,285)
  Adjustments to reconcile net loss to cash
    used in operating activities:
     Depreciation and amortization                             3,903                4,772             4,756
     Compensation for services paid in stock,
       options or warrants                                       450                  344             1,092
     Equity in losses of joint ventures                       13,278               21,558            17,628
     Other adjustments to net loss                               (18)               1,575               162
     Deferred revenue                                         (3,595)               3,595                --
     Changes in assets and liabilities:
       Receivables from joint ventures                           711               (1,023)             (830)
       Inventory                                              (1,478)                (931)            1,279
       Other current assets                                     (144)                (414)             (187)
       Accounts payable                                          320                 (139)              (64)
       Payable to joint ventures                              (2,985)               2,234               634
       Accrued expenses                                         (157)               2,071            (2,840)
                                                     ----------------     ---------------    --------------
         Net cash provided by (used in)
           operating activities                              (14,286)              12,336           (21,655)
                                                     ----------------     ---------------    --------------
Investing activities:
  Purchases of short-term investments                         (9,778)             (15,995)          (17,449)
  Maturities and sales of short-term
investments                                                   12,909               12,510            12,946
  Acquisition of property                                       (873)                (972)           (3,740)
  Proceeds from sale of furniture
     and equipment                                                --                   --             1,502
  Investment in joint ventures                               (19,635)             (24,700)          (23,436)
  Distributions from joint ventures                            4,343                3,440             3,909
  Patent application costs                                      (367)                (483)             (284)
  Other long-term assets                                         496                 (264)            1,739
                                                     ---------------      ----------------   --------------
         Net cash used in investing
           activities                                        (12,905)             (26,464)          (24,813)
                                                     ---------------      ---------------    --------------
Financing activities:
  Proceeds from borrowings                                     7,612                1,840             3,993
  Payments of borrowings                                      (6,636)              (2,690)           (2,140)
  Net proceeds from sale of Preferred Stock                       --                   --            24,915
  Net proceeds from sale of Common Stock                      20,000               19,877            20,000
  Restricted cash                                              5,000               (5,000)               --
  Repurchase of Common Stock                                      --                 (457)               --
  Options and warrants exercised                               7,942                   10               852
  Payment of note receivable and accrued
    interest from related party - common stock                 1,265                   --                --
  Note receivable from related party -
    common stock                                              (1,332)                  --                --
  Other long-term obligations                                  1,446                   88               313
                                                     ---------------      ---------------    --------------
         Net cash provided by financing
           activities                                         35,297               13,668            47,933
                                                     ---------------      ---------------    --------------
Net increase (decrease) in cash and cash
     equivalents                                               8,106                 (460)            1,465
Cash and cash equivalents at beginning of year                16,091               16,551            15,086
                                                     ---------------      ---------------    --------------
Cash and cash equivalents at end of year             $        24,197      $        16,091    $       16,551
                                                     ===============      ===============    ==============


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                         Preferred Stock           Common Stock         Additional
                                                       --------------------   -----------------------     Paid-In
                                                        Shares     Amount       Shares       Amount       Capital
                                                      ----------  ---------   ----------   ----------   -----------

Balance, December 31, 1997                                                    37,673,983   $     377    $  189,679

Sale of Common Stock                                                           1,533,115          15        19,985
Sale of Preferred Stock                                     400   $     --                                  19,915
Conversion of Preferred Stock                               (50)        --    1,012,394           10           (10)
Preferred Stock dividends                                                        16,957           --          (536)
Warrants granted for services                                                                                1,079
Options exercised                                                                117,075           1           851
Net loss
                                                       --------   --------   ----------    ---------    ----------
Balance, December 31, 1998                                  350         --   40,353,524          403       230,963

Sale of Common Stock                                                          4,533,039           45        19,829
Issuance of Common Stock for debt and accrued                                 2,800,595           28        10,776
  interest
Conversion of Preferred Stock                              (309)        --    7,865,798           79         1,926
Transfer of Preferred Stock to Redeemable Preferred
   Stock                                                    (41)                                            (2,045)
Repurchase of Common Stock                                                     (463,154)          (5)       (1,762)
Preferred Stock dividends                                                       432,808            4           468
Restricted Common Stock awarded for services                                    300,000            3         1,122
Options exercised                                                               777,934            9         1,311
Interest on note receivable
Net loss
                                                       --------   --------   ----------    ---------    ----------
Balance, December 31, 1999                                   --         --   56,600,544          566       262,588

Sale of Common Stock                                                          3,494,365           35        19,965
Issuance of Common Stock for debt and accrued
   interest                                                                     770,453            8         5,668
Conversion of Preferred Stock                                --         --    1,354,539           14         5,026
Preferred Stock dividends                                    --         --       37,926           --            63
Warrants and Options exercised                                                1,943,114           19         7,923
Other                                                                                                          (65)
Comprehensive loss:
   Net loss
   Unrealized loss on securities
                                                       --------   --------   ----------    ---------    ----------
Total comprehensive loss
                                                       --------   --------   ----------    ---------    ----------
Balance, December 31, 2000                                   --   $     --   64,200,941    $     642    $  301,168
                                                       ========   ========   ==========    =========    ==========



                                                                           Accumulated       Accrued Dividends/     Total
                                                                              Other           Note Receivable/      Stock
                                                       Accumulated        Comprehensive          Deferred          holders'
                                                         Deficit         Income / (Loss)       Compensation        Equity
                                                       -----------       ---------------     ------------------  ------------
Balance, December 31, 1997                             $ (175,171)                             $       (919)      $   13,966

Sale of Common Stock                                                                                                  20,000
Sale of Preferred Stock                                                                                               19,915
Conversion of Preferred Stock                                                                                             --
Preferred Stock dividends                                                                               536               --
Warrants granted for services                                                                                          1,079
Options exercised                                                                                                        852
Net loss                                                  (43,285)                                                   (43,285)
                                                       ----------           -----------        ------------       ----------
Balance, December 31, 1998                               (218,456)                                     (383)          12,527

Sale of Common Stock                                                                                                  19,874
Issuance of Common Stock for debt and accrued
   interest                                                                                                           10,804
Conversion of Preferred Stock                                                                                          2,005
Transfer of Preferred Stock to Redeemable Preferred
   Stock                                                                                                              (2,045)
Repurchase of Common Stock                                                                                            (1,767)
Preferred Stock dividends                                                                              (472)              --
Restricted Common Stock awarded for services                                                           (813)             312
Options exercised                                                                                                      1,320
Interest on note receivable                                                                            (301)            (301)
Net loss                                                  (21,306)                                                   (21,306)
                                                       ----------           ---------          ------------       ----------
Balance, December 31, 1999                               (239,762)                                   (1,969)          21,423

Sale of Common Stock                                                                                                  20,000
Issuance of Common Stock for debt and accrued
   interest                                                                                                            5,676
Conversion of Preferred Stock                                                                                          5,040
Preferred Stock dividends                                                                               (63)              --
Warrants and Options exercised                                                                                         7,942
Other                                                                                                   360              295
Comprehensive income loss:
   Net loss                                               (24,571)                                                   (24,571)
   Unrealized loss on securities                                            $      (3)                                    (3)
                                                       ----------           ---------          ------------       ----------
Total comprehensive loss                                  (24,571)                 (3)                               (24,574)
                                                       ----------           ---------          ------------       ----------
Balance, December 31, 2000                             $ (264,333)          $      (3)         $     (1,672)      $   35,802
                                                       ==========           =========          ============       ==========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     Organization - Advanced Tissue Sciences, Inc. is a leading tissue engineering company utilizing its proprietary technology to develop and manufacture human-based tissue products for tissue repair and transplantation. We are focusing on the worldwide commercialization of tissue-engineered products for wound care, aesthetic, reconstructive, cardiovascular and orthopedic applications. We currently have two leading therapeutic products. The first, TransCyte(R), is used for the temporary covering of severe and partial-thickness burns and is marketed throughout the world, including the United States. The second product, Dermagraft, is used in the treatment of diabetic foot ulcers and is currently marketed in Canada and several European countries. The approval of Dermagraft for sale in the United States is currently under consideration by the U.S. Food & Drug Administration, or FDA. Both products are being commercialized through a joint venture with Smith & Nephew plc. We also have a strategic alliance with Inamed Corporation for the development of tissue-engineered products for the aesthetic and reconstructive markets.

     Principles of Consolidation - The consolidated financial statements include the accounts of Advanced Tissue Sciences, its wholly owned subsidiaries and DermEquip, L.L.C., a limited liability company owned jointly with Smith & Nephew. DermEquip is a special purpose entity established to finance an expansion of our manufacturing facility. All intercompany accounts and transactions have been eliminated. Our other interests in joint ventures with Smith & Nephew are accounted for under the equity method (see Note 3 to the consolidated financial statements).

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

     Dependence on Certain Suppliers - Certain materials, such as the mesh frameworks we use in our therapeutic products, are sourced from single manufacturers. Any significant supply interruption would adversely affect our product manufacturing. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could have a material adverse effect on our ability to manufacture our products.

     Reclassification - Certain reclassifications have been made to prior year amounts to conform to the presentation for the year ended December 31, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents and Short-term Investments - In addition to investments in money market funds, cash equivalents consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of three months or less at the date of acquisition. Cash equivalents were approximately $24.3 million as of December 31, 2000 and $14.9 million as of December 31, 1999. Short-term investments are valued on the basis of quoted market value and consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of one year or less but more than three months at the date of acquisition. Cash equivalents and short-term investments are stated at amortized cost, which approximates market value. As of December 31, 2000 and 1999, our cash equivalents and short-term investments were classified as available-for-sale and consisted of (in thousands):

                                                           2000          1999
                                                        ---------     ----------

   Debt securities of U.S. Government agencies          $     --      $   7,986
   Commercial paper                                       26,120         10,828
   Money market funds                                      5,009          6,115
                                                        --------      ----------
   Total cash equivalents and short-term investments    $ 31,129      $   24,929
                                                        ========      ==========

     These investments all mature in less than one year. There were no significant unrealized or realized gains or losses related to such securities during the years ended December 31, 2000 or 1999.

     Our cash and cash equivalents included approximately $167,000 at December 31, 2000 and $1,713,000 at December 31, 1999 held by DermEquip.

     Impairment of Long-Lived Assets - We account for impairment of long-lived assets in accordance with Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", or FAS No. 121. FAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances suggest that the carrying amount of the asset may not be recoverable. In accordance with FAS No. 121, we use an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the asset's carrying amount is recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows. While our current and past operating history could be indicative of an impairment, we believe the future cash flows to be received from the majority of long-lived assets will exceed the assets' carrying value. We believe that no impairment adjustments need be made at December 31, 2000.

     Inventory - Inventories manufactured for sale are stated at cost. Such costs are principally standard costs which approximate actual costs on a first-in, first-out basis reflecting the price at which such goods will be sold to the respective customer (See Notes 3 and 15).

     Property - Property is recorded at cost and is depreciated using estimated useful lives ranging from 2 to 11 years. For financial statement purposes, depreciation is generally computed using the straight-line method. For tax purposes, depreciation is generally computed by accelerated methods on allowable useful lives. Amortization of capitalized leases is included with depreciation expense. Costs related to the validation of new manufacturing facilities and equipment are capitalized prior to the assets being placed in service. In addition, interest is capitalized related to the construction of such assets. Such costs and capitalized interest are amortized over the estimated useful lives of the related assets. No interest was capitalized in 2000, 1999 or 1998. Depreciation expense for the years ended December 31, 2000, 1999 and 1998 amounted to approximately (in thousands) :

                                         2000         1999           1998
                                       -------      -------        -------
     Depreciation Expense              $ 3,817      $ 4,712        $ 4,710

     Patents - We own and have patents pending in the United States and abroad to protect the processes and products we are developing. Direct patent application costs related to patents issued are amortized over the estimated useful life of the patent, approximately 17 years. Such costs related to pending applications are deferred until the patent is issued or charged to operations at the time a determination is made not to pursue an application. Patents are presented net of accumulated amortization of approximately $405,000 at December 31, 2000 and $319,000 at December 31, 1999. Patent application and maintenance costs related to licensing agreements are expensed as incurred.

     Industry Segment and Geographic Information - We operate in a single industry segment; the development and commercialization of human-based tissue products for tissue repair and transplantation. During the years ended December 31, 2000, 1999 and 1998, international sales have been through a related party (see Note 3). We have no foreign operations.

     Revenue Recognition - Revenues from product sales are recognized when products are shipped, the risk of ownership has passed to the purchaser, and we have no further specified performance obligations. Revenues from product sales to related parties are recognized at such time as ownership of the product is transfered to the related party, generally upon the completion of manufacturing. Such product sales to related parties are equal to our cost (see Notes 3 and 15). Revenues under collaborative research and licensing agreements, including non-refundable up-front fees and milestone payments where we have continuing financial commitments, are recognized as costs are incurred over the related period of the agreement. Revenues from government grants are recognized based on the performance requirements of the grant or as the grant expenditures are incurred.

     Research and Development Costs - Research and Development costs are expensed as incurred. Such costs include proprietary research and development activities and expenses associated with collaborative research agreements.

     Basic and Diluted Loss Per Common Share - Basic earnings per share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per share include the weighted average number of shares outstanding and give effect to potentially dilutive common shares such as options and warrants outstanding. Both the basic and diluted loss per common share for the years ended December 31, 2000, 1999 and

1998 are based on the weighted average number of shares of our common stock outstanding during the periods. Potentially dilutive securities include options, warrants and restricted stock outstanding (see Note 12) and debt and convertible preferred stock (see Notes 7, 10 and 11); however, such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per share for any of the periods presented. The net loss applicable to common stock used in the calculation of basic and diluted loss per common share includes dividends of $48,000 for the year ended December 31, 2000, $558,000 for the year ended December 31, 1999 and $578,000 for the year ended December 31, 1998 accrued on our Convertible Series B Preferred Stock outstanding during such periods.

     Stock-Based Compensation - As permitted under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), we follow Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for outstanding stock options and warrants issued to employees. Under APB Opinion No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of our stock over the exercise price on the date of grant and does not require the recognition of compensation expense for stock issued under plans defined as non-compensatory. Adoption of FAS No. 123 for options issued to employees would require recognition of employee compensation expense based on their computed "fair value" on the date of grant. In accordance with FAS No. 123 and EITF 96-18, stock options and warrants issued to consultants and other non-employees as compensation for services provided to us are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. We recognize this expense over the period the services are provided. See Note 12.

NOTE 3 - STRATEGIC ALLIANCES

Smith & Nephew Joint Ventures
-----------------------------

     In 1994, we entered into a joint venture with Smith & Nephew plc for the development of tissue-engineered cartilage for orthopedic applications, the NeoCyte Joint Venture. Smith & Nephew is a global medical device company, with established sales in 90 countries, that markets technically innovative products principally in the areas of wound management, orthopedics and endoscopy to deliver cost effective solutions, significant physician advantages and real patient benefits.

     Under the NeoCyte Joint Venture, Smith & Nephew contributed the first $10 million in funding and we contributed certain technology licenses. The NeoCyte Joint Venture's total funding since inception reached $10 million in January 1997 and, as provided in the joint venture agreement, we began sharing equally in NeoCyte Joint Venture revenues and expenditures. See Note 15 with respect to related party transactions with the NeoCyte Joint Venture.

     In April 1996, we entered into a separate agreement with Smith & Nephew to form the Dermagraft Joint Venture for the worldwide commercialization of Dermagraft for the treatment of diabetic foot ulcers. In January 1998, we agreed with Smith & Nephew to expand the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. At that time, we retained the exclusive right to market TransCyte, a temporary covering for full and partial-thickness burns, in the United States, while the Dermagraft Joint Venture was granted the right to market TransCyte for other skin wounds in the United States. In August 1998, we agreed with Smith & Nephew to further expand the Dermagraft Joint Venture to include exclusive rights to TransCyte for full and partial-thickness burns in the United States effective October 1998.

     As consideration for entering into the Dermagraft Joint Venture, we received a $10 million up front fee in 1996. In addition, as a part of the agreement to expand the joint venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares of our common stock at approximately $13.05 per share in January 1998 (see Note 10). We also received an additional $15 million as consideration for expanding the joint venture in January 1999, and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, further payments of up to $136 million. The $15 million was recognized into revenue in 1999 as the related financial commitments were met.

     In February 2000 we agreed in principle with Smith & Nephew to restructure certain payments associated with the Dermagraft Joint Venture as a result of delays in the commercial introduction of Dermagraft in the United States. The requirement for an additional clinical trial by the FDA substantially increased the partners' investments necessitating the restructuring. The restructuring defers the potential payment of certain milestones by Smith &

Nephew while providing Advanced Tissue Sciences a royalty stream and an opportunity to increase our long-term return from the venture. Specifically, except for $10 million in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, we agreed to make all other approval, reimbursement and sales milestones subject to, and payable from joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture will pay us royalties on joint venture product sales. In addition, as a part of the agreement, as amended in September 2000, we sold the Dermagraft manufacturing plant assets that we owned to DermEquip (see
Note 1 with regard to the DermEquip entity) and retained the raw material inventory.

     We share equally with Smith & Nephew in the expenses and revenues of the expanded Dermagraft Joint Venture, except we are funding the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous and pressure ulcers. In addition, we funded certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. However, such manufacturing and distribution costs are to be returned to us out of future gross margin or net profits, if any, from sales of TransCyte for burns in the United States. See Note 15 with respect to related party transactions with the Dermagraft Joint Venture. Under the expanded Dermagraft Joint Venture, we will continue to manufacture and Smith & Nephew will continue to market and sell the Dermagraft Joint Venture's products.

     Per the agreement, as amended in September 2000, we and Smith & Nephew also agreed that certain of the proceeds from the sale of the manufacturing plant assets discussed above would be used to pay down a portion of the outstanding balance of the loan from Smith & Nephew related to the NeoCyte Joint Venture, the NeoCyte Loan. This transaction was completed in September 2000, at which time the outstanding balance of principal and interest due on the loan was $10 million. The cash portion we paid down amounted to $4.3 million, the balance of $5.7 million being paid by means of issuing 770,453 shares of our common stock to Smith & Nephew.

     In a subsequent transaction in September 2000, the Dermagraft Joint Venture made a new loan to us of $5.4 million payable on December 31, 2001, with raw material inventory being pledged as collateral security.

     The results of operations of the joint ventures for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                       2000            1999            1998
                                    ----------      ----------      ----------
Dermagraft Joint Venture
------------------------
    Net sales*                      $   4,301       $   2,571       $      632
    Cost of goods sold                 13,710          13,958           10,790
    Other costs and expenses           12,298          35,135           20,138
    Net loss                          (21,707)        (46,522)         (30,296)

    Current assets                      7,780           4,852            3,296
    Non-current assets                    201             278              237
    Current liabilities                 3,427           4,450            2,767
    Partners' capital (deficit)         4,554             680              766

NeoCyte Joint Venture
---------------------
    Costs and expenses              $   3,822       $   5,533       $    4,468
    Net loss                           (3,822)         (5,533)          (4,468)

    Current assets                         94             142               55
    Non-current assets                    167             274              400
    Current liabilities                   298             832              338
    Partners' capital (deficit)           (37)           (416)             117
---------------
* Includes sales of TransCyte in the United States for burns, beginning in October 1998.

Inamed Agreements
-----------------

     In May 1999, we entered into a strategic alliance with Inamed for the development and marketing of several of our human-based, tissue-engineered products for certain aesthetic and reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell tissue engineered products for use in cosmetic surgery as a temporary covering after laser resurfacing or chemical peels, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction. In addition, in September 1999, Inamed also received license rights to use our extracellular matrix, including human collagen, from our three-dimensional culture system for wrinkle correction and other soft tissue augmentation, and as a bulking agent for the treatment of urinary incontinence. Inamed is a global surgical and medical device company engaged in the development, manufacturing and marketing of medical products for aesthetic medicine, plastic and reconstructive surgery and the treatment of obesity.

     In total, under the agreements between the parties, in exchange for worldwide licensing rights, Inamed has paid us a series of payments totaling $10 million, including $5 million to purchase our common stock. Inamed also received five-year warrants to purchase up to 500,000 shares of common stock. See Note
10. In addition to a price for our product and royalties on Inamed's sales in the market place, we may potentially receive up to a total of $10 million in milestones based on product approvals in the United States.

     We will be responsible for the funding and development of the products and the related manufacturing processes while Inamed will be responsible for the funding of clinical and regulatory activities. We, or an affiliate, may elect to manufacture the products developed under the agreement. Fees for licensing rights and milestone payments will be recognized into revenues as the related financial commitments for product development and manufacturing processes are incurred.

NOTE 4 - INVENTORIES

     Inventories consist of the following components as of December 31, 2000 and 1999 (in thousands):

                                                2000             1999
                                             ----------       ----------
     Raw materials and supplies              $   5,021        $   3,618
     Work-in-process                               683              677
     Finished goods                                 69               --
                                             ---------        ---------
                                             $   5,773        $   4,295
                                             =========        =========

NOTE 5 - PROPERTY

     The major classes of property as of December 31, 2000 and 1999 are as follows (in thousands):

                                                2000             1999
                                             ----------       ----------

     Equipment                               $  20,496        $  20,898
     Furniture and fixtures                        746              723
     Leasehold improvements                     11,989           10,835
     Equipment under capital leases                110              110
     Construction in progress                       --               --
                                             ---------        ---------
                                                33,341           32,566
     Less accumulated depreciation and
       amortization                            (19,660)         (15,939)
                                             ---------        ---------
     Net property                            $  13,681        $  16,627
                                             =========        =========

NOTE 6 - ACCRUED EXPENSES

     Accrued expenses as of December 31, 2000 and 1999 consisted of (in thousands):

                                                2000             1999
                                             ----------       ----------
     Salaries and benefits                   $   4,371        $   3,418
     Clinical studies                              175              928
     Sponsored research                             20              510
     Other                                         825              704
                                             ---------        ---------
                                             $   5,391        $   5,560
                                             =========        =========

NOTE 7 - LONG-TERM DEBT

     In August 1997, DermEquip entered into a term loan agreement with The Chase Manhattan Bank to borrow up to $16 million through June 1998. During the first half of 1998, DermEquip completed drawdowns under the loan agreement to a total of $16 million. Principal is payable in equal quarterly installments from June 1998 through June 2004. The Chase Loan bears interest payable quarterly at the 90-day London Interbank Offered Rate, or LIBOR, plus 1/4 percent, which was 6.65% at December 31, 2000. DermEquip's obligations with respect to the Chase Loan are jointly and severally guaranteed by Smith & Nephew and ourselves. The guarantees are secured by DermEquip's assets, having a carrying value of $12.1 million as of December 31, 2000, and by each company's interest in DermEquip. The outstanding balance of the Chase loan at December 31, 2000 was approximately $9.0 million.

     Per our agreement, as amended in September 2000, we agreed with Smith & Nephew that certain of the proceeds from the sale of the manufacturing plant assets discussed above would be used to pay down a portion of the outstanding balance of the loan from Smith & Nephew related to the NeoCyte Joint Venture. This transaction was completed in September 2000, at which time the outstanding balance of principal and interest due on the loan was $10 million. The cash portion we paid was approximately $4.3 million, and the balance of $5.7 million was paid by means of us issuing 770,453 shares of our common stock to Smith & Nephew.

     In a subsequent transaction in September 2000, the Dermagraft Joint Venture made a new loan to us, the Dermagraft Joint Venture Loan, of approximately $5.4 million payable on December 31, 2001 with raw material inventory being pledged as collateral security (See Note 3).

     Debt and capital lease obligations as of December 31, 2000 and 1999 were as follows (in thousands):

                                                2000             1999
                                             ----------       ----------
     Chase Loan                              $   8,960        $  11,520
     Dermagraft Joint Venture Loan               5,412               --
     NeoCyte Loan                                   --            7,525
     Obligations under capital leases               27               54
     Less current portion                       (7,999)         (10,112)
                                             ---------        ---------
                                             $   6,400        $   8,987
                                             =========        =========

     Maturities of long-term debt and capital lease obligations over the next five years are approximately $8.0 million in 2001, $2.6 million in 2002, $2.6 million in 2003, and $1.2 million in 2004. As substantially all of our debt carries interest at variable rates, the fair market value of such instruments is estimated to approximate their carrying value.

NOTE 8 - LEASE COMMITMENTS

     Operating lease commitments relate primarily to our manufacturing, research and administrative facilities. The leases for our primary location, which includes manufacturing, research and administrative facilities, expire in December 2005. These leases include the cost of some of the utilities and certain services, and provide for annual rental increases ranging from a minimum of 3% to a maximum of 7% based on changes in the Consumer Price Index. The lease on our second facility has a five-year term and expires in January 2002. The lease provides that we will pay rent, which increases 4% annually, as well as the operating costs of the leased facility. We have also financed approximately $1.9 million of office furniture, communications and laboratory equipment under three operating leases with terms ranging from three to four years and expiring in 2001 and 2002.

     The following is a summary of the annual future minimum lease commitments as of December 31, 2000 (in thousands):

                                              CAPITAL         OPERATING
                                              LEASES           LEASES
                                              -------         ---------
     Year Ending December 31:
       2001                                  $     30         $   3,102
       2002                                        --             2,775
       2003                                        --             2,348
       2004                                        --             2,409
       2005                                        --             2,472
                                             --------         ---------
     Total minimum lease payments                  30         $  13,106
                                                              =========
     Less amount representing interest             (3)
                                             --------
     Present value of net minimum lease
       payments                              $     27
                                             ========

     Rental expense charged to operations under operating leases for facilities and equipment for the years ended December 31, 2000, 1999 and 1998 amounted to approximately (in thousands):

                                                2000        1999         1998
                                             ---------   ---------    ---------
     Rental Expense under Operating Leases   $  2,347    $  4,251     $  4,219

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Under a current supply agreement, we are committed to purchasing a raw material used in the production of certain of our products. Based upon current market prices the commitment is estimated to be approximately $1.5 million in 2001 and $2.5 million in 2002, with the current agreement expiring in January 2003.

     In September 2000, we were awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology, or NIST, for development of a tissue-engineered Ischemic Repair Device to induce vascularization of and restore function to tissues and organs with reduced blood supplies, or ischemia. The grant will commence in 2000 and be payable over three years. This grant follows a $2 million award in October 1997 from NIST to fund collaborative cardiovascular research with the University of California, San Diego that began in 1998 and will be completed in the first half of 2001.

     Also in September 2000, we were awarded a grant in excess of $800,000 from the National Institutes of Health and the National Institute of Dental and Craniofacial Research to develop tissue-engineered cartilage for the treatment of temporomandibular disorders. Payments under the grant are payable over four years.

     We are also responsible for patent application costs and associated maintenance fees related to inventions under certain licensing agreements. We seek to protect our proprietary technology through the use of various aspects of United States and foreign patent law and contractual arrangements. However, our patents or patent applications may not protect us against competitors with similar technology, or others may infringe upon or design around our present patents. We could incur substantial costs to defend or protect our patents and licensed patents against infringement.

     Under the terms of our agreements with Smith & Nephew, we have agreed to fund our share of the costs of the Dermagraft and NeoCyte Joint Ventures. We have also agreed to fund certain costs to develop products, and related manufacturing processes, which will be marketed by Inamed under the terms of our licensing agreement. See Note 3.

NOTE 10 - CAPITAL STOCK

Common Stock
------------

     As of December 31, 2000, we had 6,801,778 shares of common stock reserved for issuance under options and warrants. In February 1999, our common stockholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 125,000,000 shares.

     In September 2000, we completed a private placement of 3,494,365 shares of our common stock at $5.7235 per share, resulting in proceeds of $20 million. A Form S-3 Registration Statement registering the 3,494,365 shares of common stock for resale was filed on September 25, 2000 and declared effective on October 3, 2000. We also issued 770,453 shares of common stock to Smith & Nephew in September 2000 as payment for the remaining balance of the NeoCyte Loan (see Notes 3 and 7).

     In March 2000, 100.8 shares, representing all of our Convertible Series B Preferred were converted into 1,354,539 shares of common stock at $3.72 per share.

     In November 1999, we completed a public offering of 3,750,000 units at $4.00 per unit, resulting in proceeds of $15 million. Once issued, the units separated into 3,750,000 shares of our common stock and warrants to purchase additional 1,750,000 shares of common stock at $4.00 per share. In January 2000, we received an additional $7.0 million from the exercise of warrants to purchase all 1,750,000 shares of common stock. As part of the November 1999 public offering, we agreed to reserve $5 million of the proceeds for the redemption of any of our Series B Preferred Stock submitted for conversion, and to terminate an equity line agreement with a separate group of investors.

     As part of our licensing agreement with Inamed, 783,039 shares of our common stock were purchased by Inamed, during 1999, for $5 million, an average price of approximately at $6.39 per share. Inamed also received five-year warrants to purchase a total of 500,000 shares of common stock at an average exercise price of $12.80 per share. Inamed has agreed to hold any investment in our common stock until at least October 2002.

     In June 1999, a $10 million loan and accrued interest of $804,000, payable to Smith & Nephew and related to the formation of the Dermagraft Joint Venture (see Note 3) was converted into 2,800,595 shares of our common stock, as allowed under the loan agreement.

     In connection with an expansion of the Dermagraft Joint Venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares, of our common stock in January 1998 at approximately $13.05 per share. Smith & Nephew has the right to request registration of the shares.

     In May 1995, our Chairman and Chief Executive Officer exercised an employee stock option. The purchase price was paid through the issue of an interest-bearing, full recourse promissory note. In July 1999, we extended the repayment terms on the note. As a result of the extension, the stock options exercised through the issuance of the note were accounted for as variable stock options which could result in significant increases and decreases in compensation expense subject to variability in our stock price. In September 2000 the outstanding principal and interest of $1,265,000 was repaid by our Chairman and Chief Executive Officer and we guaranteed a personal loan obtained by the Chairman and Chief Executive Officer from a third party, for a like amount. The third party loan was collateralized by the shares exercised through the stock options, and its maintenance was dependent upon our share price maintaining a certain value. Following a decline in our share price, in October 2000 we honored our guarantee to the third party and re-established a note from our Chairman and Chief Executive Officer. The note receivable and accrued interest of approximately $1.3 million at December 31, 2000 and $1.2 million at December 31, 1999, are included in stockholders' equity in the accompanying balance sheets.

Stockholders Rights Agreements
------------------------------

     In January 1995, we adopted a Shareholder Rights Plan, or the Rights Plan, and issued one preferred share purchase right, or Right, on each outstanding share of common stock. The Rights are exercisable only if a person or group acquires, or makes a tender offer to acquire, 15% or more of our common stock. The Rights Plan was amended in November 1999 to permit the State of Wisconsin Investment Board to beneficially own up to 19.99% of our common stock and in December 1999 to eliminate the continuing director provisions of the plan. In connection with the adoption of the Rights Plan, our Board of Directors designated and reserved 500,000 shares of our authorized Preferred Stock as Series A Junior Participating Preferred Stock, par value $.01 per share. The Rights have no voting privileges and expire on January 6, 2005.

     When exercisable, each Right entitles its holder to buy one-hundredth of a share of the Series A Preferred Stock at an exercise price of $55, subject to certain anti-dilution adjustments. In addition, if at any time after the Rights become exercisable, should (i) we be acquired in a merger or other business combination transaction, or sell 50% or more of our consolidated assets or earnings power, each Right will entitle its holder to purchase a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price or (ii) a person or group acquire 15% or more of our outstanding common stock (except as noted above), each Right will entitle its holder, other than the acquirer, to purchase, at the Right's then-current exercise price, a number of shares of our common stock having a market value of twice the Right's exercise price. The rights are redeemable for one cent per Right at any time up to and including ten days after the acquisition of 15% of the then outstanding common stock.

NOTE 11 - REDEEMABLE PREFERRED STOCK

     In July 1998, we raised $25 million through a private placement of Convertible Series B Preferred Stock to a group of investors. The Series B Preferred Stock accrued dividends at 5% per annum, payable quarterly in common stock or cash at our option. Twenty percent of the Series B Preferred Stock was redeemable at the option of the holders on the occurrence of certain events. Through December 1999, 399.2 shares of the Convertible Series B Preferred Stock had been converted into 8,878,192 shares of common stock at an average price of $2.25 per share.

     In conjunction with our November 1999 public offering we agreed that $5 million of the proceeds would be reserved for the redemption of any of our Series B Preferred Stock submitted for conversion. As a result of this agreement the remaining 100.8 shares of our Series B Preferred Stock were classified as redeemable and $5 million of cash was restricted for redemption of the Series B Preferred Stock as December 31, 1999. In March 2000, 100.8 shares, representing all of our outstanding Series B Preferred Stock, were converted into 1,354,539 shares of our common stock at $3.72 per share. As of December 31, 2000 there are no shares of our Series B Preferred Stock outstanding and the $5 million of restricted cash is available to support our operations. As of December 31, 1999, 2,624,810 shares of common stock, and at December 31, 1998, 13,852,074 shares of common stock, would have been required at that time for the conversion of all outstanding Series B Preferred Stock.

NOTE 12 - EMPLOYEE BENEFIT PLANS

     Our 1997 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options and stock issuances to employees and consultants and automatic 50,000-share grants to non-employee directors, currently to a maximum of 6,800,790 shares of common stock. At December 31, 2000, a total of 4,866,778 shares were outstanding under options or available for grant under the 1997 Plan.

     Under the 1997 Plan, we generally grant all employees stock options on their date of employment and on promotion. The number of shares granted is based on the employee's position and responsibilities. The options granted generally become exercisable in equal annual amounts over five years and have a term of ten years as long as the employee remains in our service. We also began to make annual grants to employees in 1997. Non-employee directors receive an automatic grant of 50,000 shares upon joining the Board and generally every third year thereafter. These options generally are immediately exercisable, become vested in equal annual amounts over three years and have a term of ten years assuming continued service on our Board of Directors.

     In August 1998, the Board of Directors approved a plan whereby each employee option holder under the 1997 Plan, excluding officers and directors, could exchange all of their current vested and unvested options with an exercise price in excess of $7.00 per share for new options priced at market value as of August 6, 1998. Specifically, existing options with exercise prices between $7.01 and $11.00 per share were exchangeable three shares for two and existing options priced above $11.00 were exchangeable two shares for one. A total of 649,210 existing option shares at an average price of $12.68 were exchanged for 360,534 replacement option shares with an exercise price of $3.34. These replacement options vest on the same basis as the replaced options but required that the employee continue their employment with us for a minimum of one year from the date of grant in order for any of the shares to vest. The replacement options are included as both grants and cancellations in the stock option activity table shown below. The cancelled option shares are no longer available for grants under the 1997 plan.

     In addition to the 1997 Plan, we have issued options and warrants to directors, consultants, employees and others as compensation for services. These options and warrants vest and are exercisable over a variety of periods as determined by our Board of Directors.

     The following table summarizes activity under the 1997 Plan and for other options and warrants for common stock for the years ended December 31, 2000, 1999 and 1998:


                                                       1997 Plan                    Other Options and Warrants
                                            -----------------------------        ------------------------------
                                                              Weighted                              Weighted
                                                Number      Average Price          Number    Average Price
                                               of Shares      Per Share           of Shares         Per Share
                                            --------------  -------------        ------------   ---------------
Outstanding, December 31, 1997                 4,115,150       $10.26              1,459,640          $7.21
     Granted                                   1,075,529        $6.23                 50,000         $14.00
     Exercised                                  (117,075)       $7.28                     --             --
     Canceled                                 (1,175,882)      $12.31                     --             --
                                              ----------                           ---------
   Outstanding, December 31, 1998              3,897,722        $8.62              1,509,640          $7.44
     Granted                                   1,151,150        $3.65              2,250,000          $5.95
     Exercised                                  (777,934)       $1.70                     --             --
     Canceled                                   (226,298)       $6.65                     --             --
                                              ----------                          ----------
   Outstanding, December 31, 1999              4,044,640        $8.64              3,759,640          $6.55
     Granted                                   1,284,860        $7.26                     --             --
     Exercised                                  (148,114)       $3.78             (1,795,000)         $4.11
     Canceled                                   (695,792)       $8.52               (29,640)          $7.09
                                              ----------                          ---------
   Outstanding, December 31, 2000              4,485,594        $8.43              1,935,000          $8.80
                                              ==========                          ==========



     At December 31 of 2000, 1999 and 1998, information related to the 1997 plan and to other options and warrants was as follows :


                                                                2000             1999            1998
                                                            ------------     ------------    ------------
Weighted Average Fair Value of Options Granted
  under the 1997 Plan                                        $     5.55       $     2.46      $     4.47
Weighted Average Fair Value of Other
  Options & Warrants Granted                                 $       --       $     1.87            9.71

Number of Shares Exercisable under the 1997 Plan              2,429,024        2,080,372       2,104,429
Weighted Average Price Per Share                             $     9.80       $    10.22      $     7.81

Number of Other Options and Warrants Exercisable              1,560,000        3,259,640       1,509,640
Weighted Average Price Per Share                             $      7.85      $     5.59      $     7.44


     In May 1999, our Chairman and Chief Executive Officer was awarded 300,000 shares of restricted common stock under the 1997 Plan. The value at grant date was $3.75, as determined by the market price of the stock upon that date. Subject to meeting certain requirements including continued service, 50,000 shares will vest annually at the completion of each of the first three years of the award, and the remaining 150,000 shares will vest at the end of five years or, if earlier, upon approval of Dermagraft for the treatment of diabetic foot ulcers in the United States. The first 50,000 shares vested in May 2000. The difference between the market price at the grant date and the purchase price of $.01 per share is being recognized as compensation expense evenly over the restricted periods.

     Other options and warrants granted includes warrants issued to an investment group which are exercisable for a total of 225,000 shares of common stock at exercise prices ranging from $10.50 to $14.00 per share. These warrants were issued as commitment fees on an equity line no longer in place. During the year ended December 31, 1999, $35,000 and in the year ended December 31, 1998 $430,000 were charged to expense, reflecting the amortization of the fair market value of these warrants over the commitment period. In addition, we charged $472,000 to expense in 2000, $309,000 to expense in 1999, and $588,000 to expense in 1998, in connection with options or warrants and restricted stock awards granted to employees.

     The following table summarizes by price ranges the number of shares, weighted average exercise price and weighted average remaining life, in years, of options and warrants exercisable and outstanding as of December 31, 2000:


                                               Exercisable                            Total Outstanding
                                   ----------------------------------  ---------------------------------------------
                                     Number of      Weighted Average      Number of         Weighted Average
                                                                                      ------------------------------
     Price Range                       Shares       Exercise Price         Shares       Exercise Price        Life
----------------------             ------------  --------------------  ------------   ------------------   ---------
1997 Plan:
    $1.96 - 3.93                      688,158              $3.56         1,383,419            $3.56           7.6
    $3.94 - 5.89                      116,410              $5.05           155,900            $4.92           6.9
    $5.90 - 7.85                       46,400              $7.23           869,365            $7.13           9.0
    $7.86 - 9.81                      213,725              $8.70           388,355            $8.46           5.8
    $9.82 - 11.78                     200,280             $10.80           307,200           $10.71           5.7
    $11.79 - 13.74                    909,606             $13.39         1,120,630           $13.40           4.9
    $13.75 - 15.70                     66,805             $14.75            72,675           $14.72           5.2
    $15.71 - 17.66                    187,640             $17.31           188,050           $17.31           4.4
                                    ---------                            ---------
         Total 1997 Plan            2,429,024              $9.80         4,485,594            $8.43           6.7
                                    =========                            =========

Other Options and Warrants:
    $1.47 - 1.67                      300,000              $1.57           300,000            $1.57           2.5
    $3.93 - 9.81                      810,000              $8.13           810,000            $8.13           0.4
    $9.82 - 11.78                     275,000             $10.50           275,000           $10.50           1.4
    $11.79 - $13.74                   125,000             $12.79           500,000           $12.79           3.6
    $14.00                             50,000             $14.00            50,000           $14.00           4.1
                                    ---------                            ---------
         Total Other                1,560,000              $7.85         1,935,000            $8.80           1.8
                                    =========                            =========


     The following table reflects our pro forma net loss applicable to common stock and basic and diluted loss per common share for the years ended December 31, 2000, 1999 and 1998 had the expense provisions of FAS No. 123 been implemented (in thousands except per share amounts):

                                                2000         1999         1998
                                            ----------   ----------   ----------
    Net loss applicable to common stock:
      As reported                           $ (24,619)   $ (21,864)   $ (43,863)
      Pro forma                               (29,705)     (27,640)     (51,040)

    Basic and diluted loss per share:
      As reported                           $    (.41)   $    (.45)   $   (1.11)
      Pro forma                                  (.49)        (.57)       (1.30)

     Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the above pro forma information may not be representative of that to be expected in future years.

     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants made under the 1997 Plan in 2000, 1999 and 1998: (i) risk-free interest rates of 5.1% to 6.8% for 2000, 4.5% to 6.2% for 1999 and 4.0% to 5.6% for 1998; (ii) expected lives of five years for 2000 and 1999 and one year to eight years for 1998, and (iii) volatility of 96% for 2000, 79% for 1999 and 69% to 100% for 1998. It is assumed that no dividends are paid on the stock in all the Black-Scholes option pricing model estimates. The estimated value of warrants issued in 1998 and 1997 for services were based on the value of the services rendered.

     We have a 401(k) Plan under which employees meeting certain eligibility requirements may elect to participate and contribute. Under the 401(k) Plan, we may elect to match a discretionary percentage of contributions. No such matching contributions have been made to the 401(k) Plan since its inception.

NOTE 13 - INCOME TAXES

     At December 31, 2000 we have federal net operating loss carryforwards of approximately $243 million and California net operating loss carryforwards of $19 million. The difference between the federal and California amounts principally results from a fifty percent limitation on California loss carryforwards as we did not have operations in California until late 1989, and the capitalization of certain research and development expenses for California purposes. At December 31, 2000, we also have federal and California research and development tax credit carryforwards of approximately $7 million and $900,000, respectively, and have California manufacturer's investment tax credit carryforwards of approximately $500,000. Federal net operating loss carryforwards of approximately $500,000 expired in 2000. Approximately $1 million will expire in 2001 and $400,000 in 2002, if not previously utilized. California net operating loss carryforwards of approximately $4 million expired in 2000. Approximately $500,000 will expire in 2000 and $7 million in 2001, if not previously utilized. The federal research and development tax credit carryforwards will begin expiring in 2001, and the California research and development tax credit carryforwards and the California manufacturer's investment tax credit carryforwards will begin expiring in 2004, unless previously utilized.

     Utilization of future net operating loss carryforwards could be limited if certain cumulative changes in our ownership were to occur. Included in the federal net operating loss carryforwards, and subject to an annual limitation, are approximately $5 million of losses related to an acquisition.

     Net deferred tax assets have been completely offset by a valuation allowance, as realization of the deferred tax assets is uncertain. During the year ended December 31, 2000, the valuation allowance increased by $8,944,000. Significant components of our net deferred tax assets at December 31, 2000 and 1999 were as follows (in thousands):

                                                     2000               1999
                                                 ------------      -------------
     Deferred tax assets:
      Net operating loss carryforwards           $  86,248         $  77,557
      Tax credit carryforwards                       7,578             6,959
      Capitalized research and development           4,360             5,647
      Depreciation                                   4,171             2,185
      Deferred revenue                                  --             1,465
      Other                                          1,982             1,482
                                                 ---------         ---------
       Total deferred tax assets                   104,339            95,295
                                                 ---------         ---------
     Deferred tax liabilities:
      Patent expense                                  (947)             (847)
                                                 ---------         ---------
       Total deferred tax liability                   (947)             (847)
                                                 ---------         ---------
     Net deferred tax assets before
       valuation allowance                         103,392            94,448
     Valuation allowance                          (103,392)          (94,448)
                                                 ---------         ---------
     Net deferred tax assets                     $      --         $      --
                                                 =========         =========

     Approximately $7 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when and if recognized, will be allocated directly to additional paid-in capital.

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes the significant non-cash investing and financing activities and provides other supplemental cash flow information.

     During the year ended December 31, 2000, non-cash financing activities have included (i) the repayment of approximately $5.7 million of principal and interest on the NeoCyte Loan by issuing 770,453 shares of common stock based on a specified average market price and (ii) the conversion of $5 million of our Series B Preferred Stock into 1,354,539 shares of common stock. See Notes 3, 7 and 11.

     Additionally, in 1999, non-cash financing transactions included (i) the repayment of a $10 million loan and accrued interest payable through the issuance of 2,800,595 shares of common stock and (ii) the exercise of stock options for 775,000 shares of common stock wherein the purchase price and withholding taxes of approximately $1.8 million were paid by the delivery of 463,154 shares of common stock. See Notes 3, 7 and 11.

     In addition, compensation expense of $450,000 in 2000 and $344,000 in 1999 has been recognized related to compensatory and variable stock options and a restricted stock award under the 1997 Plan. Other non-cash activities have involved the issuance of compensatory stock options to employees. See Note 12.

     Net cash from operating activities reflects cash payments for interest expense for the years ended December 31, 2000, 1999 and 1998 of approximately (in thousands) :

                                                2000         1999         1998
                                             ----------   ----------   ---------
     Cash Payments for Interest Expense       $ 1,132      $ 1,510      $ 1,368

NOTE 15 - RELATED PARTY TRANSACTIONS

     In the years 2000, 1999 and 1998, we performed services for the Dermagraft and NeoCyte Joint Ventures and manufactured products for the Dermagraft Joint Venture to sell to customers or for use in clinical trials as described below (see also Note 3). We have a fifty percent interest in each of the Dermagraft and NeoCyte Joint Ventures.

Dermagraft Joint Venture
------------------------

     Product sales to related parties includes products sold to the Dermagraft Joint Venture. In addition, we recognize amounts in contract revenues for research and development, marketing and other activities performed for the Joint Venture. During the years ended December 31, 2000, 1999 and 1998 such amounts were (in thousands):

                                                2000         1999         1998
                                             ----------   ----------   ---------
Products sold to the Dermagraft
   Joint Venture                              $ 12,771     $ 13,717     $ 10,927
Contract Revenues for Activities Performed       5,298        9,165        5,598

     As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing Dermagraft and TransCyte, product sales to the Dermagraft Joint Venture are equal to our cost of goods sold for such products including period costs, except for the period from January 1, 1997 to September 30, 1998 when we also sold TransCyte in the United States and, therefore, absorbed period costs related to TransCyte. Period costs reflect overhead costs related to excess production capacity and include rent, depreciation, and quality control, facilities, supplies and other such costs to support, or related to, the excess production capacity. Due to costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. During the years ended December 31, 2000, 1999 and 1998, such write downs by the Dermagraft Joint Venture totaled (in thousands):

                                                2000         1999         1998
                                             ----------   ----------   ---------
Dermagraft Joint Venture Inventory
   Write-Downs                                $  9,821     $ 11,982     $  8,267

     As a result of restructuring the Dermagraft Joint Venture Agreement with Smith & Nephew, we will also receive certain royalty payments from the joint venture on product sales made by the joint venture.

NeoCyte Joint Venture
---------------------

     We recognized amounts in contract revenues for research and development activities performed for the NeoCyte Joint Venture. During the years ended December 31, 2000, 1999 and 1998, such amounts were (in thousands) :


                                                2000         1999         1998
                                             ----------   ----------   ---------
Contract Revenues for Activities Performed
   for NeoCyte Joint Venture                  $  2,578     $  2,885     $  2,337

     Our share of the costs incurred by us and charged to the Dermagraft and NeoCyte Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations. For the years ended December 31, 2000, 1999 and 1998, such costs charged were (in thousands):

                                                2000         1999         1998
                                             ----------   ----------   ---------
Charged to Dermagraft and NeoCyte
   Joint Ventures                             $ 10,603     $ 15,934     $  9,547

NOTE 16 - SELECTED QUARTERLY DATA (UNAUDITED)

     The following tables present unaudited quarterly financial information for each of the four quarters of the fiscal years ended December 31, 2000 and December 31, 1999. We believe this information reflects a fair presentation of such information in accordance with generally accepted accounting principles. The results are not necessarily indicative of results for any future period. More detailed information can be found in our quarterly statements on Form 10-Q for the respective periods. Selected unaudited quarterly results were as follows (in thousands except per share amounts):


                                                                 Year Ended December 31, 2000
                                                -----------------------------------------------------------
                                                  1st Quarter    2nd Quarter     3rd Quarter   4th Quarter
                                                --------------  -------------   ------------- -------------
Total revenues                                     $ 7,410         $ 6,263        $ 5,780        $ 5,818

Cost of goods sold                                   3,622           2,996          2,879          3,355

Compensation charge / (gain) related to
  variable stock option (See Note 10)                1,991             704           (137)        (2,558)

Income (loss) from operations before
  equity in losses in joint ventures (1)            (4,728)         (3,996)        (2,133)          (848)

Equity in losses in joint ventures                  (3,713)         (3,542)        (3,137)        (2,886)

Loss from operations (1)                            (8,441)         (7,538)        (5,270)        (3,734)

Net loss (1)                                        (8,299)         (7,428)        (5,513)        (3,331)

Basic and diluted loss per common share (1)        $  (.14)        $  (.12)       $  (.09)       $  (.05)






                                                                 Year Ended December 31, 2000
                                                -----------------------------------------------------------
                                                  1st Quarter    2nd Quarter     3rd Quarter   4th Quarter
                                                --------------  -------------   ------------- -------------
Total revenues                                     $  10,870       $  11,122      $  11,911      $   8,900

Cost of goods sold                                     3,071           3,617          3,496          3,533

Income (loss) from operations before
  equity in losses in joint ventures                     250             756          1,793         (1,108)

Equity in losses in joint ventures                    (5,457)         (4,998)        (4,894)        (6,209)

Loss from operations                                  (5,207)         (4,242)        (3,101)        (7,317)

Net loss                                              (5,306)         (4,926)        (2,938)        (8,136)

Basic and diluted loss per common share (1)        $    (.14)      $    (.11)     $    (.06)     $    (.15)



(1) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Advanced Tissue Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Tissue Sciences, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Tissue Sciences, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                          ERNST & YOUNG LLP


San Diego, California
January 31, 2001

                            DERMAGRAFT JOINT VENTURE

                             COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              December 31,
                                                       -------------------------
                                                          2000          1999
                                                       ----------    -----------
ASSETS
Current assets:

   Cash                                                 $    769      $    91
   Accounts receivable from partners and affiliates        1,267         3,967
   Note receivable from partners and affiliates            5,412            --
   Inventory                                                 332           786
   Other current assets                                       --             8
                                                        --------      --------
Total current assets                                       7,780         4,852

Property, net                                                201           278
                                                        --------      --------
Total assets                                            $  7,981      $  5,130
                                                        ========      ========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Payable to partners and affiliates                   $  2,881      $  3,562
   Accounts payable                                          546           888
                                                        --------      --------
Total current liabilities                                  3,427         4,450

Partners' capital                                          4,554           680
                                                        --------      --------
Total liabilities and partners' capital                 $  7,981      $  5,130
                                                        ========      ========

          See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE

                        COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                         Year ended December 31,
                                                           ----------------------------------------------------
                                                                 2000               1999             1998
                                                           ------------------ ------------------ --------------
Product sales                                                  $     4,301       $     2,571       $      632

Operating expenses:
  Research and development                                           4,937             8,634            2,907
  Selling, general and administrative                                6,989            11,146           17,043
  Cost of goods sold                                                13,710            13,958           10,790
                                                               -----------       -----------       ----------
Total operating expenses                                            25,636            33,738           30,740
                                                               -----------       -----------       ----------

Loss from operations                                               (21,335)          (31,167)         (30,108)

Other income (expense):
  Interest income                                                       43              115               93
  Interest charges from related parties                               (318)            (479)            (622)
  License fee to related party                                          --          (15,000)              --
  Other income (expense)                                               (97)               9              341
                                                               -----------       ----------        ---------
Net loss                                                       $   (21,707)      $  (46,522)       $ (30,296)
                                                               ===========       ==========        =========


          See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       Year ended December 31,
                                                         -------------------------------------------------
                                                              2000             1999              1998
                                                         --------------   --------------    --------------
Operating activities:
Net loss                                                  $   (21,707)     $   (46,522)      $   (30,296)
Adjustments to reconcile net loss to cash used in
   operating activities:
     Loss on disposal of property                                   6               --                --
     Depreciation                                                  77               62                40
     Other adjustments to net loss                                 --               --               144
     Changes in assets and liabilities:
       Accounts receivable from partners and affiliates         2,700           (2,429)           (1,538)
       Note receivable from partners and affiliates            (5,412)              --                --
       Inventory                                                  454              676            (1,101)
       Other current assets                                         8              216              (224)
       Accounts payable                                          (342)             888               (35)
       Payable to partners and affiliates                        (681)             795              (842)
       Accrued expenses                                            --               --               (93)
                                                          -----------      -----------       -----------
Net cash used in operating activities                         (24,897)         (46,314)          (33,945)

Investing activities:
Acquisition of property                                            (6)            (103)             (117)
                                                          -----------      -----------       -----------
Net cash used in investing activities                              (6)            (103)             (117)

Financing activities:
Contributions from partners                                    31,091           51,536            39,175
Distributions to partners                                      (5,510)          (5,100)           (5,053)
                                                          -----------      -----------       -----------
Net cash provided by financing activities                      25,581           46,436            34,122
                                                          -----------      -----------       -----------
Net increase in cash                                              678               19                60

Cash at beginning of period                                        91               72                12
                                                          -----------      -----------       -----------
Cash at end of period                                     $       769      $        91       $        72
                                                          ===========      ===========       ===========


          See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE

                    COMBINED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)


                                                   Advanced Tissue        Smith &
                                                    Sciences, Inc.       Nephew plc           Total
                                                  ------------------- ----------------- -------------------
Balance, December 31, 1997                          $     (1,530)       $     (1,530)     $     (3,060)
     Capital contributions                                20,111              19,336            39,447
     Capital distributions                                (2,504)             (2,821)           (5,325)
     Net loss                                            (15,694)            (14,602)          (30,296)
                                                    ------------        ------------      ------------
Balance, December 31, 1998                                   383                 383               766
     Capital contributions                                21,888              29,890            51,778
     Capital distributions                                (2,839)             (2,503)           (5,342)
     Net loss                                            (19,092)            (27,430)          (46,522)
                                                    ------------        ------------      ------------
Balance, December 31, 1999                                   340                 340               680
     Capital contributions                                16,494              14,936            31,430
     Capital distributions                                (2,847)             (3,002)           (5,849)
     Net loss                                            (11,710)             (9,997)          (21,707)
                                                    ------------        ------------      ------------
Balance, December 31, 2000                          $      2,277        $      2,277      $      4,554
                                                    ============        ============      ============


          See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE
                   NOTES TO THE COMBINED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     Organization - Advanced Tissue Sciences, Inc. ("Advanced Tissue Sciences") and Smith & Nephew plc ("Smith & Nephew") entered into a fifty-fifty joint venture, the Dermagraft Joint Venture, for the worldwide commercialization of Dermagraft(R), a tissue-engineered dermal replacement, for the treatment of diabetic foot ulcers in April 1996. Under the joint venture, Smith & Nephew provides marketing and sales resources, while Advanced Tissue Sciences provides development and manufacturing resources, for the development, manufacture, and sales of wound care products. Advanced Tissue Sciences is a tissue engineering company utilizing its proprietary core technology to develop and manufacture living human tissue products for tissue repair and transplantation. Smith & Nephew is a global medical device company which markets technically innovative products principally in the areas of wound management, orthopedics, and endoscopy. References herein to Advanced Tissue Sciences and Smith & Nephew include their subsidiaries and certain affiliates.

     The Dermagraft Joint Venture became responsible for the further development and commercialization of Dermagraft for diabetic foot ulcers effective January 1997. In January 1998, the Dermagraft Joint Venture was expanded to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. At that time, Advanced Tissue Sciences retained the exclusive right to market TransCyte, a temporary covering for full and partial-thickness burns, in the United States, while the Dermagraft Joint Venture was granted the right to market TransCyte for other skin wounds in the United States. In August 1998, the joint venture was further expanded to include exclusive rights to TransCyte(R) for full and partial-thickness burns in the United States effective October 1998. TransCyte is currently being marketed in the United States for burns, and Dermagraft for the treatment of diabetic foot ulcers is in clinical trials under a Treatment IDE in the United States, and on the market in Canada, Australia, New Zealand and several European countries, including the United Kingdom.

     In the expanded joint venture, Advanced Tissue Sciences and Smith & Nephew will continue to share equally in the expenses and revenues of the Dermagraft Joint Venture, except Advanced Tissue Sciences has agreed to fund the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous ulcers and pressure sores. In addition, Advanced Tissue Sciences funded certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. Such manufacturing and distribution costs are to be returned to Advanced Tissue Sciences out of future gross margin or net profits, if any, from sales of TransCyte for burns in the United States.

RESTRUCTURING

     In February 2000, Advanced Tissue Sciences and Smith & Nephew agreed in principle to restructure specified milestone payments associated with the Dermagraft Joint Venture as a result of delays in the commercial introduction of Dermagraft in the United States. The requirement of an additional clinical trial by the FDA substantially increased the partners' investments necessitating the restructuring. The objective of the restructuring is to defer the potential payment of certain milestones by Smith & Nephew while providing Advanced Tissue Sciences a royalty stream and an opportunity to increase its long-term return from the Dermagraft Joint Venture. Specifically, except for $10 million in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, Advanced Tissue Sciences agreed to make all other approval, reimbursement and sales milestones subject to, and payable from, joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture will pay Advanced Tissue Sciences royalties on joint venture product sales. In addition, as a part of the agreement, as amended in September 2000, the Dermagraft Joint Venture made a loan to Advanced Tissue Sciences payable on December 31, 2001 with raw material inventory being pledged as collateral security.

PRINCIPLES OF COMBINATION

     The combined financial statements for 2000 include the accounts of the Dermagraft Joint Venture, a Delaware general partnership formed between subsidiaries of Advanced Tissue Sciences and Smith & Nephew, and the revenues and expenses of Advanced Tissue Sciences, Smith & Nephew and their affiliates associated with the worldwide commercialization of Dermagraft and TransCyte. Prior to January 1, 2000, the combined financial statements included the accounts of the Dermagraft Joint Venture (formerly Dermagraft U.S.) and Dermagraft International, a Delaware general partnership owned by Advanced Tissue Sciences and Smith & Nephew. The Dermagraft Joint Venture and Dermagraft International were merged into the Dermagraft Joint Venture effective January 1, 2000. All intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

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

RECLASSIFICATION

     Certain reclassifications have been made to prior year amounts to conform to the presentation for the year ended December 31, 2000.

ECONOMIC DEPENDENCE

     Under the Dermagraft Joint Venture, Smith & Nephew provides marketing and sales resources, while Advanced Tissue Sciences provides development and manufacturing resources.

     Certain materials, purchased by Advanced Tissue Sciences on behalf of the Dermagraft Joint Venture, such as the mesh frameworks used in the manufacture of Dermagraft and TransCyte are sourced from single manufacturers. Any significant supply interruption would adversely affect product manufacturing. In addition, an uncorrected impurity or supplier's variation in raw material, either unknown or incompatible with the manufacturing process, could have a material adverse effect on the manufacture of the product.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out method. The Dermagraft Joint Venture, under contractual obligation, purchases product at cost, which includes period costs, from Advanced Tissue Sciences at the completion of manufacture. Period costs reflect overhead costs related to excess production capacity and include rent, depreciation, quality control, facilities, supplies and other such costs to support or related to the excess production capacity. As cost currently exceeds market value due to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. During the years ended December 31, 2000, 1999 and 1998, such write-downs totaled (in thousands):

                                    2000           1999           1998
                                 ----------     ----------     ----------
    Inventory Write-Downs         $  9,821       $ 11,982       $  8,267

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciation is calculated on a straight-line basis using an estimated useful life of five years.

REVENUE/EXPENSE RECOGNITION

     Revenues from product sales are recognized when products are shipped to the customer. Research and development costs are expensed as incurred. The Dermagraft Joint Venture does not recognize sales on consignment shipments to third-party customers until the product is used by the customer. No sales are subject to a resale obligation. Product returns are estimated based on past experience.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards, ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, the adoption of SFAS 133 has had no effect on the Dermagraft Joint Venture's financial statements as the Dermagraft Joint Venture has no derivative instruments.

     Emerging Issues Task Force Issue No. 00-10 ("EITF 00-10"), Accounting for Shipping and Handling Fees and Costs, requires that an entity classify shipping and handling costs as cost of goods sold. The adoption of EITF 00-10 resulted in a retroactive reclassification of shipping and handling expenses of $803,000, $505,000 and

$736,000 into cost of goods sold from selling, general and administration for the years ending December 31, 2000, 1999 and 1998, respectively.

NOTE 3 - INVENTORIES

     Inventories consist of the following components as of December 31, 2000 and 1999 (in thousands):

                                     2000              1999
                                   --------          --------
     Work-in-process                $   17            $  171
     Finished goods                    315               615
                                    ------            ------
                                    $  332            $  786
                                    ======            ======

     Inventories are net of reserves of $232,000 at December 31, 2000 and $383,000 at December 31, 1999. See Note 2 with respect to the carrying value of the joint venture's inventory.

NOTE 4 - PROPERTY

     The following is a summary of property and accumulated depreciation as of December 31, 2000 and 1999 (in thousands):


                                               2000              1999
                                             --------          --------
     Equipment, at cost                       $  378            $  383
     Less accumulated depreciation              (177)             (105)
                                              ------            ------
     Net property                             $  201            $  278
                                              ======            ======

     Depreciation expense charged to operations was (in thousands):

                                                    2000       1999       1998
                                                  --------   --------   --------
     Depreciation Expense Charged to Operations    $   77     $   62     $   40

NOTE 5 - RELATED PARTY TRANSACTIONS

     Under the Dermagraft Joint Venture agreement, Advanced Tissue Sciences is responsible for manufacturing and Smith & Nephew is responsible for selling and marketing Dermagraft and TransCyte for the Dermagraft Joint Venture (see Note
1). In addition, Advanced Tissue Sciences and Smith & Nephew provide research, development and administrative services to the Dermagraft Joint Venture. All such expenses are reflected in the combined financial statements at their estimated cost. The Dermagraft Joint Venture also compensates the partners for interest on the use of their working capital in support of the Dermagraft Joint Venture's operations. The following table summarizes related party revenues and expenses for the years ended December 31, 2000, 1999 and 1998 (in thousands) :


                                             ADVANCED TISSUE SCIENCES                     SMITH & NEPHEW
                                        ------------------------------------    ------------------------------------
                                           2000        1999        1998            2000        1999         1998
                                        ----------- ----------- ------------    ----------- ------------ -----------
Sales                                    $     --    $     --    $     --        $ 4,301     $  2,571     $    632
Cost of goods sold                         13,538      13,794      10,456            172          126          317
Research and development                    3,398       7,119       2,260            993          943          465
Selling, general and administrative           749       1,145       2,577          5,572        8,481       13,844


     Upon entering into the Dermagraft Joint Venture in April 1996, Smith & Nephew agreed to pay Advanced Tissue Sciences an up-front fee of $10 million. This fee was funded through a capital contribution to the Dermagraft Joint Venture by Smith & Nephew and paid by the joint venture to Advanced Tissue Sciences. Under the joint venture agreements, the $10 million expense is allocated to Smith & Nephew's capital account. As the Dermagraft Joint Venture did not begin operations until January 1, 1997, the $10 million fee represents the only activity in the Dermagraft Joint Venture from its April 29, 1996 inception to December 31, 1996 (see Note 1). Similarly, in January 1999, Advanced Tissue Sciences received a $15 million payment in connection with the 1998 expansion of the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns, and other skin wounds.

     This $15 million payment was a capital contribution to the Dermagraft Joint Venture by Smith & Nephew, and the related expense has been allocated to Smith & Nephew's capital account. Smith & Nephew has also agreed to pay up to an additional $136 million on the achievement of certain milestones related to product approval, gaining product reimbursement and on attaining specific sales milestones. These milestones, if achieved, are to be funded and paid to Advanced Tissue Sciences either directly by Smith & Nephew or through the Dermagraft Joint Venture. See Note 7 regarding an agreement in February 2000 to restructure certain payments associated with the Dermagraft Joint Venture. As described in
Note 1, in September 2000, the Dermagraft Joint Venture made a loan to Advanced Tissue Sciences payable on December 31, 2001. At December 31, 2000, the principal balance of this note receivable was $5.4 million. In addition, related interest receivable of $94,000 is included in accounts receivable from partners and affiliates. This interest receivable is offset by an equal contribution to the partner's capital account of Advanced Tissue Sciences.

NOTE 6 - SUPPLEMENTAL CASH FLOW AND PARTNERS' CAPITAL INFORMATION

     The joint venture's noncash investing and financing activities for the years ended December 31, 2000, 1999 and 1998 included the following amounts in interest charges contributed as capital by the partners (in thousands):

                                                2000         1999       1998
                                              -------      -------    -------

    Interest Charges Contributed as Capital   $   317      $   242    $  325

NOTE 7 - INSURANCE PROCEEDS

     During 2000, the Dermagraft Joint Venture received $343,000 of insurance proceeds as a settlement for an insurance claim made in 1998. The insurance claim related to damage to manufacturing equipment. In 1998, additional manufacturing expenses (cost of goods sold) were incurred due to the damage of this manufacturing equipment. The insurance proceeds received in 2000 were included as a credit to cost of goods sold.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors
ATS Dermagraft, Inc. and Smith & Nephew SNATS, Inc.



     We have audited the accompanying combined balance sheets of the Dermagraft Joint Venture as of December 31, 2000 and 1999, and the related combined statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the joint venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Dermagraft Joint Venture at December 31, 2000 and 1999, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                          ERNST & YOUNG LLP


San Diego, California
January 19, 2001