Form 10-Q
period 2001-03-31
ADVANCED TISSUE SCIENCES INC
filed 2001-05-10
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                    _________

                  [X] Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

                  [ ] Transition Report pursuant to Section 13 or 15(d) of
                            the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                        Commission File Number: 0-016607

                         ADVANCED TISSUE SCIENCES, INC.
               (Exact name of registrant as specified in charter)

                                   _________


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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at May 4, 2000 was 64,203,358.

                         ADVANCED TISSUE SCIENCES, INC.

                 FORM 10-Q FOR THE QUARTER ENDED March 31, 2001


                                      INDEX

Part I - Financial Information                                           Page
------------------------------                                           ----

Item 1 - Financial Statements
-----------------------------

         Introduction to the Financial Statements.....................     1

         Consolidated Balance Sheets -
           March 31, 2001 and December 31, 2000.......................     2

         Consolidated Statements of Operations -
           Three Months Ended March 31, 2001 and 2000.................     3

         Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2001 and 2000.................     4

         Notes to the Consolidated Financial Statements...............    5-7

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................    8-12

Item 3 - Quantitative and Qualitative Disclosures About
           Market Risk................................................     12

Part II - Other Information
---------------------------

   Item 5 - Other Information.........................................   13-19

   Item 6 - Exhibits and Reports on Form 8-K..........................     20

Signatures............................................................     20

                         PART I - FINANCIAL INFORMATION


ITEM 1   - Financial Statements


                    INTRODUCTION TO THE FINANCIAL STATEMENTS

     The financial statements have been prepared by Advanced Tissue Sciences, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read together with the financial statements and the notes included in our Annual Report on Form 10-K, for the year ended December 31, 2000. Results for the interim periods are not necessarily indicative of results to be expected for the full year.

     Dermagraft(R) and NouriCel(TM) are our trademarks. TransCyte(R) is a registered trademark of our joint venture partner, Smith & Nephew. This Form 10-Q may also include trademarks and trade names owned by other parties, and all other trademarks and trade names mentioned in this Form 10-Q are the property of their respective owners.

                         ADVANCED TISSUE SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)



                                                       March 31,    December 31,
                                                         2001          2000
                                                     ------------   ------------
    ASSETS                                           (Unaudited)
Current assets:
   Cash and cash equivalents                         $   17,685      $  24,197
   Short-term investments                                 2,473          6,854
   Receivable from joint ventures                         2,264          1,474
   Inventory                                              6,640          5,773
   Other current assets                                   2,260          1,814
                                                     ----------      ---------
      Total current assets                               31,322         40,112

Property - net                                           12,958         13,681
Patent costs - net                                        2,360          2,320
Other assets                                              2,847          2,993
                                                     ----------      ---------
      Total assets                                   $   49,487      $  59,106
                                                     ==========      =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $      658      $   1,075
   Payable to joint ventures                                291            565
   Accrued expenses                                       4,824          5,391
   Current portion of long-term debt and
     capital lease obligations                            7,992          7,999
                                                     ----------      ---------
      Total current liabilities                          13,765         15,030

Long-term debt and capital lease obligations              5,760          6,400
Other long-term liabilities                               1,898          1,874
                                                     ----------      ---------
      Total liabilities                                  21,423         23,304
                                                     ----------      ---------
Stockholders' Equity:
   Common Stock, $.01 par value; 125,000,000
     shares authorized; 64,202,641 and
     64,200,941 shares issued and outstanding
     at March 31, 2001 and December 31, 2000                642            642
   Additional paid-in capital                           301,618        301,168
   Note received in connection with sale of
     Common Stock and deferred compensation
     applicable to Common Stock                          (1,601)        (1,672)
   Accumulated deficit                                 (272,594)      (264,333)
   Accumulated other comprehensive loss                      (1)            (3)
                                                     ----------      ---------
      Total stockholders' equity                         28,064         35,802
                                                     ----------      ---------
      Total liabilities and stockholders' equity     $   49,487      $  59,106
                                                     ==========      =========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001           2000
                                                    ------------   -------------
                                                            (Unaudited)
Revenues:
   Product sales -
     Related parties                                $    3,302     $     3,622
   Contracts and fees -
     Related parties                                     1,028           2,754
     Others                                                651           1,034
                                                    ----------     -----------
     Total revenues                                      4,981           7,410

Costs and expenses:
   Research and development                              3,074           3,901
   Cost of goods sold                                    3,305           3,622
   Selling, general and administrative                   4,036           4,615
                                                    ----------     -----------
     Total costs and expenses                           10,415          12,138

Loss from operations before equity
  in losses of joint ventures                           (5,434)         (4,728)

Equity in losses of joint ventures                      (2,959)         (3,713)

Loss from operations                                    (8,393)         (8,441)

Other income (expense):
   Interest income and other                               374            602
   Interest expense                                       (242)          (460)
                                                    ----------     ----------
Net loss                                                (8,261)        (8,299)

Dividends on preferred stock                                --            (48)

Net loss applicable to common stock                 $   (8,261)    $   (8,347)
                                                    ==========     ==========
Basic and diluted loss per common share             $     (.13)    $     (.14)
                                                    ==========     ==========
Weighted average number of common shares
  used in computation of basic and diluted
  loss per common share                                 64,202         58,183
                                                    ==========     ==========



        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001            2000
                                                    ------------   -------------
                                                             (Unaudited)
Operating activities:
   Net loss                                         $    (8,261)   $   (8,299)
   Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation and amortization                         917         1,077
      Compensation for services paid in stock,
        options or warrants                                 533         2,127
      Equity in losses of joint ventures                  2,959         3,713
      Other adjustments to net loss                         (21)          (21)
      Deferred revenue                                       --          (899)
      Changes in assets and liabilities:
        Receivables from joint ventures                    (790)       (6,348)
        Inventory                                          (867)        4,125
        Other current assets                               (446)          (55)
        Accounts payable                                   (417)         (185)
        Payable to joint ventures                          (274)         (517)
        Accrued expenses                                   (567)         (749)
                                                     -----------    ----------
         Net cash (used in)
          operating activities                           (7,234)       (6,031)
                                                     -----------    ----------
Investing activities:
   Purchases of short-term investments                   (2,471)       (2,000)
   Maturities and sales of short-term investments         6,852         2,997
   Acquisition of property                                 (173)          (74)
   Investment in joint ventures                          (2,918)       (3,495)
   Distributions from joint ventures                        143           591
   Patent application costs                                 (63)         (110)
   Other long-term assets                                   (30)         (507)
                                                    -----------    ----------
         Net cash provided by (used in)
          investing activities                            1,340        (2,598)
                                                    -----------    ----------
Financing activities:
   Proceeds from borrowings                                  --         1,000
   Payments of borrowings                                  (647)         (645)
   Restricted cash                                           --         5,000
   Options and warrants exercised                             5         7,583
   Long-term obligations and other                           24          (112)
                                                    -----------    ----------
         Net cash provided by (used in)
          financing activities                             (618)       12,826

Net (decrease) increase in cash and cash equivalents     (6,512)        4,197
Cash and cash equivalents at beginning of period         24,197        16,091
                                                    -----------    ----------
Cash and cash equivalents at end of period          $    17,685    $   20,288
                                                    ===========    ==========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

     The consolidated financial statements include the accounts of Advanced Tissue Sciences, its wholly owned subsidiaries and DermEquip, L.L.C., a limited liability company owned jointly with Smith & Nephew. DermEquip is a special purpose entity established to finance an expension of our manufacturing facility. All intercompany accounts and transactions have been eliminated. Our other interests in joint ventures with Smith & Nephew are accounted for under the equity method.

NOTE 2 - SMITH & Nephew Joint Ventures

     In 1994, we entered into a joint venture with Smith & Nephew plc for the development of tissue-engineered cartilage for orthopedic applications, the NeoCyte Joint Venture.

     In 1996, we entered into a separate agreement with Smith & Nephew to form the Dermagraft Joint Venture for the worldwide commercialization of Dermagraft for the treatment of diabetic foot ulcers. In January 1998, we agreed with Smith & Nephew to expand the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. The Dermagraft Joint Venture agreement was restructured in 2000.

     The results of operations of the joint ventures for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001           2000
                                                ------------   -------------
Dermagraft Joint Venture
         Net sales                               $      904     $      732
         Cost of goods sold                           3,217          2,924
         Other costs and expenses                     3,124          3,550
         Net loss                                    (5,437)        (5,741)

NeoCyte Joint Venture
         Costs and expenses                      $      277     $    1,443
         Net loss                                      (277)        (1,443)

NOTE 3 - INVENTORIES

     Inventories consist of the following components as of March 31, 2001 and December 31, 2000 (in thousands):

                                                    March 31,      December 31,
                                                      2001            2000
                                                  ------------    -------------

        Raw materials and supplies                $     5,086     $     5,021
        Work-in-process                                   980             683
        Finished goods                                    574              69
                                                  -----------     -----------

                                                  $     6,640     $     5,773
                                                  ===========     ===========

NOTE 4 - CAPITAL STOCK

     In May 1999, our Chairman and Chief Executive Officer exercised an employee stock option. The purchase price was paid through the issue of an interest-bearing, full recourse promissory note. In July 1999, we extended the repayment terms on the note. As a result of the extension, the stock options exercised through the issuance of the note were accounted for as variable stock options which could result in significant increases and decreases in compensation expense subject to variability in our stock price. In September 2000 the outstanding principal and interest of $1,265,000 was repaid by our Chairman and Chief Executive Officer and we guaranteed a personal loan obtained by the Chairman and Chief Executive Officer from a third party, for a like amount. The third party loan was collateralized by the shares exercised through the stock options, and its maintenance was dependent upon our share price maintaining a certain value. Following a decline in our share price, in October 2000 we honored our guarantee to the third party and re-established a note from our Chairman and Chief Executive Officer. The note receivable and accrued interest of approximately $1.3 million at March 31, 2001 and at December 31, 2000, are included in stockholders' equity in the accompanying balance sheets.

NOTE 5 - BASIC AND DILUTED LOSS PER SHARE

     Basic earnings per share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per share include the weighted average number of shares outstanding and give effect to potentially dilutive common shares such as options and warrants outstanding. Both the basic and diluted loss per common share for the three month periods ended March 31, 2001 and 2000 are based on the weighted average number of shares of our common stock outstanding during the periods. Potentially dilutive securities include options, warrants and restricted stock outstanding and debt and convertible preferred stock, however, such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per share for any of the periods presented. The net loss applicable to common shares used in the calculation of basic and diluted loss per common share for the three months ended March 31, 2000 includes dividends of $48,000 accrued on our Convertible Series B Preferred Stock during the same period. There were no such dividends accrued or paid in the three months ended March 31, 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS

     During the three month periods ended March 31, 2001 and 2000, we performed services for the Dermagraft and NeoCyte Joint Ventures and manufactured products for the Dermagraft Joint Venture to sell to customers or for use in clinical trials as described below. We have a fifty percent interest in each of the Dermagraft and NeoCyte Joint Ventures.

Dermagraft Joint Venture
------------------------

     Product sales to related parties includes products sold to the Dermagraft Joint Venture. In addition, we recognize amounts in contract revenues for research and development, marketing and other activities performed for the Joint Venture. During the three months ended March 31, 2001 and 2000 such amounts totaled (in thousands):

                                                       March 31,      March 31,
                                                         2001           2000
                                                       ---------      ---------
Products sold to the Dermagraft Joint Venture          $   3,302      $  3,622
Contract Revenues for activities performed             $     887      $  1,792

     As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing Dermagraft and TransCyte, product sales to the Dermagraft Joint Venture reflect our cost of goods sold for such products including period costs. Period costs reflect overhead costs related to excess production capacity and include rent, depreciation, and quality control, facilities, supplies and other such costs to support, or related to, the excess production capacity. Due to costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. During the three months ended March 31, 2001 and 2000, such write-downs by the Dermagraft Joint Venture totaled (in thousands):

                                                       March 31,      March 31,
                                                         2001           2000
                                                       ---------      ---------
Dermagraft Joint Venture inventory write-downs         $   2,511      $   2,128

NeoCyte Joint Venture
---------------------

     We recognized amounts in contract revenues for research and development activities performed for the NeoCyte Joint Venture. During the three months ended March 31, 2001 and 2000, such amounts totaled (in thousands):

                                                       March 31,      March 31,
                                                         2001           2000
                                                       ---------      ---------
Contract Revenues for activities performed
  for NeoCyte Joint Venture                            $    141       $    962

     Our share of the costs incurred by us and charged to the Dermagraft and NeoCyte Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations. For the three months ended March 31, 2001 and 2000, such costs charged totaled (in thousands):

                                                       March 31,      March 31,
                                                         2001           2000
                                                       ---------      ---------
Charged to Dermagraft and NeoCyte Joint Ventures       $   2,186      $   2,993

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

     Advanced Tissue Sciences, Inc. is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using our proprietary tissue engineering technology. Our leading products are tissue-engineered skin products, TransCyte for the temporary covering of severe and partial-thickness burns, and Dermagraft for the treatment of severe skin ulcers. In addition, we are focusing our resources on the development of tissue-engineered products for other wound care, aesthetic and reconstructive, cardiovascular and orthopedic applications. These other applications include human collagen and our nutrient solution, NouriCel, in development for aesthetic and reconstructive applications.

     Since 1996 we have shared in a joint venture, the Dermagraft Joint Venture, with Smith & Nephew plc for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. In 1998, we expanded the Dermagraft Joint Venture to include additional technology for the treatment of skin tissue wounds and applications such as venous ulcers, pressure ulcers, and TransCyte for full and partial-thickness burns. We received marketing approval for TransCyte in the United States from the FDA in 1997, as a temporary covering for severe, full-thickness, or third degree burns and for partial-thickness, or second degree burns. Until September 1998, we marketed TransCyte for burns through a direct sales force in the United States, however, subsequent to the expansion of the Dermagraft Joint Venture in 1998, TransCyte was and will continue to be marketed in the United States and throughout the rest of the world for burn and other wound care applications under the Dermagraft Joint Venture.

     Dermagraft for the treatment of diabetic foot ulcers was approved for sale in Canada and was introduced by the Dermagraft Joint Venture in the United Kingdom and several other European countries in 1997. We also submitted a Pre-market Approval, or PMA, application to the FDA for approval to market Dermagraft for the treatment of diabetic foot ulcers in the United States. In 1998 the FDA decided the PMA application was not approvable without supportive data from an additional controlled clinical trial. The additional clinical trial began in late 1998, and in February 2000, the FDA approved an application for an amendment to the Investigational Device Exemption, or IDE, for the trial. Based on the data from the interim analysis, which we announced in December 1999, the IDE was amended to revise the enrollment criteria and the statistical plan for data analysis. The amended IDE allowed for the modification of the study inclusion criteria to limit future enrollment to patients with ulcers of greater than six weeks duration. In addition, the amended statistical plan allowed us to integrate the interim analysis data from the clinical trial with additional data generated subsequently from patients with ulcer duration of greater than six weeks.

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

     As a result of delays in the commerical introduction of Dermagraft in the United States, in 2000 we agreed with Smith & Nephew to restructure specified payments associated with the Dermagraft Joint Venture. The FDA's request for an additional clinical trial substantially increased the partner's investments necessitating the restructuring. The objective of the restructuring was to defer the potential payment of specified milestones by Smith & Nephew while providing us a royalty stream and an opportunity to increase our long-term return from the venture.

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

     In September 2000, we were awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology, or NIST, for development of a tissue-engineered Ischemic Repair Device to induce vascularization of and restore function to tissues and organs with reduced blood supplies, or ischemia. The grant commenced in 2000 and is payable over three years. This grant follows a $2 million award in October 1997 from NIST to fund collaborative cardiovascular research with the University of California, San Diego that began in 1998 and will be completed in the second quarter of 2001.

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

Results of Operations
---------------------

     Product sales were $3,302,000 for the three months ended March 31, 2001, which compared to sales of $3,622,000 in the corresponding period of 2000. Product sales are to related parties and reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost.

     Revenues from contracts and fees were $1,679,000 for the three months ended March 31, 2001, compared to $3,788,000 for the corresponding period of 2000. This decrease is partially due to the recognition of $899,000 in the three months ended March 31, 2000 in licensing payments previously received from Inamed in 1999. No such payments were recognized in 2001. Other contract and fee revenues are principally for research and development activities performed for the Dermagraft and NeoCyte Joint Ventures. Revenues for research and development were reduced by $1,726,000 in the first quarter of 2001 compared to 2000, primarily due to the completion of the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers. An increase of $516,000 in grant revenue partially offset the decrease in revenue from research and development activities performed for the Joint Ventures.

     Research and development expenditures decreased to $3,074,000 in the three months ended March 31, 2001, from $3,901,000 in the corresponding period of 2000. The decrease primarily reflects expenditure reductions of $763,000 due to the completion of the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers and a decrease of $902,000 in research and development expenditures for the NeoCyte Joint Venture. These reductions are partially offset by an increase of $431,000 in research and development costs for work performed under research grants and $327,000 related to the development of cosmeceutical products.

     Cost of goods sold of $3,305,000 for the three months ended March 31, 2001 decreased from $3,622,000 in the corresponding period of 2000. Cost of goods sold represents the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, we are continuing to incur significant costs associated with excess production capacity within our manufacturing facility. The Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. For the three-month period ended March 31, 2001 such write-downs were $2,511,000 compared to $2,128,000 in the corresponding period of 2000. To the extent that we do not sell such products to the Dermagraft Joint Venture, we would be required to write such inventories down to net realizable value.

     Selling, general and administrative costs were $4,036,000 for the three months ended March 31, 2001 as compared to $4,615,000 in the corresponding period of 2000. During the three month period ended March 31, 2001, we recorded expense of $444,000, compared to $1,991,000 in the corresponding period of 2000, related to compensation expense for a variable stock option. These amounts are non-cash transactions and relate to stock options exercised in 1995 by our Chairman and Chief Executive Officer for which we issued a loan that is being accounted for as a variable stock option, which can result in significant increases and decreases in compensation expense subject to the variability of our stock price.

     The decrease in non-cash expense is offset by an increase of $968,000 in other selling, general and administrative costs for the three months ended March 31, 2001 compared to the same period in 2000. This increase is primarily related to salary expenses and one-time recruitment and relocation costs of $609,000 resulting from senior management additions that were made in 2001 and the fourth quarter of 2000. In addition, outside service costs for consultants, legal services and accounting services increased by $202,000 as a result of planning and business development initiatives that were undertaken in the first quarter of 2001. These initiatives and their related costs are expected to continue for the balance of 2001.

     Equity in losses of joint ventures were $2,959,000 for the three month period ended March 31, 2001 and $3,713,000 for the corresponding period in 2000. These amounts represent our share of losses of the Dermagraft and NeoCyte Joint Ventures. The joint venture losses were lower in 2001 due to a $1,893,000 savings in research and development costs. This reduction in research and development costs is primarily associated with the completion of the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers and decreased spending by the NeoCyte Joint Venture. Higher selling and marketing costs partially offset the decrease in research and development costs.

     The equity in losses of joint ventures includes costs incurred by us and charged to the Dermagraft and NeoCyte Joint Ventures totaling $2,186,000 for the three-month period ended March 31, 2001 and $2,993,000 for the three-month period ended March 31, 2000.

     Interest income and other was $374,000 in the three months ended March 31, 2001, as compared to $602,000 in the corresponding period of 2000. The decrease primarily results from the reduction of interest earning assets reflected in the consolidated balance sheets.

     Interest expense was $242,000 in the three months ended March 31, 2001 as compared to $460,000 in the corresponding period of 2000. The decrease in interest expense primarily reflects the repayment of a $10 million loan from Smith & Nephew in September 2000, partially offset by $5.4 million of borrowings from the Dermagraft Joint Venture.

Liquidity and Capital Resources
-------------------------------

     To date, we have funded our operating and capital expenditures primarily through the sale of equities, contract revenues, funding from strategic partners, government grants, product sales and lease financing transactions.

     Cash and cash equivalents at March 31, 2001 decreased by approximately $6.5 million from December 31, 2000. Major outflows included the use of $7.2 million to fund operations, a net investment of $2.8 million to support the Dermagraft and NeoCyte Joint Ventures, $600,000 for payment of debt and $200,000 for capital expenditures. These outflows have been partially offset by $4.3 million in net proceeds from short-term investments.

     Receivables from joint ventures from December 31, 2000 to March 31, 2001 increased by $790,000, primarily as a result of the timing of payments. Inventory increased by $867,000, largely as a result of collagen production in 2001. Long-term debt at March 31, 2001 decreased by $647,000 from December 31, 2000, primarily reflecting payments made under the Chase loan, a loan used by DermEquip to purchase manufacturing assets. The timing of payments made to the Dermagraft Joint Venture reduced payables by joint ventures by $274,000 during the first quarter of 2001.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in certain securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2001.

                          PART II - OTHER INFORMATION

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

RISKS RELATED TO OUR BUSINESS
-----------------------------

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

     To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses. To March 31, 2001, we had incurred cumulative net operating losses of $272.6 million. Our ability to achieve profitability depends in part upon our ability to successfully manufacture and market Dermagraft and TransCyte for skin ulcers and burns, and to manufacture collagen and our nutrient solution for aesthetic applications. We may never achieve a profitable level of operations or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

     o any patents issued may be infringed upon or be designed around by others, or be challenged and invalidated; and

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

     o the timing of approval and commercialization of products;

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits



   Exhibit
     No.                     Title                                            Method of Filing
 -----------                 -----                                            ----------------

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

     3.2       Restated By-Laws of the Company                    Incorporated by Reference to Exhibit 3.2 to the
                                                                  Company's Form 10-Q for the Quarter Ended June 30,
                                                                  2000

     4.1       Rights Agreement, dated as of January 6, 1995,     Incorporated by Reference to Exhibit 1 to the
               between the Company and Chemical Trust Company     Company's Current Report on Form 8-K dated January
               of California, including the Certificate of        5, 1995
               Determination for the Series A Junior
               Participating Preferred Stock as Exhibit A, the
               Form of Summary of Rights to Right Certificate
               as Exhibit B and the Purchase Preferred Shares
               as Exhibit C

     4.2       First Amendment to Rights Agreement entered into   Incorporated by Reference to Exhibit 1 to the
               as of November 8, 1999, between ChaseMellon        Company's Form 8-A, as amended, dated November 10,
               Shareholder Services, L.L.C. and Advanced Tissue   1999
               Sciences, Inc.

     4.3       Second Amendment to Rights Agreement entered       Incorporated by Reference to Exhibit 1 to the
               into as of December 13, 1999, between              Company's Form 8-A, as amended, dated March 28,
               ChaseMellon Shareholder Services, L.L.C. and       2000
               Advanced Tissue Sciences, Inc.


(b)   Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ADVANCED TISSUE SCIENCES, INC.


Date:    May 8, 2001                             /s/ Arthur J. Benvenuto
      --------------------                      -------------------------------
                                                Arthur J. Benvenuto
                                                Chairman of the Board, Chief
                                                 Executive Officer


Date:    May 8, 2001                             /s/ Nikhil A. Mehta
      --------------------                      -------------------------------
                                                Nikhil A. Mehta
                                                Senior Vice President, Finance
                                                 and Chief Financial Officer