Form 10-Q
period 2001-06-30
ADVANCED TISSUE SCIENCES INC
filed 2001-08-14
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       or

             [ ] Transition Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                        Commission File Number: 0-016607

                         ADVANCED TISSUE SCIENCES, INC.
               (Exact name of registrant as specified in charter)


                 Delaware                              14-1701513
      ---------------------------------            -------------------
        (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)            Identification No.)


  10933 North Torrey Pines Road, La Jolla, California               92037
  ---------------------------------------------------             ----------
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

         Yes             X          No
                     ---------              ---------

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at August 6, 2001 was 64,217,012.

                         ADVANCED TISSUE SCIENCES, INC.

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX

Part I - Financial Information                                           Page
------------------------------                                           ----

Item 1 - Financial Statements

         Introduction to the Financial Statements.....................     1

         Consolidated Balance Sheets
           June 30, 2001 and December 31, 2000........................     2

         Consolidated Statements of Operations
           Three and Six Months Ended June 30, 2001 and 2000..........     3

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2001 and 2000....................     4

         Notes to the Consolidated Financial Statements...............    5-7

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................    8-12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk...     13

Part II - Other Information
---------------------------

   Item 4 - Submission of Matters to a Vote of Security Holders.......     14

   Item 5 - Other Information.........................................   14-21

   Item 6 - Exhibits and Reports on Form 8-K..........................     22

Signatures............................................................     23

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

                         ADVANCED TISSUE SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)



                                                      June 30,      December 31,
                                                        2001           2000
                                                    -----------     ------------
                                                   (Unaudited)
    ASSETS
Current assets:
   Cash and cash equivalents                         $  10,554       $  24,197
   Short-term investments                                  992           6,854
   Receivable from joint ventures                        1,945           1,474
   Inventories                                           7,585           5,773
   Other current assets                                  2,374           1,814
                                                     ---------       ---------
       Total current assets                             23,450          40,112

Property - net                                          12,487          13,681
Patent costs - net                                       2,435           2,320
Other assets                                             2,532           2,993
                                                     ---------       ---------
       Total assets                                  $  40,904       $  59,106
                                                     =========       =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $     578       $   1,075
   Payable to joint ventures                               210             565
   Accrued expenses                                      5,685           5,391
   Current portion of long-term debt and capital
     lease obligations                                   7,984           7,999
                                                     ---------       ---------
       Total current liabilities                        14,457          15,030

Long-term debt and capital lease obligations             5,120           6,400
Other long-term liabilities                              1,913           1,874
                                                     ---------       ---------
       Total liabilities                                21,490          23,304
                                                     ---------       ---------
Stockholders' Equity:
   Common Stock, $.01 par value; 125,000,000
     shares authorized; 64,217,012 and 64,200,941
     shares issued and outstanding at June 30,
     2001 and December 31, 2000                            642             642
   Additional paid-in capital                          302,254         301,168
   Note received in connection with sale of
     Common Stock and deferred compensation
     applicable to Common Stock                         (1,539)         (1,672)
   Accumulated deficit                                (281,943)       (264,333)
   Accumulated other comprehensive loss                     --              (3)
                                                     ---------       ---------
       Total stockholders' equity                       19,414          35,802
                                                     ---------       ---------
       Total liabilities and stockholders' equity    $  40,904       $  59,106
                                                     =========       =========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                       Three Months Ended June 30,         Six Months Ended June 30,
                                                       ---------------------------         -------------------------
                                                          2001             2000               2001           2000
                                                       ----------       ----------         ----------     ----------
                                                               (Unaudited)                        (Unaudited)
Revenues:
   Product sales
     Related parties                                   $   3,526        $   2,996          $   6,828      $   6,618
     Others                                                  438               --                438             --
   Contracts and fees
     Related parties                                       1,122            2,134              2,150          4,888
     Others                                                  298            1,133                949          2,167
                                                       ---------        ---------          ---------      ---------
     Total revenues                                        5,384            6,263             10,365         13,673

Costs and expenses:
   Cost of goods sold                                      4,727            2,996              8,032          6,618
   Research and development                                2,338            3,699              5,412          7,600
   Selling, general and administrative                     4,239            3,564              8,275          8,179
                                                       ---------        ---------          ---------      ---------
     Total costs and expenses                             11,304           10,259             21,719         22,397

Loss from operations before equity in losses of
 joint ventures                                           (5,920)          (3,996)           (11,354)        (8,724)

Equity in losses of joint ventures                        (3,370)          (3,542)            (6,329)        (7,255)
                                                       ---------        ---------          ---------      ---------
Loss from operations                                      (9,290)          (7,538)           (17,683)       (15,979)

Other income (expense):
   Interest income and other                                 115              574                489          1,176
   Interest expense                                         (174)            (464)              (416)          (924)
                                                       ---------        ---------          ---------      ---------
Net loss                                                  (9,349)          (7,428)           (17,610)       (15,727)

Dividends on preferred stock                                  --               --                 --            (48)
                                                       ---------        ---------          ---------      ---------
Net loss applicable to common stock                    $  (9,349)       $  (7,428)         $ (17,610)     $ (15,775)
                                                       =========        =========          =========      =========

Basic and diluted loss per common share                $    (.15)       $    (.12)         $    (.27)     $    (.27)
                                                       =========        =========          =========      =========
Weighted average number of common shares used in
the computation of basic and diluted loss per
share                                                     64,203           59,845             64,203         59,014
                                                       =========        =========          =========      =========



        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                       2001           2000
                                                                                    ----------     ----------
                                                                                           (Unaudited)
Operating activities:
   Net loss                                                                         $  (17,610)    $  (15,727)
   Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                      1,834          1,969
      Compensation for services paid in stock, options or warrants                       1,196          2,973
      Equity in losses of joint ventures                                                 6,329          7,255
      Other adjustments to net loss                                                          4            (13)
      Deferred revenue                                                                      --         (1,798)
      Changes in assets and liabilities:
        Receivables from joint ventures                                                   (471)        (4,513)
        Inventories                                                                     (1,812)         4,112
        Other current assets                                                              (561)           262
        Accounts payable                                                                  (497)          (204)
        Payable to joint ventures                                                         (355)        (3,123)
        Accrued expenses                                                                   294           (242)
                                                                                    ----------     ----------
         Net cash (used in) operating activities                                       (11,649)        (9,049)
                                                                                    ----------     ----------
Investing activities:
   Purchases of short-term investments                                                  (3,462)        (3,000)
   Maturities and sales of short-term investments                                        9,324          7,999
   Acquisition of property                                                                (597)          (588)
   Investment in joint ventures                                                         (6,120)        (8,411)
   Distributions from joint ventures                                                       489          1,364
   Patent application costs                                                               (160)          (177)
   Other long-term assets                                                                 (222)           391
                                                                                    ----------     ----------
         Net cash provided by (used in) investing activities                              (748)        (2,422)
                                                                                    ----------     ----------
Financing activities:
   Proceeds from borrowings                                                                 --          2,000
   Payments of borrowings                                                               (1,295)        (1,292)
   Restricted cash                                                                          --          5,000
   Options and warrants exercised                                                           57          7,598
   Long-term obligations and other                                                          (8)           (48)
                                                                                    ----------     ----------
         Net cash provided by (used in) financing activities                            (1,246)        13,258
                                                                                    ----------     ----------
Net (decrease) increase in cash and cash equivalents                                   (13,643)         1,787

Cash and cash equivalents at beginning of period                                        24,197         16,091
                                                                                    ----------     ----------
Cash and cash equivalents at end of period                                          $   10,554     $   17,878
                                                                                    ==========     ==========



        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three or six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

     The consolidated financial statements include the accounts of Advanced Tissue Sciences, its wholly owned subsidiaries, and DermEquip, L.L.C., a limited liability company owned jointly with Smith & Nephew plc. DermEquip is a special purpose entity established to finance the expansion of our manufacturing facility. All intercompany accounts and transactions have been eliminated. Our other interests in joint ventures with Smith & Nephew are accounted for under the equity method.

NOTE 2 - SMITH & Nephew Joint Ventures

     In 1994, we entered into a joint venture with Smith & Nephew for the development of tissue-engineered cartilage for orthopedic applications, the NeoCyte Joint Venture.

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

     The results of operations of the joint ventures for the three and six-month periods ended June 30, 2001 and 2000 are as follows (in thousands):



                                            Three Months Ended June 30,         Six Months Ended June 30,
                                            ---------------------------         -------------------------
                                               2001             2000               2001           2000
                                            ----------       ----------         ----------     ----------
Dermagraft Joint Venture
------------------------
         Net sales                           $    906         $    996           $  1,810       $  1,728
         Cost of goods sold                     4,010            3,431              7,227          6,355
         Other costs and expenses               3,128            3,228              6,252          6,777
         Net loss                              (6,232)          (5,663)           (11,669)       (11,404)

NeoCyte Joint Venture
---------------------
         Costs and expenses                  $    248         $  1,238           $    525       $  2,681
         Net loss                                (248)          (1,238)              (525)        (2,681)


NOTE 3 - INVENTORIES

     Inventories consist of the following components as of June 30, 2001 and December 31, 2000 (in thousands):

                                                June 30,        December 31,
                                                  2001              2000
                                            ----------------   --------------

        Raw materials and supplies            $   5,115          $   5,021
        Work-in-process                           1,014                683
        Finished goods                            1,456                 69
                                              ---------          ---------
                                              $   7,585          $   5,773
                                              =========          =========

NOTE 4 - CAPITAL STOCK

     In May 1999, our Chairman and Chief Executive Officer exercised an employee stock option. The purchase price was paid through the issuance of an interest-bearing, full recourse promissory note. In July 1999, we extended the repayment terms on the note. As a result of the extension, the stock options exercised through the issuance of the note were accounted for as variable stock options, which could result in significant increases and decreases in compensation expense subject to variability in our stock price. In September 2000, the outstanding principal and interest of $1,265,000 was repaid by our Chairman and Chief Executive Officer and we guaranteed a personal loan obtained by the Chairman and Chief Executive Officer from a third party, for a like amount. The third-party loan was collateralized by the shares obtained through the exercise of the stock options, and maintenance of the loan was dependent upon our share price maintaining a certain value. Following a decline in our share price, in October 2000 we honored our guarantee to the third party and re-established a note from our Chairman and Chief Executive Officer. Specified terms of the note, including its maximum value, were amended in May 2001. The note receivable and accrued interest of approximately $1.4 million at June 30, 2001 and approximately $1.3 million at December 31, 2000 are included in stockholders' equity in the accompanying balance sheets.

NOTE 5 - BASIC AND DILUTED LOSS PER SHARE

     Basic earnings per share are determined based on the weighted-average number of shares outstanding during the period. Diluted earnings per share include the weighted-average number of shares outstanding and give effect to potentially dilutive common shares such as options and warrants outstanding. Both the basic and diluted loss per common share for the three and six-month periods ended June 30, 2001 and June 30, 2000 are based on the weighted-average number of shares of our common stock outstanding during these periods. Potentially dilutive securities include options and warrants outstanding, however such securities have not been included in the calculation of the diluted loss per share as their effect is antidilutive. Since such securities are antidilutive, there is no difference between basic and diluted loss per share for any of the periods presented. The net loss applicable to common stock used in the calculation of basic and diluted loss per common share for the six month period ended June 30, 2000 includes dividends of $48,000 accrued on our Convertible Series B Preferred Stock during the period. There were no such dividends accrued or paid in the three-month period ended June 30, 2000 or in the six months ended June 30, 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS

     During the three and six-month periods ended June 30, 2001 and June 30, 2000, we performed services for the Dermagraft and NeoCyte Joint Ventures, and manufactured products for the Dermagraft Joint Venture, to sell to customers or for use in clinical trials as described below. We have a 50% interest in each of the Dermagraft and NeoCyte Joint Ventures.

Dermagraft Joint Venture
------------------------

     Product sales to related parties include products sold to the Dermagraft Joint Venture. In addition, we recognize amounts in contract revenues for research and development, marketing and other activities performed for the joint venture. During the three and six-month periods ended June 30, 2001 and June 30, 2000, such amounts totaled (in thousands):


                                                       Three Months Ended June 30,       Six Months Ended June 30,
                                                       ---------------------------       -------------------------
                                                          2001             2000             2001           2000
                                                       ----------       ----------       ----------     ----------
Products sold to the Dermagraft Joint Venture           $  3,526         $  2,996         $  6,828       $  6,618
Contract revenues for activities performed              $  1,013         $  1,282         $  1,900       $  3,074


     As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing Dermagraft and TransCyte, product sales to the Dermagraft Joint Venture reflect our cost of goods sold for such products, including period costs. Period costs reflect overhead costs related to excess production capacity and include rent, depreciation, quality control, facilities, supplies and other such costs to support, or which are related to, the excess production capacity. Due to such costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. During the three and six-month periods ended June 30, 2001 and June 30, 2000, such write-downs by the Dermagraft Joint Venture totaled (in thousands):


                                                        Three Months Ended June 30,      Six Months Ended June 30,
                                                        ---------------------------      -------------------------
                                                           2001             2000            2001           2000
                                                        ----------       ----------      ----------     ----------
Dermagraft Joint Venture inventory write-downs           $  2,896         $  3,005        $  5,405       $  5,133



NeoCyte Joint Venture
---------------------

     We recognize amounts in contract revenues for research and development activities performed for the NeoCyte Joint Venture. During the three and six-month periods ended June 30, 2001 and June 30, 2000, such amounts totaled (in thousands):


                                                        Three Months Ended June 30,      Six Months Ended June 30,
                                                        ---------------------------      -------------------------
                                                           2001             2000            2001           2000
                                                        ----------       ----------      ----------     ----------
Contract revenues for activities performed               $    109         $    852        $    250       $  1,814



     Our share of the costs incurred by us and charged to the Dermagraft and NeoCyte Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations. For the three and six-month periods ended June 30, 2001 and June 30, 2000, such costs charged totaled (in thousands):


                                                        Three Months Ended June 30,      Six Months Ended June 30,
                                                        ---------------------------      -------------------------
                                                           2001             2000            2001           2000
                                                        ----------       ----------      ----------     ----------
Charged to Dermagraft and NeoCyte Joint Ventures         $  2,612         $  2,825        $  4,798       $ 5,709


ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, some of which are discussed in Part II - Item 5 of this report. This outlook represents our current judgment on the future direction of our business. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report.

     Advanced Tissue Sciences, Inc. is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using our proprietary tissue engineering technology. Our leading products are tissue-engineered skin products, TransCyte for the temporary covering of severe and partial-thickness burns, and Dermagraft for the treatment of severe skin ulcers. In addition, we are focusing our resources on the development of tissue-engineered products for other wound care, aesthetic and reconstructive, cardiovascular and orthopedic applications. These other applications include human-based collagen and our nutrient solution, NouriCel, for aesthetic and reconstructive applications.

     Since 1996 we have shared in a joint venture, the Dermagraft Joint Venture, with Smith & Nephew plc for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers. In 1998, we expanded the Dermagraft Joint Venture to include additional technology for the treatment of skin tissue wounds and applications such as venous ulcers, pressure ulcers, and TransCyte for full and partial-thickness burns. We received marketing approval for TransCyte in the United States from the FDA in 1997, as a temporary covering for severe, full-thickness, or third degree burns and for partial-thickness, or second degree burns. Until September 1998, we marketed TransCyte for burns through a direct sales force in the United States; however, subsequent to the expansion of the Dermagraft Joint Venture in 1998, TransCyte was and will continue to be marketed in the United States and throughout the rest of the world for burn and other wound care applications under the Dermagraft Joint Venture.

     Dermagraft for the treatment of diabetic foot ulcers was approved for sale in Canada and was introduced by the Dermagraft Joint Venture in the United Kingdom and several other European countries in 1997 after receipt of the required regulatory approvals. Dermagraft was approved for sale in Canada in 2001 for the treatment of venous ulcers and pressure ulcers. We also submitted a Pre-market Approval, or PMA, application to the FDA for approval to market Dermagraft for the treatment of diabetic foot ulcers in the United States. In 1998, the FDA decided the PMA application was not approvable without supportive data from an additional controlled clinical trial. The additional clinical trial began in late 1998, and in February 2000, the FDA approved an application for an amendment to the Investigational Device Exemption, or IDE, for the trial. Based on the data from the interim analysis, which we announced in December 1999, the IDE was amended to revise the enrollment criteria and the statistical plan for data analysis. The amended IDE allowed for the modification of the study inclusion criteria to limit future enrollment to patients with ulcers of greater than six weeks duration. In addition, the amended statistical plan allowed us to integrate the interim analysis data from the clinical trial with additional data generated subsequently from patients with ulcer duration of greater than six weeks.

     By August of 2000, statistical significance was reached for the primary endpoint in the additional trial in Dermagraft for the treatment of diabetic foot ulcers and a PMA application was submitted to the FDA. The data demonstrated that in difficult-to-heal chronic ulcers, with duration greater than six weeks at the time of screening, Dermagraft healed significantly more ulcers than the control treatment. In February 2001, we received a letter from the FDA stating that the FDA had completed its initial review of the PMA application and requesting clarification and additional information. We are continuing to work with the FDA in regard to the additional information. In addition to the clinical trial, since October 1998 Dermagraft has been used in the treatment of diabetic foot ulcers in the United States after the FDA approved our application for a Treatment Investigational Device Exemption, or Treatment IDE, allowing us to make Dermagraft for the treatment of diabetic foot ulcers available to selected centers in the United States under an approved clinical protocol. The Treatment IDE is a regulatory provision for devices that permits companies to make available promising new products to patients with serious diseases for which there is no satisfactory alternative, and also allows companies to recover the costs of manufacturing and distributing the product.

     As a result of delays in the commercial introduction of Dermagraft in the United States, in 2000 we agreed with Smith & Nephew to restructure specified payments associated with the Dermagraft Joint Venture. The FDA's request for an additional clinical trial substantially increased the partners' investments necessitating the restructuring. The objective of the restructuring was to defer the potential payment of specified milestones by Smith & Nephew while providing us a royalty stream and an opportunity to increase our long-term return from the venture.

     In addition to the Dermagraft Joint Venture, since 1994 we have shared in a separate joint venture with Smith & Nephew, the NeoCyte Joint Venture, for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. We are sharing equally with Smith & Nephew in the expenses of the joint venture. During 2000, an IDE was submitted to the FDA requesting approval to begin pilot human clinical studies of human tissue engineered cartilage. The FDA raised agency jurisdictional issues as to whether or not this product should be regulated as a medical device or biologic, as well as questions about the preclinical studies. We continue to work with the FDA to address these issues.

     In May 1999, we entered into a strategic alliance with Inamed Corporation for the development and marketing of several of our human-based, tissue-engineered products for aesthetic and specified reconstructive applications. Under the related agreements, Inamed licensed rights to further develop, manufacture and sell specified tissue-engineered products of ours such as human-based collagen for use in wrinkle correction and as a bulking agent for the treatment of urinary incontinence, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction and other soft tissue augmentation. We received specified payments in 1999 and will be entitled to royalties on the future sales of our tissue-engineered products by Inamed. Under our agreement, we are responsible for the development of the products and the related manufacturing processes, and we, or an affiliate, have the right to manufacture the products. Inamed is responsible for clinical and regulatory activities.

     In May 2001, McGhan Medical Corporation, a subsidiary of Inamed, filed a PMA amendment with the FDA, seeking approval to change McGhan Medical's injectable collagen from bovine to our human-based collagen. Clearance of the PMA amendment filing by the FDA would permit McGhan Medical to market an injectable form of tissue-engineered, human-based collagen for wrinkle treatment. The human-based collagen, once purified and sterilized, may be injected or implanted into the human body, pending FDA clearance. In the second quarter of 2001, we commenced sales of our human-based collagen to McGhan Medical.

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

     In October 2000, we signed a license and supply agreement with SkinMedica, Inc. Under this agreement, we granted a license to use and will sell NouriCel to SkinMedica, to be used in SkinMedica's branded skin care products sold through a network of dermatologists and plastic surgeons. We will be entitled to a selling price for sales of NouriCel to SkinMedica and to specified milestone payments and future royalties on sales of SkinMedica's products in the skin care marketplace. We were also granted warrants to purchase SkinMedica common stock at specified prices in future time periods. In May 2001, the agreement was amended to change specified commencement and termination provisions.

     In September 2000, we were awarded a $2 million Advanced Technology Program grant from the National Institute of Standards and Technology, or NIST, for development of a tissue-engineered Ischemic Repair Device to induce vascularization of and restore function to tissues and organs with reduced blood supplies, or ischemia. The grant commenced in 2000 and is payable over three years. This grant follows a $2 million award in October 1997 from NIST to fund collaborative cardiovascular research with the University of California, San Diego that began in 1998 and was completed in the second quarter of 2001.

     Also in September 2000, we were awarded a grant in excess of $800,000 from the National Institutes of Health and the National Institute of Dental and Craniofacial Research to develop tissue-engineered cartilage for the treatment of temporomandibular disorders. Payments under the grant are payable over four years.

     We have incurred and expect to continue to incur, either directly or through the Dermagraft Joint Venture, substantial expenditures in support of the commercialization, development, clinical trials and post-market studies of TransCyte and Dermagraft for burn and skin ulcer applications, for manufacturing systems and in advancing other applications of our core technology. We also expect to incur additional costs for the development of products and manufacturing processes under our strategic alliance with Inamed, additional costs for the development and clinical trials of tissue-engineered cartilage products through the NeoCyte Joint Venture, costs for the development of NouriCel, costs for products we may develop for cardiovascular applications, and costs which may be associated with other products which we may undertake from time to time. Our agreements with our current strategic alliance partners are structured to share some or all of these costs as well as to provide us with income from milestone payments, royalties and licensing fees for the respective products.

Results of Operations
---------------------

     Product sales were $3,964,000 for the three months ended June 30, 2001, compared to sales of $2,996,000 in the corresponding period of 2000. For the six months ended June 30, 2001, product sales of $7,266,000 represent an increase of $648,000 from sales of $6,618,000 in the same period of the prior year. These increases primarily reflect $438,000 of collagen sales to Inamed in the second quarter of 2001, while there were no collagen sales during the same period of 2000. Other product sales reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost.

     Revenues from contracts and fees were $1,420,000 for the three months ended June 30, 2001, compared to $3,267,000 for the same period in 2000. For the six months ended June 30, 2001, such revenues decreased to $3,099,000, from $7,055,000 in the corresponding period in the prior year. The decrease is partially due to a $5 million licensing payment received from Inamed in 1999, $899,000 of which was recognized in each of the first two quarters of 2000. No such licensing payments were recognized in 2001. Other contract and fee revenues, principally for research and development activities performed for the Dermagraft and NeoCyte Joint Ventures, decreased from the prior year by $1,012,000 in the second quarter of 2001, and $2,738,000 for the six months ended June 30, 2001. This decrease is primarily due to the completion of the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers in 2000, and reduced spending in the NeoCyte Joint Venture. These revenue reductions were partially offset by an increase in grant revenue of $64,000 in the second quarter of 2001, and $580,000 for the six months ended June 30, 2001, compared to the prior year.

     Cost of goods sold of $4,727,000 for the three months ended June 30, 2001 represents an increase from $2,996,000 in the corresponding period of 2000; while for the six months ended June 30, 2001 cost of goods sold increased to $8,032,000, from $6,618,000 in the same period in 2000. These increases primarily reflect $1,201,000 in production costs for collagen in the second quarter of 2001, while there were no comparable collagen costs in 2000. The remaining cost of goods sold primarily represents the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture. As a result of the FDA's decision to require additional clinical data for Dermagraft in the treatment of diabetic foot ulcers, we are continuing to incur significant costs associated with excess production capacity within our manufacturing facility. The Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. For the three-month period ended June 30, 2001 such write-downs were $2,896,000, compared to $3,005,000 in the corresponding period of 2000. For the six-month period ended June 30, 2001 such write-downs were $5,405,000, compared to $5,133,000 in the same period of 2000. To the extent that we do not sell such products to the Dermagraft Joint Venture, we would be required to write such inventories down to net realizable value.

     Research and development expenditures decreased to $2,338,000 in the three months ended June 30, 2001, from $3,699,000 in the prior year; and to $5,412,000 in the six months ended June 30, 2001 from $7,600,000 in the corresponding period of 2000. Of these reductions, the completion of the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers in 2000 accounts for $543,000 in the second quarter and $1,306,000 for the first six months of 2001, compared to 2000. In addition, compared to 2000, there were reductions of $604,000 in the second quarter and $1,506,000 for the first six months of 2001, in research and development expenditures for the NeoCyte Joint Venture. Additionally, collagen product development costs included in research and development decreased by $648,000 for the three-month period and $298,000 for the six-month period ended June 30, 2001, as our collagen product was moved from product development into manufacturing. These reductions are partially offset by an increase, over the prior year, of $264,000 for the second quarter of 2001 and $591,000 for the six months ended June 30, 2001, in research and development costs related to the development of NouriCel.

     Selling, general and administrative costs were $4,239,000 for the three months ended June 30, 2001 compared to $3,564,000 in the corresponding period of 2000; and $8,275,000 for the six months ended June 30, 2001 compared to $8,179,000 in the same period of 2000. Compensation expense for a variable stock option was $585,000 for the three-month period ended June 30, 2001 compared to $704,000 in 2000, while for the six-month period ended June 30, 2001 such expense was $1,029,000 compared to $2,695,000 in the same period of 2000. These amounts are non-cash transactions and relate to stock options exercised in 1995 by our Chairman and Chief Executive Officer for which we issued a loan that is being accounted for as a variable stock option. This accounting treatment can result in significant increases and decreases in compensation expense subject to the variability of our stock price.

     The decrease in non-cash expense is offset by an increase in other selling, general and administrative costs of $794,000 for the three-month period, and an increase of $1,762,000 for the six-month period ended June 30, 2001, compared to the same period in 2000. Salary and benefits expenses increased by $318,000 for the second quarter compared to 2000, largely as a result of senior management additions that were made in the fourth quarter of 2000 and the first quarter of 2001. Salary and benefits expenses for the six months ended June 30, 2001 increased by $876,000 over the prior year, including $491,000 of recruitment related costs. Outside service costs for consultants and professional services increased by $192,000 for the second quarter and by $525,000 for the six months ended June 30, 2001 over prior year, as a result of planning and business development initiatives that were undertaken in the first quarter of 2001. These initiatives and their related costs are expected to continue for the balance of 2001. The balance of the increase over 2000 is related to the building of infrastructure in support of anticipated product launches.

     Equity in losses of joint ventures were $3,370,000 for the three-month period ended June 30, 2001 and $3,542,000 for the corresponding period in 2000; and 6,329,000 for the six-month period ended June 30, 2001 compared to $7,255,000 for the same period in 2000. These amounts represent our share of losses of the Dermagraft and NeoCyte Joint Ventures. Joint venture losses were reduced in 2001 primarily as a result of reductions in research and development expenditures. During the three-month period ended June 30, 2001 research and development costs decreased by $1,290,000 from the comparable period in 2000, and in the six-month period ended June 30, 2001 decreased by $3,183,000, largely due to the completion of the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers in 2000, and decreased spending in the NeoCyte Joint Venture.

     Dermagraft Joint Venture sales of TransCyte for the three months ended June 30, 2001 decreased over the same quarter of 2000 by $0.1 million, to $0.8 million, primarily as a result of a reduction in manufacturing yields, limiting our ability to fill orders in the first part of the 2001 quarter. Corrective steps to increase yields and production have been put in place. For the first six months of the fiscal year, joint venture TransCyte sales increased by $0.1 million over 2000, to $1.6 million.

     The equity in losses of joint ventures includes costs incurred by us and charged to the Dermagraft and NeoCyte Joint Ventures totaling $2,612,000 for the three-month period ended June 30, 2001 and $2,825,000 for the three-month period ended June 30, 2000; and $4,798,000 for the six-month period ended June 30, 2001 compared to $5,709,000 for the six-month period ended June 30, 2000.

     Interest income and other was $115,000 in the three months ended June 30, 2001 compared to $574,000 in the corresponding period of 2000; and $489,000 in the six months ended June 30, 2001 compared to $1,176,000 in the same period of 2000. The decrease primarily results from the reduction of interest earning assets reflected in the consolidated balance sheets.

     Interest expense was $174,000 in the three months ended June 30, 2001 compared to $464,000 in the corresponding period of 2000; and $416,000 in the six months ended June 30, 2001 compared to $924,000 in the same period of 2000. The decrease in interest expense primarily reflects the repayment of a $10 million loan from Smith & Nephew in September 2000, partially offset by $5.4 million of borrowings from the Dermagraft Joint Venture, associated with the restructuring of the Dermagraft Joint Venture.

Liquidity and Capital Resources
-------------------------------

     To date, we have funded our operating and capital expenditures primarily through the sale of equities, contract revenues, funding from strategic partners, government grants, product sales and lease financing transactions.

     Cash and cash equivalents at June 30, 2001 decreased by $13,643,000 from December 31, 2000. Major outflows included the use of $11,649,000 to fund operations, a net investment of $5,631,000 to support the Dermagraft and NeoCyte Joint Ventures, $1,295,000 for payment of debt and $597,000 for capital expenditures. These outflows have been partially offset by $5,862,000 in net proceeds from short-term investments.

     Receivables from joint ventures increased by $471,000 from December 31, 2000 to June 30, 2001, primarily as a result of the timing of receipts. Inventory increased by $1,812,000 during the same period, largely as a result of collagen production in 2001. Long-term debt at June 30, 2001 decreased by $1,295,000 from December 31, 2000, primarily reflecting payments made under the loan used by DermEquip to purchase manufacturing assets. The timing of payments made to the Dermagraft Joint Venture reduced payables to joint ventures by $355,000 during the six months ended June 30, 2001.

     We expect to continue to expend cash as we incur substantial research and development expenses, additional costs in support of clinical trials, general and administrative costs in support of product commercialization, and expenditures for capital equipment and patents. In addition, under the terms of our agreements with Smith & Nephew, we have agreed to fund our share of the costs of the Dermagraft and NeoCyte Joint Ventures. We have also agreed to fund specified costs to develop products, and related manufacturing processes, which will be marketed by Inamed under the terms of our licensing agreement. In addition, we are incurring costs to develop NouriCel. These uses of cash are expected to be only partially offset by revenues received from the Dermagraft and NeoCyte Joint Ventures with Smith & Nephew, from the Inamed alliance and from other potential revenue sources such as our licensing agreements for NouriCel. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture or, to a lesser extent, the NeoCyte Joint Venture, we would experience a substantial increase in the need for and use of our cash to support the commercialization and manufacture of Dermagraft and TransCyte, or the development of orthopedic cartilage products.

     Our cash requirements are dependent upon a number of factors, including the achievement and timing of regulatory approvals and third-party reimbursement, sales and marketing efforts by our partners, market acceptance of our products and potential products, the establishment of new strategic alliances, the timing and expense of preclinical and clinical studies, and new technological innovations. We currently believe we have sufficient funds to support our planned operations into the fiscal year 2002.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in interest-rate sensitive securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on May 22, 2001. During the annual meeting, the stockholders elected the following nominees to the Company's board of directors to serve for the term of one year or until their successors have been elected and qualified. The votes of the stockholders for each of the director nominees was as follows :


             Nominee                  In Favor          Withheld      Abstained
       --------------------------    -----------      ------------   -----------

       Arthur J. Benvenuto           57,000,505        3,095,296         --
       Dr. Gail K. Naughton          57,743,951        2,351,850         --
       Jerome E. Groopman, M.D.      58,142,386        1,953,415         --
       Jack L. Heckel                59,635,784          460,017         --
       Ronald L. Nelson              59,686,194          409,607         --
       Dayton Ogden                  59,661,569          434,232         --
       David S. Tappan, Jr.          59,616,819          478,982         --
       Dr. Gail R. Wilensky          47,354,209       12,741,592         --

     In addition, the stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2001 with 59,825,168 shares in favor of the proposal, 182,281 shares opposed and 88,352 shares abstaining. Broker non-voting did not occur with regard to the election of directors or the appointment of Ernst & Young.

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

RISKS RELATED TO OUR BUSINESS
-----------------------------

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

     To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses. Through June 30, 2001, we had incurred cumulative net operating losses of $281.9 million. Our ability to achieve profitability depends in part upon our ability to successfully manufacture and market Dermagraft and TransCyte for skin ulcers and burns, and to manufacture collagen and our nutrient solution for aesthetic applications. We may never achieve a profitable level of operations or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

IF WE, OR OUR PARTNERS, ARE NOT ABLE TO OBTAIN REGULATORY APPROVAL, WE WILL NOT BE ABLE TO SELL THE AFFECTED PRODUCTS.

     To sell our products that are under development, and our existing products for additional applications, we, or our partners, must receive regulatory approvals. To obtain approvals for new products, we, or our partners, must conduct clinical studies demonstrating that the respective products are safe and effective, which can be expensive and time-consuming. Similar clinical studies may also be required to obtain approval for additional applications of our existing products. We, or our partners, may be unable to obtain regulatory approval on a timely basis, if at all. If regulatory approval cannot be obtained for a regulated product or any additional application of such a product, that product cannot be sold and revenues will never materialize.

     Early in 1998, an FDA Advisory Panel recommended the FDA approve Dermagraft for marketing in the United States for the treatment of diabetic foot ulcers. The Advisory Panel's recommendation included conditions we would have needed to satisfy after the commercial introduction of Dermagraft. However, in June 1998, the FDA requested we complete an additional controlled clinical trial to support our application for approval to market Dermagraft for the treatment of diabetic foot ulcers. The clinical trial began in late 1998 and the results of a planned interim analysis of data from this trial were announced in December 1999. These data showed that, although statistical significance was not achieved at the interim analysis, Dermagraft was healing more ulcers than the control treatment in those diabetic foot ulcers having a duration of greater than six weeks. In February 2000, the FDA approved an application for an amendment to the Investigational Device Exemption, or IDE, for the clinical trial of Dermagraft in the treatment of diabetic foot ulcers. Based on the data presented to the FDA in December 1999, the IDE has been amended to revise the enrollment criteria and the statistical plan for data analysis. Enrollment in this additional clinical trial has been completed and we submitted our PMA application for approval of Dermagraft for the treatment of diabetic foot ulcers to the FDA in August 2000. In February 2001, we received a letter from the FDA stating that the FDA has completed its initial review of the PMA application and requesting clarification and additional information. We are continuing to work with the FDA in regard to the additional information. However, the FDA may never approve our application.

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

     In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that we have demonstrated that Dermagraft, or any of our other products, are safe and effective after clinical trials are completed.

WE WILL NEED ADDITIONAL FUNDS TO SUPPORT OPERATIONS. IF WE ARE UNABLE TO OBTAIN THEM, WE WOULD BE UNABLE TO COMPLETE OUR PRODUCT DEVELOPMENT PROGRAMS AND WOULD HAVE TO REDUCE OR CEASE OPERATIONS, OR ATTEMPT TO SELL SOME OR ALL OF OUR OPERATIONS OR TO MERGE WITH ANOTHER ENTITY.

     The further development of our technology and products as well as any further development of manufacturing capabilities or the establishment of additional sales, marketing and distribution capabilities will require the commitment of substantial funds. Our existing working capital will not be sufficient to meet our needs. Potential sources of additional funds include payments from our alliances with Smith & Nephew and Inamed, and to a lesser extent Biozhem and SkinMedica. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture or, to a lesser extent, the NeoCyte Joint Venture, we would experience a substantial increase in the need for and use of our working capital to support the commercialization and manufacture of our Dermagraft and TransCyte products or the development of our orthopedic cartilage products, and we would need to pursue other means to obtain funds, such as public or private offerings of debt or equity securities, collaborative agreements or extensions of existing arrangements.

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

OUR PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET AND MAY NOT BE SUCCESSFULLY COMMERCIALIZED BECAUSE PHYSICIANS AND PATIENTS MAY NOT PURCHASE OR USE THEM, OR PATIENTS MAY HAVE ADVERSE REACTIONS.

     Our products are based on new and innovative technologies and the medical community or the general population may not broadly purchase or use our products as alternatives to existing methods of treatment. Sales of our products may be adversely affected by:

     o  their respective cost;

     o  concerns related to efficacy;

     o  the effectiveness of alternative methods of treatment;

     o  the insufficiency of third-party reimbursement; and

     o  reports of adverse reactions.

     Any future negative events or other unfavorable publicity involving the use of our products could also adversely affect acceptance of our products. Both we and Smith & Nephew have limited direct experience marketing or obtaining third-party reimbursement for these types of products.

     Additionally, TransCyte, has been marketed and sold in the United States since 1997. To date, it has not achieved widespread commercial acceptance in the United States. Similarly, Dermagraft may never achieve commercial acceptance in the United States, even if it receives FDA approval.

WE RELY ON THIRD PARTIES TO MARKET, DEVELOP AND SELL OUR PRODUCTS AND THOSE THIRD PARTIES MAY NOT PERFORM SUCCESSFULLY. OUR DEPENDENCE ON THIRD PARTIES AND OUR LACK OF SALES AND MARKETING PERSONNEL COULD LIMIT OUR ABILITY TO DEVELOP OUR PRODUCTS OR TO GENERATE REVENUES FROM PRODUCT SALES.

     We are relying on Smith & Nephew, Inamed and others to market our products both domestically and internationally. Our success in generating market acceptance of Dermagraft and TransCyte will depend on the marketing efforts of Smith & Nephew. Market acceptance of human-based collagen will depend in part on the regulatory and marketing efforts of Inamed. We cannot control the amount and timing of resources that Smith & Nephew, Inamed or others may devote to marketing and selling our products, or their ability to continue investment in such activities. In addition, the Dermagraft and NeoCyte Joint Venture agreements provide that they may be terminated before their expiration under certain circumstances that are outside our control. If Smith & Nephew does not perform its obligations as expected or if Smith & Nephew has a strategic shift in its business focus, it would be difficult for us to successfully complete the development efforts of the Dermagraft Joint Venture and NeoCyte Joint Venture. Our failure to achieve broad use of Dermagraft for the treatment of diabetic foot ulcers and, to a lesser extent, TransCyte for burn care and human-based collagen for aesthetic applications, would hurt our ability to generate revenues and any future profits.

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

     Although most of the raw materials used in the manufacture of our Dermagraft, TransCyte and human-based collagen products are available from more than one supplier, changes in certain critical components could cause the FDA to require us to prove equivalency of the materials or potentially to modify or perform additional clinical trials for such products, which could have the effect of restricting our ability to commercialize our products.

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

     Interruptions in supplies for the manufacture of our Dermagraft, TransCyte and human-based collagen products may occur and we may have to obtain substitute vendors for these materials. Any significant supply interruption would delay our marketing, product development or clinical trial programs. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could prevent or delay our ability to manufacture products. These delays would have an adverse effect on our revenues.

IF OUR PRODUCTS THAT ARE IN AN EARLY STAGE OF DEVELOPMENT ARE NEVER SUCCESSFULLY COMMERCIALIZED, WE MAY NOT HAVE REVENUES TO CONTINUE OPERATIONS.

     We have products that are in an early stage of development. To date, TransCyte is the only regulated product that has been approved for commercial sale in the United States. Dermagraft has advanced to clinical trials in the United States, however both Dermagraft and human-based collagen still require further marketing approvals from the FDA, and all of our other regulated products are at earlier stages of research, development and testing. These products, including additional indications for Dermagraft and TransCyte, will require significant additional research and development, as well as extensive preclinical and clinical testing.

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

     In addition, although the FDA has classified TransCyte as a medical device, the state of California and the state of New York have notified us that we must register as a tissue bank to manufacture or distribute TransCyte in those states. Although some states do not regulate tissue banks, there are other states besides California and New York that do. Such states could take a position similar to California and New York with regard to the regulatory status of TransCyte. In June 1997, we submitted a petition to the FDA requesting an advisory opinion that the FDA's federal regulation of this product as a medical device preempts conflicting New York laws from regulating the product as banked human tissue. In January 2000, the FDA denied our petition to preempt applicable New York laws, determining that state legislation would prevail. In view of the FDA's decision, the Company has initiated discussions at the individual state level, beginning with the state of California in an attempt to resolve this matter. Unless the outcome of these discussions concludes otherwise, we and our customers will be subjected to a costly new layer of regulation. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. We are currently distributing TransCyte in California and New York under tissue banking licenses. Due to the similarities of our products, regulations applicable to TransCyte are also expected to apply to our Dermagraft product.

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

     After regulatory approval is obtained, our products, their manufacture and related manufacturing facilities will be subject to continual review and periodic inspections. Any subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. For example, after inspecting the manufacturing facility early in 1998 in conjunction with our application for the approval of Dermagraft for the treatment of diabetic foot ulcers, the FDA notified us of numerous objectionable conditions under a Form FDA 483 list of observations. These observations concerned our manufacturing processes and systems for Dermagraft and TransCyte. In September 1998, we successfully completed a re-inspection by the FDA of our manufacturing facility and quality systems. However, we must continue to pass future facility inspections by the FDA and foreign regulatory authorities.

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

     The market price of our common stock has fluctuated significantly in recent years and is likely to fluctuate in the future. For example, from April 1998 to June 2001, our common stock has closed as high as $12.13 per share and as low as $1.97 per share. Factors contributing to this volatility have included:

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
               Advanced Tissue Sciences, Inc.

    10.1*      First Amendment to Development, License and        Filed Herewith
               Supply Agreement, as of May 21, 2001, between
               Advanced Tissue Sciences , Inc. and SkinMedica,
               Inc.

   10.2        Amended and Restated Promissory Note dated         Filed Herewith
               September 13, 2000 between the Company and
               Arthur J. Benvenuto


* The Company has requested confidential treatment with respect to certain portions of this document.


(b)   Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ADVANCED TISSUE SCIENCES, INC.


Date:    August 13, 2001                          /s/ Arthur J. Benvenuto
      ---------------------                      -----------------------------
                                                 Arthur J. Benvenuto
                                                 Chairman of the Board,
                                                  Chief Executive Officer


Date:    August 13, 2001                          /s/ Nikhil A. Mehta
      ---------------------                      -----------------------------
                                                 Nikhil A. Mehta
                                                 Senior Vice President, Finance
                                                  and Chief Financial Officer