Form 10-Q
period 2001-09-30
ADVANCED TISSUE SCIENCES INC
filed 2001-11-14
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                              ____________________

                 [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       or

                 [ ]   Transition Report pursuant to Section 13 or 15(d) of
                           the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                        Commission File Number: 0-016607

                         ADVANCED TISSUE SCIENCES, INC.
               (Exact name of registrant as specified in charter)

                              ____________________


              Delaware                               14-1701513
      ------------------------------             -------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)


   10933 North Torrey Pines Road, La Jolla, California               92037
   ---------------------------------------------------             ----------
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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at November 9, 2001 was 73,146,153.

                         ADVANCED TISSUE SCIENCES, INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001


INDEX
-----


Part I - Financial Information                                            Page
------------------------------                                            ----
Item 1 - Financial Statements

         Introduction to the Financial Statements......................     1

         Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000....................     2

         Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 2001 and 2000....      3

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2001 and 2000..............      4

         Notes to the Consolidated Financial Statements...............     5-8

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................      9-14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk..       15

Part II - Other Information
---------------------------

Item 5 - Other Information...........................................     16-22

Item 6 - Exhibits and Reports on Form 8-K............................       23

Signatures...........................................................       24

                                        1
                         PART I - FINANCIAL INFORMATION


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

     Dermagraft(R) and NouriCel(TM) are our trademarks. TransCyte(R) is a registered trademark of our joint venture partner, Smith & Nephew plc. This Form 10-Q may also include trademarks and trade names owned by other parties, and all other trademarks and trade names mentioned in this Form 10-Q are the property of their respective owners.

                         ADVANCED TISSUE SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)



                                                              September 30,         December 31,
                                                                  2001                  2000
                                                              -------------         ------------
                                                               (Unaudited)

     ASSETS
Current assets:
   Cash and cash equivalents                                  $     3,990           $   24,197
   Short-term investments                                              --                6,854
   Receivable from joint ventures                                   1,389                1,474
   Milestone payment receivable                                     5,000                   --
   Inventories                                                      9,366                5,773
   Other current assets                                             1,709                1,814
                                                              -----------           ----------
       Total current assets                                        21,454               40,112

Property - net                                                     11,807               13,681
Patent costs - net                                                  2,486                2,320
Other assets                                                        2,773                2,993
                                                              -----------           ----------
       Total assets                                           $    38,520           $   59,106
                                                              ===========           ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $       906           $    1,075
   Payable to joint ventures                                          276                  565
   Accrued expenses                                                 5,811                5,391
   Current portion of long-term debt and capital
     lease obligations                                              7,975                7,999
                                                              -----------           ----------
       Total current liabilities                                   14,968               15,030

Long-term debt and capital lease obligations                        4,480                6,400
Other long-term liabilities                                         1,944                1,874
                                                              -----------           ----------
       Total liabilities                                           21,392               23,304
                                                              -----------           ----------

Stockholders' Equity:
   Common Stock, $.01 par value; 125,000,000 shares
     authorized; 64,227,274 and 64,200,941 shares issued
     and outstanding at September 30, 2001 (unaudited)
     and December 31, 2000                                            642                  642
   Additional paid-in capital                                     301,486              301,168
   Note received in connection with sale of Common Stock
     and deferred compensation applicable to Common Stock          (1,369)              (1,672)
   Accumulated deficit                                           (283,631)            (264,333)
   Accumulated other comprehensive loss                                --                   (3)
                                                              -----------           ----------
       Total stockholders' equity                                  17,128               35,802
                                                              -----------           ----------
       Total liabilities and stockholders' equity             $    38,520           $   59,106
                                                              ===========           ==========



        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                      September 30,
                                                      ----------------------------       -----------------------------
                                                         2001              2000              2001             2000
                                                      ----------        ----------       ------------     ------------
                                                               (Unaudited)                        (Unaudited)
Revenues:
   Product sales
     Related parties                                  $    3,230        $    2,879       $    10,058      $     9,497
     Others                                                  790                --             1,228               --
   Contracts and fees
     Related parties                                         959             1,704             3,109            6,592
     Dermagraft approval milestone                         5,000                --             5,000               --
     Others                                                  406             1,197             1,355            3,364
                                                      ----------        ----------       -----------      -----------
     Total revenues                                       10,385             5,780            20,750           19,453
                                                      ----------        ----------       -----------      -----------
Costs and expenses:
   Cost of goods sold                                      4,032             2,879            12,064            9,497
   Research and development                                2,555             2,659             7,967           10,259
   Selling, general and administrative                     2,487             2,375            10,762           10,554
                                                      ----------        ----------       -----------      -----------
     Total costs and expenses                              9,074             7,913            30,793           30,310
                                                      ----------        ----------       -----------      ------------
Income (loss) from operations before equity in
  losses of joint ventures                                 1,311            (2,133)          (10,043)         (10,857)

Equity in losses of joint ventures                        (2,883)           (3,137)           (9,212)         (10,392)
                                                      ----------        ----------       -----------      -----------
Loss from operations                                      (1,572)           (5,270)          (19,255)         (21,249)

Other income (expense):
   Interest income and other                                  18                65               507            1,241
   Interest expense                                         (134)             (308)             (550)          (1,232)
                                                      ----------        ----------       -----------      -----------
Net loss                                                  (1,688)           (5,513)          (19,298)         (21,240)

Dividends on preferred stock                                  --                --                --              (48)
                                                      ----------        ----------       -----------      -----------
Net loss applicable to common stock                   $   (1,688)       $   (5,513)      $   (19,298)     $   (21,288)
                                                      ==========        ==========       ===========      ===========
Basic and diluted net loss per common share           $     (.03)       $     (.09)      $      (.30)     $      (.36)
                                                      ==========        ==========       ===========      ===========
Weighted average number of common shares used in
  the computation of basic and diluted loss per
  share                                                   64,222            60,066            64,209           59,367
                                                      ==========        ==========       ===========      ===========



        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                                 Nine Months Ended September 30,
                                                                               -----------------------------------
                                                                                    2001                 2000
                                                                               --------------       --------------
                                                                                           (Unaudited)
Operating activities:
   Net loss                                                                     $   (19,298)         $   (21,240)
   Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                                   2,760                2,943
      Compensation for services paid in stock, options or warrants                      581                2,911
      Equity in losses of joint ventures                                              9,212               10,392
      Other adjustments to net loss                                                     (64)                 (25)
      Deferred revenue                                                                   --               (2,696)
      Changes in assets and liabilities:
        Receivables from joint ventures                                                  85                  646
        Milestone payment receivable                                                 (5,000)                  --
        Inventories                                                                  (3,593)              (1,398)
        Other current assets                                                            105                  511
        Accounts payable                                                               (169)                (319)
        Payable to joint ventures                                                      (289)              (3,103)
        Accrued expenses                                                                420                 (615)
                                                                                -----------          -----------
         Net cash used in operating activities                                      (15,250)             (11,993)
                                                                                -----------          -----------
Investing activities:
   Purchases of short-term investments                                               (3,462)              (4,959)
   Maturities and sales of short-term investments                                    10,316               10,989
   Acquisition of property                                                             (820)                (769)
   Investment in joint ventures                                                      (9,356)             (15,262)
   Distributions from joint ventures                                                    737                2,767
   Patent application costs                                                            (234)                (302)
   Other long-term assets                                                              (352)                 384
                                                                                -----------          -----------
         Net cash used in investing activities                                       (3,171)              (7,152)
                                                                                -----------          -----------
Financing activities:
   Proceeds from borrowings                                                              --                7,612
   Payments of borrowings                                                            (1,944)              (5,988)
   Restricted cash                                                                       --                5,000
   Net proceeds from sale of common stock                                                --               20,000
   Payment of note receivable and interest - common stock                                --                1,265
   Options and warrants exercised                                                        87                7,772
   Long-term obligations and other                                                       71                1,691
                                                                                -----------          -----------
          Net cash (used in) provided by financing activities                        (1,786)              37,352
                                                                                -----------          -----------
Net (decrease) increase in cash and cash equivalents                                (20,207)              18,207
Cash and cash equivalents at beginning of period                                     24,197               16,091
                                                                                -----------          -----------
Cash and cash equivalents at end of period                                      $     3,990          $    34,298
                                                                                ===========          ===========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three or nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

     In June, 2001, the FASB issued Statements of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. We do not expect the adoption of SFAS No. 141 and No. 142 to have a material impact on our financial statements.

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

     The results of operations of the joint ventures for the three and nine-month periods ended September 30, 2001 and 2000 are as follows (in thousands):

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                   ----------------------  ---------------------
                                     2001          2000      2001         2000
                                   --------      --------  --------    ---------
Dermagraft Joint Venture
     Net sales                     $  1,144      $  1,384  $  2,954    $  3,112
     Cost of goods sold               3,209         3,565    10,436       9,920
     Other costs and expenses         3,154         2,936     9,406       9,713
     Net loss                        (5,219)       (5,117)  (16,888)    (16,521)

NeoCyte Joint Venture
     Costs and expenses           $     307      $    886  $    832    $  3,567
     Net loss                          (307)         (886)     (832)     (3,567)

NOTE 3 - INVENTORIES

     Inventories consist of the following components as of September 30, 2001 and December 31, 2000 (in thousands):

                                            September 30,       December 31,
                                               2001                2000
                                           ----------------    --------------

     Raw materials and supplies            $     5,336          $    5,021
     Work-in-process                             1,180                 683
     Finished goods                              2,850                  69
                                           -----------          ----------
                                           $     9,366          $    5,773
                                           ===========          ==========

NOTE 4 - CAPITAL STOCK

     In May 1999, our Chairman and Chief Executive Officer exercised an employee stock option. The purchase price was paid through the issuance of an interest-bearing, full recourse promissory note. In July 1999, we extended the repayment terms on the note. As a result of the extension, these stock options were thereafter accounted for as variable stock options, which could result in significant increases and decreases in compensation expense subject to variability in our stock price. The note receivable and accrued interest of approximately $1.4 million at September 30, 2001 and approximately $1.3 million at December 31, 2000 are included in stockholders' equity in the accompanying balance sheets.

NOTE 5 - BASIC AND DILUTED LOSS PER SHARE

     Basic earnings per share are determined based on the weighted-average number of shares outstanding during the period. Diluted earnings per share include the weighted-average number of shares outstanding and give effect to potentially dilutive common shares, such as options and warrants outstanding, in periods in which they are dliutive. Both the basic and diluted loss per common share for the three and nine-month periods ended September 30, 2001 and September 30, 2000 are based on the weighted-average number of shares of our common stock outstanding during these periods. The net loss applicable to common stock used in the calculation of basic and diluted net loss per common share for the nine-month period ended September 30, 2000 includes dividends of $48,000 accrued on our Convertible Series B Preferred Stock. There were no such dividends accrued or paid in the three months ended September 30, 2000 or in the nine months ended September 30, 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS

     During the three and nine-month periods ended September 30, 2001 and September 30, 2000, we performed services for the Dermagraft and NeoCyte Joint Ventures, and manufactured products for the Dermagraft Joint Venture, to sell to customers or for use in clinical trials as described below. We have a 50% interest in each of the Dermagraft and NeoCyte Joint Ventures and share equally with Smith & Nephew in the expenses and revenues, except we are funding the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous and pressure ulcers.

Dermagraft Joint Venture
------------------------

     Product sales to related parties include products sold to the Dermagraft Joint Venture. In addition, we recognize amounts in contract revenues for research and development, marketing and other activities performed for the joint venture. 2001 contract revenue includes the recognition in September of a $5 million milestone payment on the approval of Dermagraft in the treatment of diabetic foot ulcers. During the three and nine-month periods ended September 30, 2001 and September 30, 2000, product sales and contract revenue amounts totaled (in thousands):


                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                       --------------------------   -------------------------
                                                         2001              2000       2001             2000
                                                       --------          --------   -------          --------
Products sold to the Dermagraft Joint Venture          $  3,230          $  2,879   $10,058          $  9,497
Contract revenues for activities performed             $  5,829          $  1,086   $ 7,729          $  4,160


     As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing Dermagraft and TransCyte, product sales to the Dermagraft Joint Venture reflect our cost of goods sold for such products, including period costs. Period costs reflect overhead costs related to excess production capacity and include rent, depreciation, quality control, facilities, supplies and other such costs to support, or which are related to, the excess production capacity. Due to such costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. During the three and nine-month periods ended September 30, 2001 and September 30, 2000, such write-downs by the Dermagraft Joint Venture totaled (in thousands):


                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                       --------------------------   -------------------------
                                                         2001              2000       2001             2000
                                                       --------          --------   -------          --------
Dermagraft Joint Venture inventory write-downs         $  2,075          $  2,681   $ 7,480          $  7,814



NeoCyte Joint Venture
---------------------

     We recognize amounts in contract revenues for research and development activities performed for the NeoCyte Joint Venture. During the three and nine-month periods ended September 30, 2001 and September 30, 2000, such amounts totaled (in thousands):


                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                       --------------------------   -------------------------
                                                         2001              2000       2001             2000
                                                       --------          --------   -------          --------
Contract revenues for activities performed             $    130          $    619   $   380          $  2,433


     Our share of the costs incurred by us and charged to the Dermagraft and NeoCyte Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations. For the three and nine-month periods ended September 30, 2001 and September 30, 2000, such costs charged totaled (in thousands):


                                                           Three Months Ended           Nine Months Ended
                                                              September 30,               September 30,
                                                       --------------------------   -------------------------
                                                         2001              2000       2001             2000
                                                       --------          --------   -------          --------
Charged to Dermagraft and NeoCyte Joint Ventures       $  2,883          $  2,690   $ 7,681          $  8,399


NOTE 7 - SUBSEQUENT EVENTS

     On October 3, 2001, we entered into a broad strategic collaboration with Medtronic, Inc. to explore the application of our technology in the areas of cardiovascular, neurological, endocrine and spinal. An affiliate of Medtronic, Medtronic Asset Management, Inc., simultaneously purchased $20 million of our common stock at $3.72 per share, equal to the average closing price for the 12 days prior to the signing of the agreement. We agreed to register the resale of the shares purchased with the Securities and Exchange Commission and granted limited rights to purchase additional shares.

     In return for the purchase of our common stock, Medtronic obtained specified rights including the following:

     o a right of first refusal to collaborate in the further development and commercialization of the our epicardial angiogenesis therapy;
     o a right of first offer/first negotiation to collaborate in other programs within the cardiovascular, neurological, endocrine and spinal areas where we elect not to pursue those programs internally; and
     o a limited non-exclusive license to our intellectual property in the four therapeutic areas identified to facilitate Medtronic's exploration of cell and tissue-engineered technology in combination with Medtronic's medical devices.

     Separately, on November 2, 2001 we completed a private placement of approximately $14.7 million in gross proceeds covering the sale of 3,534,335 shares of unregistered common stock at $4.15 per share to a group of institutional investors led by the State of Wisconsin Investment Board, which purchased 2,450,000 shares in this offering. Net proceeds from the private placement were approximately $13.7 million.

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

     Dermagraft for the treatment of diabetic foot ulcers has been approved for sale in Canada and was introduced by the Dermagraft Joint Venture in the United Kingdom and several other European countries in 1997 after receipt of the required regulatory approvals. Dermagraft was approved for sale in Canada in January 2001 for the treatment of lower limb ulcers, partial and full-thickness chronic wounds, the promotion of granulation tissue and the preparation of wounds for skin grafting. In September 2001, we received a letter from the FDA stating that the agency had approved the PMA for Dermagraft in the treatment of chronic foot ulcers in patients with diabetes. This approval resulted in a $5 million milestone payment to us from Smith & Nephew, which was recognized into revenue in September and received in October.

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

     In 2000 we restructured specified payments associated with the Dermagraft Joint Venture. The objective of the restructuring was to defer the potential payment of specified milestones by Smith & Nephew while providing us a royalty stream and an opportunity to increase our long-term return from the venture.

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

     In May 1999, we entered into a strategic alliance with Inamed Corporation for the development and marketing of several of our human-based, tissue-engineered products for aesthetic and specified reconstructive applications. Under the related agreements, Inamed licensed rights to further develop, manufacture and sell specified tissue-engineered products of ours such as human-based collagen for use in wrinkle correction and as a bulking agent for the treatment of urinary incontinence, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction and other soft tissue augmentation. We received specified payments in 1999 and will be entitled to royalties on potential future sales of our tissue-engineered products by Inamed. Such sales may be subject to regulatory approval. Under our agreement, we are responsible for the development of the products and the related manufacturing processes, and we, or an affiliate, have the right to manufacture the products. Inamed is responsible for clinical and regulatory activities.

     In May 2001, McGhan Medical Corporation, a subsidiary of Inamed, filed a PMA amendment with the FDA, seeking approval to change McGhan Medical's injectable collagen from bovine to our human-based collagen. Clearance of the PMA amendment filing by the FDA would permit McGhan to market an injectable form of tissue-engineered, human-based collagen for wrinkle treatment. The human-based collagen, once purified and sterilized, may be injected or implanted into the human body, pending FDA clearance.

     In the second quarter of 2001, we commenced sales of our human-based collagen to McGhan Medical for testing and inventory. In October 2001, Inamed announced that the FDA had requested additional pre-clinical data and had asked Inamed to conduct skin-test studies. Inamed has informed us that the additional studies will commence in the fourth quarter of 2001. However, in 2002, sales of collagen to McGhan are expected to decline, pending FDA approval.

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

     In October 2001, we entered into a broad strategic collaboration with Medtronic, Inc. to explore the application of our technology in the areas of cardiovascular, neurological, endocrine and spinal. An affiliate of Medtronic simultaneously purchased $20 million of our common stock at $3.72 per share, in return for specified rights including a right of first refusal to collaborate in the further development and commercialization of our epicardial angiogenesis therapy, a right of first offer/first negotiation to collaborate in other programs within the cardiovascular, neurological, endocrine and spinal areas where we elect not to pursue those programs internally, and a limited non-exclusive license to our intellectual property in the four therapeutic areas identified to facilitate Medtronic's exploration of cell and tissue-engineered technology in combination with Medtronic's medical devices.

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

Results of Operations
---------------------

     Product sales were $4,020,000 for the three months ended September 30, 2001, compared to sales of $2,879,000 in the corresponding period of 2000. For the nine months ended September 30, 2001, product sales of $11,286,000 represent an increase of $1,789,000 from sales of $9,497,000 in the same period of the prior year. These increases primarily reflect $790,000 of collagen sales to Inamed in the third quarter of 2001 and $1,228,000 of collagen sales to Inamed in the nine months ended September 30, 2001. There were no collagen sales during the same periods of 2000. We expect to continue sales of collagen for testing and inventory in the fourth quarter of 2001, however in 2002 sales of collagen to Inamed are expected to decline, pending FDA approval.

     Product sales to related parties primarily reflect sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost.

     Revenues from contracts and fees were $6,365,000 for the three months ended September 30, 2001, compared to $2,901,000 for the same period in 2000. The increase of $3,464,000 resulted from the $5 million Dermagraft PMA approval milestone from Smith & Nephew that was recognized into revenue in September 2001. For the nine months ended September 30, 2001, such revenues decreased to $9,464,000, from $9,956,000 in the corresponding period in the prior year. Although revenue from related parties was $1,517,000 higher as a result of the Dermagraft PMA approval milestone, this was partially offset by lower joint venture contract revenues due to the completion of the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers in 2000 and reduced spending in the NeoCyte Joint Venture. The decrease in revenues from others is primarily due to a $5 million licensing payment received from Inamed in 1999, $2,696,000 of which was recognized in the first three quarters of 2000. No such licensing payments were recognized in 2001. These revenue reductions were partially offset by an increase in grant revenue of $92,000 in the third quarter of 2001, and $680,000 for the nine months ended September 30, 2001, compared to the prior year.

     Cost of goods sold of $4,032,000 for the three months ended September 30, 2001 represents an increase from $2,879,000 in the corresponding period of 2000; while for the nine months ended September 30, 2001 cost of goods sold increased to $12,064,000, from $9,497,000 in the same period in 2000. These increases primarily reflect $1,451,000 in production costs for collagen in the second and third quarters of 2001, while there were no comparable collagen costs in 2000. The remaining cost of goods sold primarily represents the cost of TransCyte and Dermagraft sold to the Dermagraft Joint Venture. As a result of the delay in Dermagraft approval by the FDA, we are continuing to incur significant costs associated with excess production capacity within our manufacturing facility. The Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. For the three-month period ended September 30, 2001 such write-downs were $2,075,000, compared to $2,681,000 in the corresponding period of 2000. For the nine-month period ended September 30, 2001 such write-downs were $7,480,000, compared to $7,814,000 in the same period of 2000. To the extent that we do not sell such products to the Dermagraft Joint Venture, we would be required to write such inventories down to net realizable value.

Research and development expenditures decreased to $2,555,000 in the three months ended September 30, 2001, from $2,659,000 in the prior year; and to $7,967,000 in the nine months ended September 30, 2001 from $10,259,000 in the corresponding period of 2000. Of these reductions, the completion of the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers in 2000 accounts for $228,000 in the third quarter and $1,534,000 for the first nine months of 2001, compared to 2000. In addition, compared to 2000, there were reductions of $433,000 in the third quarter and $1,965,000 for the first nine months of 2001, in research and development expenditures for the NeoCyte Joint Venture. Additionally, collagen product development costs included in research and development decreased by $340,000 for the three-month period and $639,000 for the nine-month period ended September 30, 2001, as our collagen product was moved from product development into manufacturing. These reductions are partially offset by an increase, over the prior year, of $93,000 for the third quarter of 2001 and $684,000 for the nine months ended September 30, 2001, in research and development costs related to the development of NouriCel.

     Selling, general and administrative costs were $2,487,000 for the three months ended September 30, 2001 compared to $2,375,000 in the corresponding period of 2000; and $10,762,000 for the nine months ended September 30, 2001 compared to $10,554,000 in the same period of 2000. During the three months and nine months ended September 30, 2001, we recorded a credit of $798,000 and an expense of $231,000, respectively, related to compensation expense for a variable stock option. During the three and nine months ended September 30, 2000, we recorded a gain of $137,000 and expense of $2,448,000, respectively, related to such variable stock option.

     The impact of the credit to non-cash expense is offset by an increase in other selling, general and administrative costs of $773,000 for the three-month period. Other general and administrative costs increased by $2,425,000 in the nine-month period ended September 30, 2001, compared to the same period in 2000. Salary and benefits expenses increased by $704,000 for the third quarter compared to the same period in 2000, largely as a result of senior management additions that were made in the fourth quarter of 2000 and the first quarter of 2001. Salary and benefits expenses for the nine months ended September 30, 2001 increased by $1,469,000 over the prior year, including $590,000 of recruitment related costs. Outside service costs for consultants and professional services decreased by $5,000 for the third quarter and increased by $520,000 for the nine months ended September 30, 2001 over the prior year period, as a result of planning and business development initiatives that were undertaken in the first quarter of 2001. These initiatives and their related costs are expected to continue for the balance of 2001. Other increases in selling, general and administrative expenses over 2000 are related to the building of infrastructure in support of anticipated product launches.

     Equity in losses of joint ventures were $2,883,000 for the three-month period ended September 30, 2001 and $3,137,000 for the corresponding period in 2000; and $9,212,000 for the nine-month period ended September 30, 2001 compared to $10,392,000 for the same period in 2000. These amounts represent our share of losses of the Dermagraft and NeoCyte Joint Ventures. Joint venture losses were reduced in 2001 primarily as a result of reductions in research and development expenditures. During the three-month period ended September 30, 2001 research and development costs decreased by $727,000 from the comparable period in 2000, and in the nine-month period ended September 30, 2001 decreased by $3,910,000, largely due to the completion of the additional clinical trial of Dermagraft in the treatment of diabetic foot ulcers in 2000, and decreased spending in the NeoCyte Joint Venture.

Dermagraft Joint Venture sales of TransCyte for the three months and nine months ended September 30, 2001 were $1,035,000 and $2,674,000, respectively, a decrease over the same periods of 2000 of $251,000 and $187,000, as our ability to meet market demand remained constrained by declines in manufacturing yields. The manufacturing issues are currently being addressed.

     The equity in losses of joint ventures includes costs incurred by us and charged to the Dermagraft and NeoCyte Joint Ventures totaling $2,883,000 for the three-month period ended September 30, 2001 and $3,137,000 for the three-month period ended September 30, 2000; and $9,212,000 for the nine-month period ended September 30, 2001 compared to $10,392,000 for the nine-month period ended September 30, 2000.

    Interest income and other was $18,000 in the three months ended September 30, 2001 compared to $65,000 in the corresponding period of 2000; and $507,000 in the nine months ended September 30, 2001 compared to $1,241,000 in the same period of 2000. The decrease primarily results from the reduction of interest earning assets reflected in the consolidated balance sheets.

     Interest expense was $134,000 in the three months ended September 30, 2001 compared to $308,000 in the corresponding period of 2000; and $550,000 in the nine months ended September 30, 2001 compared to $1,232,000 in the same period of 2000. The decrease in interest expense primarily reflects the repayment of a $10 million loan from Smith & Nephew in September 2000, partially offset by approximately $5,400,000 of borrowings from the Dermagraft Joint Venture, associated with the restructuring of that joint venture.

Liquidity and Capital Resources
-------------------------------

     To date, we have funded our operating and capital expenditures primarily through the sale of equities, contract revenues, funding from strategic partners, government grants, product sales and lease financing transactions.

     Cash and cash equivalents at September 30, 2001 decreased by $20,207,000 from December 31, 2000. Major outflows included the use of $15,250,000 to fund operations, a net investment of $8,619,000 to support the Dermagraft and NeoCyte Joint Ventures, $1,944,000 for payment of debt and $820,000 for capital expenditures. These outflows have been partially offset by $6,854,000 in net proceeds from short-term investments.

     Receivables from joint ventures decreased by $85,000 from December 31, 2000 to September 30, 2001, primarily as a result of the timing of receipts. Inventory increased by $3,593,000 during the same period, largely as a result of collagen production in 2001. Long-term debt at September 30, 2001 decreased by $1,944,000 from December 31, 2000, primarily reflecting payments made under the loan used by DermEquip to purchase manufacturing assets. The timing of payments made to the Dermagraft Joint Venture reduced payables to joint ventures by $289,000 during the nine months ended September 30, 2001.

     Subsequent to the end of the third quarter, we received additional net cash inflows of approximately $38.7 million. Firstly, $5 million, which had been recognized into revenue in September, was received from Smith & Nephew on the approval of the PMA for Dermagraft in the treatment of chronic foot ulcers in patients with diabetes. Also in October, we announced a broad strategic collaboration with Medtronic, Inc. to explore the application of our technology in areas of therapeutic interest to Medtronic. An affiliate of Medtronic simultaneously purchased $20 million of our common stock. In November, we completed a private placement of approximately $14.7 million covering the sale of 3,534,335 shares of unregistered common stock at $4.15 per share, the net proceeds from which were approximately $13.7 million.

     We expect to continue to expend cash as we incur substantial research and development expenses, additional costs in support of clinical trials, general and administrative costs in support of product commercialization, and expenditures for capital equipment and patents. In addition, under the terms of our agreements with Smith & Nephew, we have agreed to fund our share of the costs of the Dermagraft and NeoCyte Joint Ventures. We have also agreed to fund specified costs to develop products, and related manufacturing processes, which will be marketed by Inamed under the terms of our licensing agreement. In addition, we are incurring costs to develop NouriCel and to develop potential cardiovascular applications. These uses of cash are expected to be only partially offset by revenues received from the Dermagraft and NeoCyte Joint Ventures with Smith & Nephew, from the Inamed alliance and from other potential revenue sources such as our licensing agreements for NouriCel. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture or, to a lesser extent, the NeoCyte Joint Venture, we would experience a substantial increase in the need for and use of our cash to support the commercialization and manufacture of Dermagraft and TransCyte, or the development of orthopedic cartilage products.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in interest-rate sensitive securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2001.

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

RISKS RELATED TO OUR BUSINESS
-----------------------------

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

     To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses. Through September 30, 2001, we had incurred cumulative net operating losses of $283.6 million. Our ability to achieve profitability depends in part upon our ability to successfully manufacture and market Dermagraft and TransCyte for skin ulcers and burns, and to manufacture collagen and our nutrient solution for aesthetic applications. We may never achieve a profitable level of operations or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

IF OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, IT COULD MATERIALLY ADVERSELY AFFECT YOUR INVESTMENT AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

     We expect our operating results to fluctuate from period to period based upon when we incur expenses and receive revenues from product sales, contract fees, milestones and other fees. We believe some of these fluctuations may be significant, and you could lose all or some of your investment.

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

     Additionally, TransCyte, has been marketed and sold in the United States since 1997, however it has not achieved widespread commercial acceptance. Similarly, Dermagraft was only recently approved for marketing in the United States. TransCyte, Dermagraft or our human-based collagen may never achieve commercial acceptance in the United States or elsewhere.

WE RELY ON THIRD PARTIES TO MARKET, DEVELOP AND SELL OUR PRODUCTS AND THOSE THIRD PARTIES MAY NOT PERFORM SUCCESSFULLY. OUR DEPENDENCE ON THIRD PARTIES AND OUR LACK OF SALES AND MARKETING PERSONNEL COULD LIMIT OUR ABILITY TO DEVELOP OUR PRODUCTS OR TO GENERATE REVENUES FROM PRODUCT SALES.

     We are relying on Smith & Nephew, Inamed and others to market our products both domestically and internationally. Our success in generating market acceptance of Dermagraft and TransCyte will depend on the marketing efforts of Smith & Nephew. Market acceptance of human-based collagen will depend in part on the regulatory and marketing efforts of Inamed. We cannot control the amount and timing of resources that Smith & Nephew, Inamed or others may devote to marketing and selling our products, or their ability or willingness to continue investment in such activities. In addition, the Dermagraft and NeoCyte Joint Venture agreements provide that they may be terminated before their expiration under certain circumstances that are outside our control. If Smith & Nephew does not perform its obligations as expected or if Smith & Nephew has a strategic shift in its business focus, it would be difficult for us to successfully complete the development efforts of the Dermagraft Joint Venture and NeoCyte Joint Venture. Our failure to achieve broad use of Dermagraft for the treatment of diabetic foot ulcers and, to a lesser extent, TransCyte for burn care and human-based collagen for aesthetic applications, would hurt our ability to generate revenues and any future profits.

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

IF WE, OR OUR PARTNERS, ARE NOT ABLE TO OBTAIN REGULATORY APPROVAL, WE WILL NOT BE ABLE TO SELL THE AFFECTED PRODUCTS.

     To sell our products that are under development, and our existing products for additional applications, we, or our partners, must usually receive regulatory approvals. To obtain approvals for new products, we, or our partners, must conduct clinical studies demonstrating that the respective products are safe and effective, which can be expensive and time-consuming. Similar clinical studies may also be required to obtain approval for additional applications of our existing products. We, or our partners, may be unable to obtain regulatory approval on a timely basis, if at all. If regulatory approval cannot be obtained for a regulated product or any additional application of such a product, that product cannot be sold and revenues will never materialize.

     Our products, or potential products, may not be successful in ongoing or future clinical trials. Such trials may be delayed or halted for various reasons, including:

     o the product is not effective, or physicians think that it is not effective;

     o patients experience severe side effects during treatment;

     o patients do not enroll in the study at the rate we expect; or

     o product supplies are not sufficient to treat the patients in the study.

     In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that we have demonstrated that our products are safe and effective after clinical trials are completed.

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

     Although most of the raw materials used in the manufacture of Dermagraft, TransCyte, and our human-based collagen product are available from more than one supplier, changes in certain critical components could cause the FDA to require us to prove equivalency of the materials or potentially to modify or perform additional clinical trials for such products, which could have the effect of restricting our ability to commercialize our products.

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

IF OUR PRODUCTS THAT ARE IN AN EARLY STAGE OF DEVELOPMENT ARE NEVER SUCCESSFULLY COMMERCIALIZED, WE MAY NOT HAVE REVENUES TO CONTINUE OPERATIONS.

     We have products that are in an early stage of development. To date, TransCyte is the only regulated product approved for commercial sale in the United States that has been marketed. Dermagraft is now approved for commercial sale in the United States, however as with any novel medical technology, private and public reimbursement is not automatically conveyed upon FDA approval. Our human-based collagen product still requires further marketing approvals from the FDA, and all of our other regulated products are at earlier stages of research, development and testing. These products, including additional indications for Dermagraft and TransCyte, will require significant additional research and development, as well as extensive preclinical and clinical testing.

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

 Although the FDA has classified TransCyte as a medical device, the state of California and the state of New York have notified us that we must register as a tissue bank to manufacture or distribute TransCyte in those states. Although some states do not regulate tissue banks, there are other states besides California and New York that do. Such states could take a position similar to California and New York with regard to the regulatory status of

TransCyte. In September 1997, we submitted a petition to the FDA requesting an advisory opinion that the FDA's federal regulation of this product as a medical device preempts conflicting New York laws from regulating the product as banked human tissue. In January 2000, the FDA denied our petition to preempt applicable New York laws, determining that state legislation would prevail. In view of the FDA's decision, we have initiated discussions at the individual state level, beginning with the state of California in an attempt to resolve this matter. Unless the outcome of these discussions concludes otherwise, we and our customers will be subjected to a costly new layer of regulation. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. We are currently distributing TransCyte in California and New York under tissue banking licenses. Due to the similarities of our products, regulations applicable to TransCyte may also apply to our Dermagraft product.

     Additionally, in May 2001, McGhan Medical Corporation, a subsidiary of Inamed, filed a PMA supplement with the FDA, seeking approval to add our human-based collagen as an alternative source of McGhan Medical's injectable collagen. Clearance of the PMA supplement filing by the FDA would permit McGhan to market an injectable form of tissue-engineered, human-based collagen for wrinkle treatment. However, in October of 2001 Inamed announced that the FDA had requested additional pre-clinical data and had asked for skin-test studies to be conducted. Purchases of our human-based collagen may be delayed until such time as McGhan Medical received FDA approval of their PMA supplement.

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

     Our ability to commercialize our regulated products successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. In the United States, government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new products. Initiatives to reform healthcare delivery are increasing these cost containment efforts. As managed care organizations continue to expand as a means of containing healthcare costs, we believe there may be attempts by such organizations to restrict the use of, delay authorization to use, or limit coverage and the level of reimbursement for, new products, such as those being developed and commercialized by us, pending completion of cost/benefit analyses of such products by those managed care organizations. Internationally, where national healthcare systems are prevalent, little, if any, funding may be available for new products, and cost containment and cost reduction efforts can be more pronounced than in the United States.

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

IF WE ARE UNABLE TO ATTRACT KEY PERSONNEL AND ADVISORS OR IF OUR CURRENT MANAGEMENT AND TECHNICAL PERSONNEL LEAVE US, IT MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN FINANCING OR TO DEVELOP OUR PRODUCTS.

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

     The market price of our common stock has fluctuated significantly in recent years and is likely to fluctuate in the future. For example, from April 1998 to September 2001, our common stock has closed as high as $12.13 per share and as low as $1.97 per share. Factors contributing to this volatility have included:

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
               Advanced Tissue Sciences, Inc.

    10.1*      Letter agreement dated September 17, 2001          Filed Herewith
               between Advanced Tissue Sciences, Inc. and
               UBS Warburg LLC, regarding the engagement
               of UBS Warburg as placement agent



* The Company has requested confidential treatment with respect to certain portions of this document.


(b)   Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ADVANCED TISSUE SCIENCES, INC.

Date:  November 13, 2001                        /s/ Arthur J. Benvenuto
      -------------------                      --------------------------------
                                               Arthur J. Benvenuto
                                               Chairman of the Board,
                                               Chief Executive Officer


Date:  November 13, 2001                        /s/ Nikhil A. Mehta
      -------------------                      --------------------------------
                                               Nikhil A. Mehta
                                               Senior Vice President, Finance
                                               and Chief Financial Officer