Form 10-Q/A
period 2001-06-30
ADVANCED TISSUE SCIENCES INC
filed 2002-02-08
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                 (Amendment No. 1)
                                ____________________

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

The registrant hereby files this report on Form 10-Q/A to amend Exhibit 10.1 to its quarterly report on Form 10-Q for the quarter ended June 30, 2001 to include certain portions of such exhibit that were previously marked as confidential.
No other items in the registrant's Form 10-Q for the quarter ended June 30, 2001 are amended.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ADVANCED TISSUE SCIENCES, INC.


Date:    February 7, 2002                          /s/ Arthur J. Benvenuto
      ---------------------                      -----------------------------
                                                 Arthur J. Benvenuto
                                                 Chairman of the Board,
                                                  Chief Executive Officer


Date:    February 7, 2002                          /s/ Nikhil A. Mehta
      ---------------------                      -----------------------------
                                                 Nikhil A. Mehta
                                                 Senior Vice President, Finance
                                                  and Chief Financial Officer