Form 10-Q/A
period 2001-09-30
ADVANCED TISSUE SCIENCES INC
filed 2002-02-08
CIK 829549

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

The registrant hereby files this report on Form 10-Q/A to amend Exhibit 10.1 to its quarterly report on Form 10-Q for the quarter ended September 30, 2001 to include certain portions of such exhibit that were previously marked as confidential and to revise Part II, Item 6 to delete the footnote stating that the Company had requested confidential treatment with respect to certain portions of this exhibit. No other items in the registrant's Form 10-Q for the quarter ended September 30, 2001 are amended.

                           PART II - OTHER INFORMATION

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
               Advanced Tissue Sciences, Inc.

    10.1       Letter agreement dated September 17, 2001          Filed Herewith
               between Advanced Tissue Sciences, Inc. and
               UBS Warburg LLC, regarding the engagement
               of UBS Warburg as placement agent




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