Form 10-K405
period 2001-12-31
ADVANCED TISSUE SCIENCES INC
filed 2002-03-29
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-016607

                           -------------------------

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

         Securities registered pursuant to Section 12(b)of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                         Preferred Share Purchase Rights
                         -------------------------------
                                (Title of Class)

                            ------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock of the registrant held by non-affiliates on March 25, 2002 was approximately $234,095,000.

     As of March 25, 2002 there were 73,154,753 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2002, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

     Certain exhibits filed with the Company's prior registration statements and Forms 10-K, 8-K and 10-Q are incorporated herein by reference into Part IV of this report.

                                     PART I


     THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES" AND WORDS OF SIMILAR IMPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE OF THIS REPORT, AS A RESULT OF SUCH RISKS AND UNCERTAINTIES. WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS. READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH BELOW IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q.

         DERMAGRAFT(R), NOURICEL(TM) AND ANGINERA(TM) ARE OUR TRADEMARKS. TRANSCYTE(R) IS A REGISTERED TRADEMARK OF OUR JOINT VENTURE PARTNER, SMITH & NEPHEW PLC. EACH OTHER TRADEMARK, TRADE NAME OR SERVICE MARK APPEARING IN THIS FORM 10-K BELONGS TO ITS HOLDER.

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

     We are a leader in the field of tissue engineering, using our patented technology to develop human-based tissue products for a variety of therapeutic applications. We use principles of cell biology, bioengineering, biochemistry, polymer science and transplant science in order to culture living human cells, either within, "in vivo", or outside, "ex vivo", the human body, in a way that allows the cells to develop and assemble into a functioning three-dimensional tissue. With this human-based tissue development technology, we have successfully replicated a number of tissues that are being developed for the purpose of replacing, repairing or restoring diseased, damaged or aging tissue and organs.

     Our strategy uses our core, human-based tissue development technology to generate our currently marketed products, as well as a broad portfolio of potential products. By building upon our base of scientific knowledge through the continued application of this technology, we believe that we have achieved, and will continue to achieve, synergies in the development, clinical testing and manufacture of successive products. We also seek to increase the potential use of our products by identifying and pursuing multiple indications for each product.

CORE TECHNOLOGY

     Our tissue engineering core technology involves the controlled in vivo or ex vivo growth of living tissues and organs on three-dimensional support structures known as scaffolds. We believe that our core technology represents a major advance in the bioengineering of human tissues for replacing or repairing damaged or diseased tissue or organs. Recent medical advances have made possible the ex vivo growth of many of the over 200 different types of cells found in the human body. When grown on two-dimensional surfaces, the ability of cells to interact and organize themselves into functioning tissues is limited. In contrast, a three-dimensional framework allows cells to develop and assemble into tissues that more closely resemble their counterparts in the body.

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

     We have developed and patented technology that combines the principles of cell biology, biochemistry and polymer science to create a three-dimensional living support stroma ex vivo. The support stroma is made by first seeding stromal cells onto a mesh framework in an environment that is intended to simulate that which is found in the body. The cells attach, divide and secrete extracellular matrix proteins and growth factors, using the mesh as a scaffolding. This process results in a completely human stromal tissue that, in turn, may support the growth of organ specific cells into functional tissue. We have been issued over 100 United States and foreign patents covering our three-dimensional cell development technology and have a number of patent applications pending related to this technology. In addition, we have an exclusive license in particular fields of use, to 20 United States patents issued to Massachusetts Institute of Technology, or MIT, covering the growth of vascularized human tissues or organs on three-dimensional biocompatible, biodegradable and non-biodegradable polymer scaffolds inside the body.

     We believe that the products derived from our tissue engineering technology may offer some or all of the following benefits, depending upon the particular application of the product:

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

Human Tissue -- The tissue matrix proteins naturally secreted by the cells in our human-based tissue engineering technology consist of human collagens, human proteins, and human matrix components such as glycosaminoglycans. This offers advantages over animal-derived matrix proteins which may cause allergic or immune reactions.

Ease of Application -- An objective of our product development process is to produce products that are easy to apply. For example, surgeons can apply our TransCyte and Dermagraft products by using routine surgical techniques. In addition, our objective is to deliver tissue engineered cardiovascular and cartilage products in single arthroscopic or endoscopic procedures.

Prolonged Shelf Life -- Our dermal products can be frozen for long-term storage and allow for complete sterility testing prior to release. Similarly, it is expected that some of the other tissues in development will be able to be cryopreserved for a long shelf life.

Related Products and By-products -- The manufacturing process yields related products and by-products that we can commercialize, such as human-based collagen, extracellular matrix and a nutrient solution for cosmetic applications.

Off-the-Shelf Products -- Medical research has shown that several tissues, including dermal tissue and certain cartilage tissue applications, are not subject to rejection by a recipient's body. Products derived from our technology may, therefore, be used as universal, permanent replacement products in such applications.

Safety Tested -- The human tissue materials used in the manufacture of our products are extensively tested at independent laboratories for potential pathogens such as Hepatitis B and HIV. All final product is tested for sterility by performing United States Pharmacopeia sterility tests on each product's growth medium.

PRODUCTS

     Depending on available resources, clinical results, regulatory approvals, market potential and cost benefit considerations, we plan to bring to market a number of therapeutic tissue and related products that are currently in various stages of commercialization, clinical trials, pre-clinical studies and research. We are aiming to produce products that will serve the patient-pay as well as the third party-pay markets, and are currently focused on four principal therapeutic areas:

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

WOUND CARE

     Our development efforts in this market are focused on therapeutic skin products that primarily treat burns and cutaneous ulcers. These products are designed as temporary or permanent skin substitutes for the patient's own tissue, and were developed for conditions where the inner skin layer, or dermis, has been injured or destroyed, such as in severe burns and chronic skin ulcers.

     Our two existing skin products, Dermagraft and TransCyte, are being sold in a number of worldwide markets and are being commercialized through a joint venture with Smith & Nephew plc, a leading wound care company. Smith & Nephew has successfully launched several advanced wound care products worldwide.

     Further development efforts under our Dermagraft Joint Venture with Smith & Nephew are centered around additional indications, including venous and pressure ulcers, and in second-generation products such as extracellular matrix for use in wound care applications.

     BURN MARKET. Although there have been many advances in the care and treatment of severely burned patients, available alternatives remain fairly limited and success is highly dependent on the skills of burn surgeons and nurses. Data published in 1999 reflects that of the approximately 600,000 annual emergency room admissions for burns in the United States, an estimated 45,000 patients are hospitalized. Approximately 13,000 burns are full thickness, or third degree burns, of which approximately 1,500 require temporary covering. An estimated 40,000 patients with partial-thickness, or second degree, burns are treated on an outpatient basis.

     Our first commercial product, TransCyte, a human fibroblast-derived temporary skin substitute, was approved for commercial sale by the FDA in March 1997 for full-thickness burns, and in October 1997 for partial-thickness burns. In full-thickness burns, treatment usually requires the grafting of the patient's own skin if it is available. Temporary coverings, including cadaver skin, are frequently used to limit infection, protect the wound and prevent the loss of body fluids prior to availability of the patient's skin. In partial-thickness burns, efforts are made to close the wound as quickly as possible to reduce the incidence of infection and scarring. TransCyte consists of a dermal tissue grown on a scaffold with an ultra-thin synthetic covering that acts as a temporary outer skin layer and helps to retain fluids and protect against environmental contact to the wound bed. It is an alternative to human cadaver skin, without the potential risk of transmitted infections or immunological rejection. In addition, clinical data indicates that TransCyte shows a substantially reduced time to 90% healing, thus potentially affording the opportunity for reduction in the total cost of treatment.

     TransCyte is available for sale in the United States, the United Kingdom and other European countries, Canada, Australia, New Zealand and South Africa through the Dermagraft Joint Venture, for the treatment of full and partial-thickness burns, and will be introduced in additional countries subject to regulatory approvals. Although some countries regulate TransCyte as a pharmaceutical, this product is regulated as a medical device in the United States and Canada. See "Government Regulation" for a more complete description of regulatory issues facing the approval of our products that are subject to government regulation.

     SKIN ULCER MARKET. Skin ulcers result in the skin breaking down as a result of disruption of blood flow caused either by prolonged pressure over a localized area or by chronic diseases, such as diabetes, that affect the circulatory or peripheral nervous systems. Statistical data published in 1999 in the United States shows that approximately 300,000 to 400,000 people with diabetes suffer each year from ulcers that represent a target market for Dermagraft, our living human fibroblast-derived dermal substitute. Diabetic foot ulcers that do not heal leave the patients susceptible to multiple complications including infection, which may lead to amputation of the foot or leg. Recent statistics indicate that more than 86,000 amputations occur each year in the United States among people with diabetes, 85% of which are preceded by a diabetic foot ulcer. The five-year survival rate following amputation ranges from approximately 40% to 70%.

     We have applied the experience gained with TransCyte to Dermagraft. Both products use similar raw materials, manufacturing processes, freezing procedures, storage methods and packaging concepts. Dermagraft, which we grow on a bioabsorbable scaffold, contains proteins and growth factors normally found in healthy human dermal tissue. We have designed it so that it provides a healthy, metabolically active dermal matrix in ulcers to support wound closure, addressing deficiencies that are likely to be present in the patient's own dermal tissue. Healing skin ulcers faster can potentially reduce the risk of infection and, in the case of diabetic foot ulcers, the subsequent risk of amputation, as well as the need for skin grafting and reconstructive procedures. To date, no evidence has been seen of any safety issues that relate to use of this product and no incidents of immunologic rejections have been observed.

     In September 2001, we received a Pre-Market Approval, or PMA, from the FDA to market Dermagraft in the treatment of chronic foot ulcers in patients with diabetes in the United States.

     Since October 1998, Dermagraft had been used in the treatment of diabetic foot ulcers in the United States after the FDA approved our application for a Treatment Investigational Device Exemption allowing us to make Dermagraft for the treatment of diabetic foot ulcers available to selected centers in the United States under an approved clinical protocol. We are currently also marketing Dermagraft for the treatment of diabetic foot ulcers, through the Dermagraft Joint Venture, in Canada, Australia, New Zealand and South Africa. Dermagraft has been available on a limited basis in the United Kingdom and other European countries. During 2001, we withdrew our application seeking approval of Dermagraft in Sweden as a pharmaceutical through the Mutual Recognition process while we assess the need for further clinical and process information requested by the regulatory authority. Dermagraft is regulated by the United States, Canada, Australia and New Zealand as a medical device. Many European and other countries are regulating Dermagraft as a pharmaceutical and some countries have not yet determined how they will regulate the product.

     In 2001, Dermagraft was also granted extended indications in both Canada and Australia for the treatment of lower limb ulcers, partial and full-thickness chronic wounds, the promotion of granulation tissue and the preparation of wounds for skin grafting.

     Venous and pressure ulcers represent additional target markets for Dermagraft. Venous ulcers result when damage to the valves of the deep leg veins reduces their ability to return blood to the upper body, leading to pooling of fluid in the legs, known as edema, and subsequent breakdown of the skin. Venous ulcers that do not respond to medical treatment often must be closed surgically by the use of skin grafts. Data published in 1999 and 2000 suggests that approximately 700,000 patients seek treatment for venous ulcers in the United States each year. Through the Dermagraft Joint Venture, in 1999 we performed a pilot clinical trial in the treatment of venous ulcers, which evaluated several different application regimens of Dermagraft. Based on the results of this pilot study, the Dermagraft Joint Venture is currently conducting a pivotal clinical trial of Dermagraft in the treatment of venous ulcers in the United Kingdom and United States.

     Pressure ulcers are common in hospital and nursing home patients where skin is continually compressed under the weight of a bedridden or wheelchair-bound patient, and frequently must be closed by the use of skin grafts or major reconstructive surgery. It is estimated in data published in 1999 that more than
1.5 million patients are affected annually by pressure ulcers in the United States, including over 500,000 nursing home patients. Through the Dermagraft Joint Venture, we concluded a pilot study designed to evaluate Dermagraft for the treatment of pressure ulcers during 2001. From the evidence gathered, we are currently evaluating the role of Dermagraft within the appropriate regimen of treatment for this condition, and determining whether further clinical work is justified.

     Second generation products for wound care applications, using our tissue engineering technology, are also currently under development, such as extracellular matrix. The extracellular matrix comprises proteins such as collagen, tenascin, decorin, fibronectin, and glycosaminoglycans, which are deposited by the cells in our human-based tissue engineering process and which the human body produces naturally for use in the wound healing process. The extracellular matrix has the potential to be used in many wound care applications.

AESTHETIC & Reconstructive

     The technology used in developing our existing skin products and our research into the growth of orthopedic tissues led to the development of products for aesthetic and reconstructive applications. A large proportion of the aesthetic and reconstructive markets are represented by customers who pay directly for their products and treatments, as opposed to a third-party reimbursement market.

     Products we have developed or which we have under development for aesthetic and reconstructive applications include:

          SOFT TISSUE AUGMENTATION

     o human-based bioengineered collagen and extracellular matrix for wrinkle correction and potentially as a bulking agent for the treatment of urinary incontinence, in conjunction with our partner, Inamed Corporation

          COSMECEUTICAL INGREDIENTS

     o NouriCel, an enriched nutrient solution that is intended to provide many of the essential nutrients naturally produced by the human body that are important for healthy skin

     o Antioxidant Complex, a cocktail of natural antioxidants intended to fight free radical damage caused by the sun and other environmental stressors

     HUMAN-BASED COLLAGEN. Collagen is a family of naturally occurring proteins that serve as the basic structural building blocks of the tissues found in skin, cartilage, bone, tendons, ligaments, arterial walls, and other organs and tissues of the body. Collagen is a major component of our wound care products such as TransCyte and Dermagraft. We have applied our existing technology, processes and expertise to manufacture human-based bioengineered collagen. The objective of our collagen program has been to develop a fibrous collagen product which, after its purification, can be sterilized and easily injected or implanted into the human body.

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

     We believe that our human-based collagen may offer important advantages over other soft tissue augmentation products currently on the market, including the potential elimination of reactions of some patients to foreign animal or synthetic proteins, and increased persistence in the body. In addition, human-based bioengineered collagen is derived from fibroblasts which have been extensively tested for a variety of viruses and pathogens. Additional applications of collagen and extracellular matrix may include medical device coatings, as an additive to cosmetics, or use as a natural vehicle for drug delivery.

     We plan to commercialize our human-based collagen for wrinkle revision, subject to regulatory approval, through our strategic alliance with Inamed Corporation. See "Collaborations and Strategic Alliances - Inamed Corporation" for further details regarding this strategic alliance. We are also in the early stages of developing human-based collagen, and potentially extracellular matrix, for urinary incontinence,under this strategic alliance.

     NOURICEL ENRICHED NUTRIENT SOLUTION. Our NouriCel cosmeceutical ingredient is produced from the enriched nutrient solution in which the human fibroblast cell expansion takes place during our wound care and collagen manufacturing processes. During the process of cell expansion and tissue growth, the cells produce collagen, growth factors, matrix proteins, and antioxidants which naturally occur in human skin. These proteins and growth factors remain behind in the nutrient solution. NouriCel contains many of the essential nutrients that the human body naturally produces and which are important for healthy skin.

     ANTIOXIDANT COMPLEX. A mixture of low molecular weight antioxidants is created during our NouriCel manufacturing process. Antioxidants are the leading cosmetic chemical purchased in the United States.

     We currently have marketing, license and supply agreements with Biozhem Cosmeceuticals, Inc. and SkinMedica, Inc. Under these agreements we provide NouriCel as an ingredient in their skin care products. SkinMedica commenced sales of NouriCel-MD, the professional strength of NouriCel, through dermatologists and plastic surgeons in the United States in the third quarter of 2001. Biozhem commenced direct marketing of their RevitaCel products through television infomercials in the fourth quarter of 2001. RevitaCel is a range of products that includes a replenishing complex containing NouriCel. Both alliances are sale and royalty arrangements, whereby we receive income from transfer prices on sales of NouriCel to the respective partner, as well milestones and royalties on net sales of the partner's products. See "Collaborations and Strategic Alliances - Biozhem Cosmeceuticals, Inc. and SkinMedica, Inc." for further details regarding these agreements. These agreements do not cover the use of our antioxidant complex.

CARDIOVASCULAR

     In 1999 in the United States, over 958,000 people died from cardiovascular disease. Data published by the American Heart Association relating to the same year suggests that 12.6 million people suffered from coronary artery disease and that over 355,000 of these had coronary artery bypass surgery performed. We believe that the successful development of a product that stimulates new blood vessel growth, and therefore increased blood flow, in diseased or damaged tissue in the epicardial surface of the heart, could improve the results of surgical and ultimately interventional procedures. It also may be a viable treatment for the 150,000 patients that do not have the option of currently available treatments such as bypass grafts, angioplasty or coronary stents, in order to provide greater blood flow to the heart muscle.

     In 1999 it was estimated that approximately 8 million people in the United States had peripheral vascular disease, and in 1997 over 115,000 bypass procedures for the thigh vein alone were performed. We believe an aging population is likely to increase the incidence of these diseases and the need for alternative treatments. While there are some effective treatments currently available for these patients, there are also many problems such as biocompatibility, durability and availability. The successful development of tissue engineered veins, arteries or heart muscle could provide some of these patients with a viable alternative treatment.

     The dermal fibroblasts that we use to manufacture our existing wound products are closely related to cardiac fibroblasts, which form connective tissue. As a result, we believe that fibroblasts used with our tissue engineering technology may be useful in the growth of coronary arteries and veins. This may be achieved through the development of a patch of tissue that stimulates new blood vessel growth, and therefore increased blood flow to the heart, and potentially other cardiovascular products. We also believe that our cell culture technology may be used in the growth of smooth muscle cells, a functional component of the human artery, which would add strength to such tissue engineered vessels. In addition, the proteins and growth factors secreted by the cells during our human-based tissue development process may induce endothelial cells to migrate into tissue engineered grafts, heart muscle, or arteries. Endothelial cells are important to avoid clotting and the build up of plaque, or atherosclerosis.

     We are conducting early-stage research and pre-clinical work to determine our ability to produce tissue engineered cardiac products, such as:

     o An epicardial angiogenesis patch, a product that stimulates new blood vessel growth and therefore increased blood flow, known by the trademark Anginera
     o  Other ischemic repair devices
     o  Tissue engineered small diameter blood vessels
     o  Tissue engineered cardiac muscle

     In October 2001, we entered into a collaboration with Medtronic, Inc. to explore the application of our technology in areas of therapeutic interest to Medtronic. An affiliate of Medtronic invested $20 million in shares of our common stock in return for specified rights including a right of first refusal to participate in the further development and commercialization of Anginera, and certain other of our programs. Net proceeds of the equity investment were approximately $19.9 million. We retained rights in the cardiovascular area related to development of tissue engineered vascular grafts. Both companies have agreed to discuss potential Medtronic participation in this area as a separate and additional collaboration.

     EPICARDIAL ANGIOGENESIS PATCH, ANGINERA, AND OTHER ISCHEMIC REPAIR DEVICES. When oxygen fails to reach the heart muscle as a result of restricted blood flow, the patient experiences pain, or angina pectoris. If oxygen deprivation reaches a critical threshold, a part of the heart muscle will suffer ischemic injury, and extreme cases result in a heart attack and irreversible damage. Restoring blood flow to damaged heart tissue is the most effective method for reducing angina and preventing a heart attack. In addition, adequate blood flow to damaged, or ischemic, heart tissue is a vital part of the healing process. Early pre-clinical work has shown that Dermagraft in the form of a patch may have the potential for improving blood flow in the damaged tissue. For example, our potential product, Anginera, has been shown to cause new blood vessels to grow in damaged heart tissue in mice. Current angina sufferers are placed on medications to manage the angina pain, but the treatment does not cause healing. The target population for this therapy would include patients with coronary disease that cannot be treated by stenting, angioplasty, or bypass grafting, and as an adjunctive therapy to these mainstream procedures.

     We are currently continuing pre-clinical studies to evaluate this therapeutic indication. We have had discussions with the FDA and have responded to their feedback in the design of our pre-clinical trials to support human testing. If the pre-clinical results are definitive in safety and indicate efficacy, we will seek FDA approval to begin human studies. The FDA has suggested to us that Anginera may be regulated as a biologic in the United States.

     In 2000, we were awarded a $2 million grant from the National Institute of Standards and Technology, or NIST, to be distributed over a three-year period, subject to annual renewal and our meeting certain minimum levels of program funding. In addition to the potential development of Anginera, this grant will support research and development of tissue derived from smooth muscle cells or dermal fibroblasts, and the development of other ischemic repair devices. While the mechanisms of action may prove to be the same as that inherent in Anginera, this research may provide products with less invasive therapy delivery.

     TISSUE ENGINEERED SMALL DIAMETER BLOOD VESSELS. Vascular grafts are used to repair or replace segments of arteries, valves or veins that are weakened, damaged or obstructed due to trauma or disease such as aneurysms and atherosclerosis. Grafts can be the patient's own veins or arteries, prosthetic grafts made of synthetic materials such as polyesters or other composite materials, or non-viable preserved biological tissue from cadavers or other species. The harvesting of the patient's own tissue requires extensive surgery which is time consuming, costly and traumatic. In addition, patients requiring multiple bypass surgeries may not have enough suitable vessels to harvest. Cryopreserved veins from cadavers are sometimes used, but availability is limited and rejection rates are greater than with a patient's own vessels. Prosthetic vascular grafts are generally used for large or medium diameter (>6mm) grafts as small diameter synthetic grafts have generally demonstrated poor performance. Prosthetic vascular grafts often show insufficient tissue integration and other problems such as narrowing, or stenosis.

     Many companies are attempting to develop small diameter vascular grafts (3mm to 5mm) with characteristics similar to biological grafts. These companies are employing a variety of technologies to reduce the formation of blood clots and promote a rapid ingrowth of tissue such as different weaves and knits, chemical coatings and gelatins, and freeze-drying. Our research has focused on using specialized bioreactors, polymers and other techniques to bioengineer a small diameter human vessel. Bioreactors have been developed to generate mechanical forces similar to that encountered in the body to stimulate the cells to align concentrically, to absorb stress and to establish a matrix similar to that seen with native blood vessels. Imposing such forces is believed to allow for greater structural and mechanical integrity in the tissue engineered vascular grafts. Analysis of bioengineered blood vessels demonstrates an increase in tissue deposition over time in culture, and the synthesis of elastin and other matrix proteins which are essential to blood vessel formation and function. These matrix proteins, along with various growth factors that are naturally secreted by the grafts, may also induce endothelial cell migration and host cell integration.

     In 1997, we were awarded a $2 million Advanced Technology Program grant from NIST. The grant was structured to support development of a vascular graft over a three-year period that began in 1998 and was completed in 2001. Under this grant, we led a multi-disciplinary effort to design, construct and evaluate small diameter tissue engineered vascular grafts of approximately 4mm inner diameter produced from cells grown on a scaffold, which would then be compatible with the patient's own tissue. Such tissue is allogeneic, or derived from the cells of a human and implanted into another human via an allograft, as opposed to autologous tissue which is grafted from one part of the human body to another region of the same body via an autograft. This effort was conducted in collaboration with the Department of Bioengineering at the University of California, San Diego and the University of Arizona. The collaboration integrated current advances in cellular mechanics, bioreactor technology, and blood vessel mechanics to create a unique living tissue replacement for blood vessels.

     Studies we performed in 2001 involving the implantation of grafts into canine carotid arteries, demonstrated that the grafts remained open for up to 12 weeks. More than 80% of the grafts remained open at week four, when the first grafts were removed for tissue analysis. All remaining grafts remained open until either they were removed for analysis or the 12-week endpoint was reached. Histological evaluation of the grafts demonstrated an intact monolayer of endothelial cells and persistence of underlying smooth muscle cells, which is the structure normally found in native blood vessels. We are continuing pre-clinical studies in collaboration with the University of Arizona, utilizing the results of research under the grant.

     TISSUE ENGINEERED CARDIAC MUSCLE. In May 2000, researchers at the University of Washington announced that they would be partnering with us and others in a project to grow functional human heart tissue funded by a $10 million grant from the United States National Institutes of Health, or NIH. The proportion of the grant for which we would be eligible is approximately $1.8 million, which we would receive subject to our performance of specified activities. The grant is expected to cover the first five years of an anticipated 10-year project, which will initially focus on culturing cardiac muscle that could be grafted onto damaged hearts to improve their efficiency. Eventually, the researchers hope their work will enable scientists to grow a fully functional human heart. Our patented bioreactor technology and cell seeding capabilities will play a key role in the project.

ORTHOPEDIC

     It is estimated that in the United States in 1999, there were approximately 2 million arthroscopic procedures of the knee performed, including procedures involving articular cartilage, meniscus and ligaments. There were also additional arthroscopic procedures performed in joints such as the shoulder, wrist, and ankle.

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

     We are developing our orthopedic cartilage products through the NeoCyte Joint Venture with Smith & Nephew. By intervening early in the degenerative process, the NeoCyte Joint Venture hopes to delay or perhaps even avoid some of the total knee replacement surgeries performed annually. In addition, we believe that our three-dimensional tissue engineering technology and proprietary manufacturing systems, including those developed in our Dermagraft Joint Venture, allow the regulation of critical environmental factors including mechanical stresses, oxygen tension, and media composition, that may provide the necessary conditions for the production of cartilage capable of withstanding the high shear and load forces present in human joints.

     The NeoCyte Joint Venture also has a right of first negotiation to develop other tissue engineered products for orthopedic applications such as meniscus, ligament, tendon and bone. However, the NeoCyte Joint Venture is currently focusing its product development efforts on tissue engineered articular cartilage.

     ARTICULAR CARTILAGE. Articular cartilage covers the opposing surfaces of all moving joints in the body. Even small defects in the articular cartilage can cause pain and subsequent restriction of joint motion. These defects greatly increase the probability of degenerative cartilage problems, such as arthritis, later in life. The primary treatment for these articular defects is to trim away intruding cartilage fragments via arthroscopy, which increases joint mobility but does not prevent long-term degenerative changes. Injuries resulting from sports trauma are a common cause of these cartilage defects. Our tissue engineered articular cartilage could provide a significant opportunity to treat a proportion of what were estimated in 1999 to be approximately 1.1 million patients who receive articular arthroscopy each year in the United States, and others in the rest of the world, at an earlier stage of joint degeneration, thereby delaying, or in some cases eliminating, the need for total joint replacements. Products to repair articular cartilage may ultimately be used in any joint in the body, such as knees, shoulders, elbows, wrists, hips and ankles.

     The NeoCyte Joint Venture submitted an Investigational Device Exemption, or IDE, in December 1996 requesting approval to begin a pilot clinical trial with human tissue engineered articular cartilage for the repair of articular surfaces in knee joints. The FDA requested additional information with respect to the IDE. The IDE submission was based on a pre-clinical safety study using a small animal model. In this model, through 24 months of follow-up, no adverse events were observed with the product. Additionally, significant improvement in the repair of defects was observed in grafted versus ungrafted control sites. The grafted tissue had important medical attributes expected in healthy tissue such as a significantly more hyaline-like appearance, greater content of sulfate glycosaminoglycans, and a smoother articular surface, as compared to the untreated defects. These results demonstrated the safety of the product and also that the repair tissue was of better quality and more closely resembled adjacent normal tissue than allowing the defects to heal by natural processes.

     A further IDE was submitted to the FDA in 2000. The FDA raised agency jurisdictional issues as to whether this product should be regulated as a medical device or biologic, as well as questions about additional pre-clinical studies. We continue to work with the FDA to address these issues.

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

     In October 2001, we were awarded a $1.4 million Small Business Innovation Research grant from NIH and the National Institute of Arthritis and Musculoskeletal and Skin Diseases. The grant, which is payable over three years subject to our continuing investment in the specified research, is to develop tissue engineered articular cartilage designed to better withstand the extreme forces experienced in the human body. As part of the grant, we are aiming to further develop our patented bioreactor technology to grow cartilage using stresses, including compression and fluid flow.

     MENISCAL CARTILAGE. The meniscus is a cushion that acts as a shock absorber in the knee. It is frequently damaged or destroyed by sports injury or other trauma. Current repair procedures for avascular meniscal injuries have limited success in producing a long-term repair, despite the approximately 800,000 procedures performed annually in the United States. We believe that our tissue engineering approach could offer a benefit in the repair and eventual total replacement of the meniscus. The NeoCyte Joint Venture has conducted collaborative pre-clinical studies with scientists under a sponsored research program which has shown that successful repair was achieved using tissue engineered meniscal allografts, in comparison to failure to heal in a control group. In pilot pre-clinical studies, further sponsored research performed at Boston Children's Hospital showed that tissue engineered meniscus can be generated and may be used for total meniscal replacement. The NeoCyte Joint Venture has developed a prototype for a tissue engineered meniscus and laboratory and pre-clinical studies showed the technical feasibility of growing and implanting a tissue engineered meniscus. However, based upon available resources and the NeoCyte Joint Venture's assessment of market potential, resources are currently being focused on articular resurfacing rather than tissue engineered meniscus.

OTHER THERAPEUTIC TISSUES

     We are actively investigating the use of our existing products for new indications, such as Dermagraft in periodontal disease. Traditionally, periodontists have repaired damaged gum tissue by harvesting palatal tissue and grafting it onto the diseased area. In cases of extensive damage, this procedure is repeated several times, allowing for healing of the palate between grafts. If successfully developed, Dermagraft could obviate the need to harvest donor tissue from the palate and thus eliminate the pain and potential complications associated with a second surgical site. In addition, the product may allow periodontists to treat patients with extensive gum disease without the need for repeat surgeries. According to the American Dental Association, approximately 500,000 people undergo periodontal soft tissue grafts annually in the United States.

     In September 2000, we were awarded a grant in excess of $800,000 from NIH and the National Institute of Dental and Craniofacial Research to develop tissue engineered cartilage for the treatment of temporomandibular disorders. Payments under the grant are payable over four years.

     In addition, other organ tissues have been successfully grown using our technology, that could potentially be developed into therapeutic products. These products are not currently in active development, and further development and commercialization of these or other tissues such as liver, pancreas, gastrointestinal, blood/brain barrier tissues and other orthopedic applications, will be dependent on our assessment of each tissue type's market potential and the availability of sufficient resources, either internally or through collaborations with current or future collaborators. Some of these programs are discussed below.

     Under research that we have funded, scientists have performed pilot pre-clinical studies with engineered cartilage and bone for reconstructive applications and have constructed an entire joint consisting of bone, cartilage and ligament. Through sponsored research with scientists at MIT and Boston Children's Hospital, we have explored growth conditions that may allow us to grow tissue engineered ligament and tendon in the future with biomechanical properties similar to those found in the human body.

     We have demonstrated the ability to culture enzymatically active animal and human liver cells in long-term cultures. Our system allows for the active growth of specialized liver cells which retain their ability to manufacture a variety of proteins and enzymes required for normal liver function. We have conducted pilot pre-clinical trials involving the implantation of engineered liver tissue into both small and large animal models.

     We have successfully replicated animal and human bone marrow and natural killer cells, which are a component of the immune system, and have conducted pilot pre-clinical trials involving the infusion of replicated bone marrow cells. We have also grown and grafted bone marrow cultures with high percentages of stem cells on biodegradable polymer scaffolds.

COLLABORATIONS AND STRATEGIC ALLIANCES

     Our strategy for the research, development, manufacture and commercialization of selected proposed tissue engineering products includes entering into various alliances with corporate collaborators, licensees and others from time to time. We are currently involved in the following collaborative arrangements in connection with our product development and commercialization activities:

     SMITH & NEPHEW PLC

     The Dermagraft Joint Venture is an arrangement between us and Smith & Nephew. Under this joint venture, Smith & Nephew provides marketing and sales resources, while we provide development and manufacturing resources, for the development, manufacture, and sales of wound care products. Both partners provide research expertise and resources to the joint venture. Smith & Nephew is a global medical device company with established sales in approximately 90 countries, that markets technically innovative products, principally in the areas of wound management, orthopedics and endoscopy.

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

     The objective of the restructuring was to defer the potential payment of certain milestones by Smith & Nephew while providing us a royalty stream and an opportunity to increase our long-term return from the venture. Specifically, except for $10 million in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, we agreed to make all other approval, reimbursement and sales milestones subject to, and payable from, joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture will pay us royalties on joint venture product sales. Under the restructured joint venture, we are sharing equally with Smith & Nephew in the expenses and revenues of the Dermagraft Joint Venture, except that we funded the first $6 million of expenses for conducting clinical trials and regulatory support of Dermagraft and TransCyte in the treatment of venous ulcers and pressure ulcers. In addition, we funded a proportion of manufacturing and distribution costs, and costs related to post-market studies, for TransCyte through 1999.

     Since 1996, in addition to Smith & Nephew's share of the ongoing investments in the Dermagraft Joint Venture, Smith & Nephew has paid $30 million to us in fees and milestone payments, including $5 million in 2001 on the approval by the FDA of the PMA for Dermagraft in the treatment of diabetic foot ulcers. Other payments of up to $131 million will be due to us from Smith & Nephew subject to the achievement of various regulatory, sales and profitability milestones, over the term of the agreement which terminates in the year 2046 unless extended by mutual agreement of the partners. This amount includes a milestone payment of $5 million related to the reimbursement status of Dermagraft and coverage by regional insurance carriers in the United States under Medicare. In December 2001, Dermagraft received an Ambulatory Payment Classification, or APC, pass-through code under the Hospital Outpatient Prospective Payment System from the Centers for Medicare & Medicaid Services, or the CMS. The pass-through payment code for Dermagraft covers Medicare patients with diabetic foot ulcers treated in a hospital outpatient setting. The original notice indicated that the code would become effective on January 1, 2002, however the CMS subsequently postponed the implementation of all new outpatient codes, pending a review by the CMS. The CMS announced on February 28, 2002 that the new codes would become effective on April 1, 2002. Once the code becomes effective, each Medicare local carrier or fiscal intermediary can begin developing coverage guidelines to determine when, how often, and under what conditions they will pay for the use of Dermagraft for patients with chronic diabetic foot ulcers. The pass-through payment code is the first step toward receipt of the $5 million milestone payment, subject to other conditions in our agreements with Smith & Nephew.

     Smith & Nephew has also made equity investments in Advanced Tissue Sciences of $35.7 million. As of March 25, 2002, Smith & Nephew owns 5,104,163 shares of our common stock. See Note 3 to the consolidated financial statements for more information on the financial transactions associated with the Dermagraft Joint Venture.

     The NeoCyte Joint Venture is an arrangement we entered into with Smith & Nephew in 1994 under which we share equally in the development, manufacturing and sales of our cartilage products for orthopedic applications. Under this joint venture, Smith & Nephew contributed the first $10 million in funding and we contributed various technology licenses related to our orthopedic research. The NeoCyte Joint Venture terminates in 2010 unless extended by the partners or terminated prior to this date by mutual agreement.

     INAMED CORPORATION

     In May 1999, we entered into a strategic alliance with Inamed for the potential development, manufacturing and sales of the following aesthetic and reconstructive products:

     o human-based collagen for wrinkle correction and potentially as a bulking agent for the treatment of urinary incontinence,
     o  products for use as a temporary covering after laser resurfacing,
     o  cartilage for plastic and reconstructive applications, and
     o  extracellular matrix for breast reconstruction.

     Inamed is a global surgical and medical device company engaged in the development, manufacturing and marketing of medical products for aesthetic medicine, plastic and reconstructive surgery and the treatment of obesity. Under this alliance, we are responsible for the funding and development of the products and the related manufacturing processes, while Inamed is responsible for clinical, regulatory and marketing activities. We, or an affiliate, may elect to manufacture the products developed under the agreement.

     The Inamed agreement is structured to provide us milestone payments and royalties on Inamed sales in the marketplace, as well as a transfer price for sales of our human-based collagen to Inamed. Under our agreement, in exchange for worldwide licensing rights, since 1999 Inamed has made a series of payments totaling $10 million, including $5 million to purchase our common stock. In 1999 Inamed also received five-year warrants to purchase up to 500,000 shares of common stock at an average exercise price of $12.80 per share. Inamed has agreed to hold any investment in our common stock until at least October 2002. In addition to royalties on product sales, we may potentially receive up to a total of $10 million in milestones based on product approvals in the United States, over the life of the license agreement, which is the later of 15 years or the life of certain associated patents. Fees for licensing rights and milestone payments have been and will be recognized into revenues as the related financial commitments for product development and manufacturing processes are incurred.

     MEDTRONIC, INC.

     In October 2001, we entered into a collaboration with Medtronic, Inc. to explore the application of our technology in areas of therapeutic interest to Medtronic. Under the terms of the collaboration, we will explore the application of our technology in four therapeutic areas: cardiovascular, neurological, endocrine and spinal.

     An affiliate of Medtronic invested $20 million in shares of our common stock at $3.72 per share in return for specified rights including a right of first refusal to participate in the further development and commercialization of Anginera, our epicardial angiogenesis therapy, a product that stimulates new blood vessel growth and therefore increased blood flow, a right of first offer/first negotiation to participate in other programs within the cardiovascular, neurological, endocrine and spinal areas where we elect not to pursue those programs internally; and a limited non-exclusive license to our intellectual property in the four therapeutic areas identified, to facilitate Medtronic's exploration of cell and tissue engineered technology in combination with Medtronic's medical devices. Net proceeds of the equity investment were approximately approximately $19.9 million.

     Under this agreement, we retained rights in the cardiovascular area related to development of tissue engineered vascular grafts. We have agreed to discuss potential Medtronic participation in this area as a separate collaboration.

     As a part of the collaboration, we also agreed to nominate a representative of Medtronic to our board of directors. Mr. Ellwein currently serves as the Medtronic representative on our board of directors. As of March 25, 2002, Medtronic International, Ltd., a subsidiary of Medtronic, Inc., held 5,376,344 shares of our common stock.

 BIOZHEM COSMECEUTICALS, INC. AND SKINMEDICA, INC.

     In September 2000, we signed a developmental marketing, license and supply agreement with Biozhem. Under the agreement, we granted a license to use, and sell NouriCel to Biozhem. NouriCel is a patent-pending by-product of our tissue engineering processes and will be used in Biozhem's branded skin care products sold through specified direct marketing channels. As well as a transfer price paid to us by Biozhem for NouriCel, we are entitled to specified milestone payments and royalties on sales of Biozhem's products in the skin care marketplace. Additionally, we were granted warrants to purchase Biozhem common stock at specified prices in future time periods. The agreement will remain in effect until March 31, 2011, subject to termination by us or Biozhem in the event of the failure of the other party to meet stated performance requirements. In January 2002, with the launch of

Biozhem's product having been delayed from the expected date in the agreement, we amended our agreement with Biozhem to defer the payment to us of an initial milestone of $1 million, from December 2001 to November 2002. In addition, the amended agreement provides for a new schedule of minimum royalty payments by Biozhem to us in 2002, including the payment of minimum royalties originally scheduled in 2001. Our decision to defer the milestone and minimum royalties was based primarily upon Biozhem's inability to make the payments as a result of the delay in Biozhem's receipt of income from sales of our product. Terms of the original agreement with Biozhem relating to payments and other obligations after 2003 remain unchanged.

     In October 2000, we signed a developmental marketing, license and supply agreement with SkinMedica. Under this agreement, we granted a license to use, and sell NouriCel to SkinMedica, to be used in SkinMedica's branded skin care products sold through a network of dermatologists and plastic surgeons. We are entitled to a transfer price paid to us by SkinMedica for NouriCel and to specified milestone payments and royalties on sales of SkinMedica's products in the skin care marketplace. We were also granted warrants to purchase SkinMedica common stock at specified prices in future time periods. The agreement will remain in effect until 10 years after the first commercial sale, subject to termination by us or SkinMedica in the event of the failure of the other party to meet stated performance requirements. In May 2001, we amended our agreement with SkinMedica to change the effective date of first commercial sale for their NouriCel based product to November 1, 2001, and modified certain termination clauses. The amendment extended by six months the period of exclusivity granted to SkinMedica under the original agreement.

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

     GEORGIA INSTITUTE OF TECHNOLOGY

     Georgia Institute of Technology is recognized as having a leading academic program in biomedical engineering. In 1997, we entered into a research agreement providing for the investigation of the effect of fluid flow on the biological response of cartilage cells, or chondrocytes. In 1998, we entered into additional research collaborations that ended in 2000 relating to the study of bioreactor fluid mechanics. Georgia Institute of Technology has also collaborated with us on our cardiovascular program, performing biomechanical property tests of bioengineered vascular grafts as compared to native coronary vessels. In 1999 we began a research collaboration investigating tissue engineering for bone repair, and this project continued through 2001. We also initiated a further collaboration on bioreactor characterization, as part of an NIH-funded grant. Additionally, we are a participant in an internship program for students in the Georgia Institute of Technology Bioengineering Program and an active member of the Georgia Institute of Technology Educational Partners Program.

     UNIVERSITY OF CALIFORNIA, SAN DIEGO

     In 1997, we were awarded an Advanced Technology Program grant from NIST to develop tissue engineered vascular grafts for the treatment of coronary and peripheral artery vascular diseases. Work under the grant, which was performed in collaboration with the Department of Bioengineering at UCSD, was completed in 2001. In this collaboration, we led a multi-disciplinary effort to design, construct and evaluate tissue engineered vascular grafts produced from cells grown on a biocompatible scaffold. Results indicate that tissue engineered vascular grafts can be formed in vitro using a specifically designed bioreactor, and early phase animal studies indicate that these grafts have the potential to function in vivo. In additional collaborations with UCSD we are investigating the growth of tissue engineered cartilage with mechanical properties approaching those of normal human cartilage, for orthopedic and craniofacial applications.

     UNIVERSITY OF WASHINGTON, SEATTLE

     In 2000, the University of Washington was awarded a Bioengineering Partnership grant by NIH, for $10 million over 5 years, with the goal to tissue engineer cardiac muscle. We are active collaborators on this grant, with the role of developing bioreactor technology for cardiac tissue growth, and to develop cells appropriate for cardiac tissue engineering. The proportion of the grant for which we would be eligible is approximately $1.8 million, which we would receive subject to our performance of specified activities.

     UNIVERSITY OF ARIZONA

     The University of Arizona is a recognized leader in cardiovascular research. In 2000 we received an award from NIST, for $2 million over 3 years, to develop ischemic repair devices for cardiac and peripheral applications. This product concept is based on research observations that tissue engineered products secrete angiogeneic factors and are able to induce angiogenesis in vitro and in vivo. The University of Arizona will be responsible for performing animal studies investigating safety and effectiveness of the tissue engineered products developed under this award.

SALES AND MARKETING

     TransCyte was approved in the United States for use as a temporary covering for excised full-thickness burns in March 1997, and for use in partial-thickness burns in October 1997. Prior to October 1998, TransCyte was marketed through our own direct sales force in the United States, where the markets are relatively concentrated in specialized burn centers. In October 1998, we made the decision to discontinue the operations of our direct sales force and TransCyte is now being marketed for burns in the United States, Canada, Australia, New Zealand, South Africa and, subject to foreign regulatory approvals, in the rest of the world, through the Dermagraft Joint Venture, by Smith & Nephew.

     In September 2001, Dermagraft was approved in the United States for use as a human fibroblast-derived dermal substitute in the treatment of full-thickness diabetic foot ulcers of greater than six weeks duration. It is being marketed in the United States, Canada, Australia, New Zealand and South Africa, and on a limited basis in the United Kingdom and other European countries through the Dermagraft Joint Venture, by Smith & Nephew. Dermagraft is approved in Canada and Australia for use in chronic wounds of varying etiologies including diabetic foot ulcers, venous ulcers and pressure ulcers. In Europe, we have been seeking approval of Dermagraft as a pharmaceutical through the Mutual Recognition process. We had filed an application with the Swedish regulatory authorities as the Reference Member State to review the initial marketing approval application of Dermagraft in the treatment of chronic full-thickness diabetic foot ulcers. The Swedish regulatory authority (also known as MPA), completed its initial review of the marketing application and has determined that additional clinical data and technical elements are required to comply with pharmaceutical approval requirements. We have decided to withdraw the application pending the development of a European strategy, including the appropriate use of our financial resources, and those of our joint venture partner. The product will continue to be marketed in certain countries in Europe based on regulatory status of the product in the particular member states, which allows for limited sales.

     During the year ended December 31, 2001, we recognized $12.8 million in revenues from sales of Dermagraft and TransCyte to the Dermagraft Joint Venture with Smith & Nephew. Such sales to the joint venture are made at cost.

     During 1999, Inamed licensed rights to several of our human-based, tissue engineered products for aesthetic and certain reconstructive applications. In connection with these licensed rights, Inamed is responsible for all sales and marketing activities, subject to successful product development and regulatory approval. Sales of our human-based collagen to Inamed in 2001 were $5.3 million. During 2001, a subsidiary of Inamed, McGhan Medical, filed a PMA supplement with the FDA seeking approval to add our human-based collagen to McGhan's existing injectable collagen products for wrinkle treatments. Inamed announced in October 2001 that the FDA had requested additional pre-clinical data and had asked them to perform skin-test studies, which are currently being conducted. During the fourth quarter of 2001, we continued to ship our human-based collagen to Inamed for the purposes of clinical studies, evaluation and testing, however pre-launch sales of collagen to Inamed are expected to cease, pending receipt of FDA approval and the subsequent launch of the product in the wrinkle treatment market.

     In 2000, Biozhem and SkinMedica licensed rights to sell NouriCel in the skin care marketplace. Both companies launched their formulations on a limited scale in 2001, however full launch of their formulations is expected to occur during the first half of 2002. These launches and their potential success in generating subsequent sales are subject to the results of ongoing product evaluations, and to the ability of Biozhem and SkinMedica to raise sufficient funds for the significant investment required to market their formulations.

RESEARCH AND DEVELOPMENT

     To date, we have invested a substantial proportion of our resources in research related to our three-dimensional tissue engineering technology, clinical trials of potential products related to this technology, the development of products and the development of manufacturing systems and processes. In the years ended December 31, 2001, 2000 and 1999, we incurred the following research and development costs (in millions):

                                                  2001      2000      1999
                                                 ------    ------    ------
         Total Research & Development Costs $ 10.1 $ 13.1 $ 16.3 Of which: Costs Incurred for Customer
           Sponsored Research *                     4.4       7.4      11.4

     * Research conducted for our joint ventures with Smith & Nephew or research reimbursable under grants

     We expect to continue to incur substantial research and development costs, clinical trials costs, product development costs, and costs for the development of manufacturing processes and systems related to our three-dimensional tissue engineering technology.

     To date we have performed research and development activities primarily at our location in La Jolla, San Diego, California. In October 2001, we signed a 10 year lease, expected to commence in May 2002, on approximately 29,000 square feet of space in a separate facility approximately three miles from our La Jolla location. We expect to move the majority of our research activities into the new facility in May 2002. In addition, we collaborate with academic and medical institutions, and have entered into agreements with several other companies and institutions to assist in developing our technology. We expect to continue to enter into various collaborations with corporate partners, licensees and others from time to time. In the event that we are unable to obtain or maintain these arrangements, we may need to incur higher than expected costs for research and development or clinical testing if we are to progress the proposed applications of our technology and obtain necessary regulatory approvals. The failure to obtain or maintain such arrangements on desirable terms could prevent us from progressing our technology or maintaining operations.

EMPLOYEES

     As of March 21, 2002, we employed 226 people, of whom 58 were engaged in research and development, 102 in operations, and 66 in marketing and administrative functions. Our staff includes 14 employees with Ph.D. or M.D. degrees. None of our employees are represented by a labor union, and we believe that our employee relations are good.

DEPENDENCE ON CERTAIN SUPPLIERS

     Although most of the raw materials used in the manufacture of our products are available from more than one supplier, for regulated products such as Dermagraft and TransCyte, changes in certain critical components could cause the FDA or other regulatory agencies to require us to prove that new materials are equivalent to those originally specified, or potentially to modify or perform additional clinical trials. This could have the effect of restricting our ability to sell our regulated products or to commercialize our potential regulated products.

     For example, the mesh framework used by us in the manufacture of Dermagraft is available from only one FDA-qualified manufacturing source, Ethicon, Inc., a subsidiary of Johnson & Johnson. Pursuant to our agreement with Ethicon, so long as we meet agreed purchase levels, Ethicon is to use reasonable efforts to manufacture and sell to us such quantities as we require. The synthetic mesh framework used by us in the manufacture of TransCyte is also available from only one FDA-qualified manufacturing source, Bertek Pharmaceuticals, Inc. Under our agreement with Bertek, Bertek agrees to manufacture and sell to us such quantities ordered which do not exceed certain thresholds associated with previous forecasts which we have provided to Bertek based upon our forecasted demand. Because the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain component parts and packaging materials in their applications, FDA approval of a new supplier would be required if these materials become unavailable from Ethicon or Bertek. Although there may be other suppliers who have equivalent materials that would be available to us, FDA approval of any alternate suppliers could take several months or years.

     To date, we have not experienced difficulty in obtaining necessary raw materials, however interruptions in supplies for the manufacture of our Dermagraft, TransCyte and human-based collagen products, or products used in research or clinical trials, may occur and we may have to obtain substitute vendors for these materials. Any significant supply interruption would reduce our product sales, or would mean that we couldn't sell a product at all, and would delay our marketing, product development, clinical trial or research programs. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could prevent or delay our ability to manufacture products. These delays may limit our revenues, or prevent us from achieving our product development, research or clinical trial plans.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of our present and proposed products and in our ongoing research and product development activities. Our pre-clinical studies and clinical trials and the manufacturing and marketing of our products are subject to extensive, costly and rigorous regulation by various governmental authorities in the United States and other countries. Many of our proposed products will require regulatory approval prior to commercialization, and will be subject to rigorous pre-clinical and clinical testing as a condition of approval by the FDA and by similar authorities in foreign countries. The process of obtaining required regulatory approvals by the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product. Also, any products we develop, independently or in collaboration with others, may not meet applicable regulatory criteria to receive the required approvals for manufacturing and marketing. Additionally, we may be required to withdraw from any market a product previously approved for sale.

     In the United States, the FDA regulates the clinical testing, manufacture, distribution and promotion of medical devices, biologics and pharmaceuticals under the Federal Food, Drug and Cosmetic Act, or the FD&C Act, and its related regulations. TransCyte and Dermagraft are subject to regulation by the FDA as medical devices. The FDA has informed us that Anginera will be regulated as a biologic. Our other tissue products, currently in various stages of development, could be regulated as medical devices, biologic products or pharmaceutical products. Legislative and regulatory initiatives concerning the regulation of tissue and organ transplants are ongoing and could possibly affect the future regulation of our products. It is not possible at the present time to predict accurately either the time frame for such action, or the ultimate effect that such initiatives could have, if any, on the products under development. Unlike PMA submissions for medical devices, the FDA has no regulatory time limit within which it must review and act upon submissions treated as biologics. As a result, the time period for final action often takes several years from submission, usually exceeding that expected for a PMA application.

     Similar issues affect our products in foreign jurisdictions. For example, Dermagraft has received marketing approval for the treatment of diabetic foot ulcers in the United States, Canada, Australia, New Zealand and South Africa, and in Canada and Australia for use in chronic wounds of other etiologies such as venous ulcers and pressure ulcers. In Europe, we have been seeking approval of Dermagraft as a pharmaceutical through the Mutual Recognition process. We had filed an application with the Swedish regulatory authorities as the Reference Member State to review the initial marketing approval application of Dermagraft in the treatment of chronic full-thickness diabetic foot ulcers. The Swedish regulatory authority completed its initial review of the marketing application and has determined that additional clinical data and technical elements are required to comply with pharmaceutical approval requirements. We have decided to withdraw the application pending the development of a European strategy, including the appropriate use of our financial resources, and those of our joint venture partner. The product will continue to be marketed in certain countries in Europe based on regulatory status of the product in the particular member states, which allows for limited sales.

     In the United States, in order to obtain FDA approval to market medical devices that are not substantially equivalent to existing devices, the FDA requires proof of safety and efficacy in human clinical trials performed under an IDE. An IDE application must contain pre-clinical test data demonstrating the safety of the product for human investigational use, information on manufacturing processes and procedures, and proposed clinical protocols. If the IDE application is approved, human clinical trials may begin. The results obtained from these trials, if satisfactory, are accumulated and submitted to the FDA in support of a PMA application. Premarket approval or clearance from the FDA is required before commercial distribution of medical devices can be undertaken in the United States.

     The PMA application for a medical device must be supported by extensive data, including pre-clinical and human clinical trial data, to prove the safety and efficacy of the device, and information about the device and its components including, among other things, manufacturing, labeling and promotion. By regulation, the FDA has 180 days to review a PMA application and during that time an advisory committee may evaluate the application and provide recommendations to the FDA. While the FDA has responded to PMA applications within the allotted time period, reviews more often occur over a significantly protracted period, often twelve to thirty-six months, and a number of devices for which a PMA application was submitted by other companies have never been approved for marketing. The 180-day review time is often significantly exceeded, as the FDA may need additional information or clarification of information provided. The FDA may also make a determination that, based on deficiencies in the application or its interpretation of the information provided, additional clinical trials are required. The PMA process is lengthy and expensive and we may never obtain FDA approval.

     If the FDA's evaluation of the PMA application is favorable, the FDA typically issues a letter requiring the applicant's agreement to specific conditions, such as changes in labeling, or specific additional information to secure final approval of the PMA application. Once the requirements are satisfied, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the manufacturer. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, such as restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in adverse enforcement action, including the loss or withdrawal of the approval. Even after approval of a PMA, a new PMA or PMA supplement is required in the event of certain modifications to the device, its labeling or its manufacturing process. For example, in 2001 a subsidiary of Inamed, McGhan Medical, filed a PMA supplement with the FDA seeking approval to add our human-based collagen to McGhan's existing injectable collagen products for wrinkle treatments. Inamed announced in October 2001 that the FDA had requested additional pre-clinical data and had asked them to perform skin-test studies, which are currently being conducted.

     We have constructed a commercial manufacturing facility for TransCyte and Dermagraft, where we also produce human-based collagen and NouriCel. This facility must be registered, inspected, and licensed by various regulatory authorities, including the California Department of Health and Human Services, and must comply with FDA's Current Good Manufacturing Practice, or cGMP, requirements which set forth a framework for medical device design, manufacturing and other quality system requirements. With respect to the manufacture of products subject to FDA jurisdiction, we will be subject to routine inspection by the FDA and certain state agencies, including the California Department of Health and Human Services, for compliance with cGMP requirements, adverse event reporting requirements, and other applicable regulations.

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

     In addition, Congress approved the Food and Drug Administration Modernization Act of 1997, or FDAMA. The FDAMA made changes to the device provisions of the FD&C Act and other provisions in the FDAMA affecting the regulation of devices. Among other things, the changes affect the IDE and PMA processes, and also affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and post-market surveillance, accredited third party review, and the dissemination of off label information. We may incur significant costs to comply with laws and regulations in the future, and new and current laws and regulations may have a material negative impact upon our business, financial condition or results of operations.

     Although the FDA has classified TransCyte as a medical device, the state of California and the state of New York have notified us that we must register as a tissue bank in order to manufacture or distribute TransCyte in those states. Although some states do not regulate tissue banks, there are certain other states besides California and New York that do. Such states could take a position similar to California and New York with regard to the regulatory status of TransCyte. In June 1997, we submitted a petition to the FDA requesting an advisory opinion that the FDA's federal regulation of this product as a medical device pre-empts conflicting New York statutes from regulating the product as banked human tissue. In January 2000, the FDA responded to our request with an opinion stating that New York State tissue bank licensing requirements were not pre-empted by the FDA's federal regulation. Subject to individual state regulations, we and our customers could be subjected to additional regulation, registrations and associated costs. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. We are currently distributing TransCyte in California and New York under a provisional tissue banking license that enables us to charge a fee for services rendered at a profit. Due to the similarities of our products and their common technology platform, regulations applicable to TransCyte and Dermagraft are also expected to apply to other future products, if they are successfully developed, including NeoCyte.

PATENTS AND PROPRIETARY RIGHTS

     Our ability to compete effectively will depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. We rely on patents, trademarks, trade secrets, copyrights and know-how to maintain our competitive position. As of March 26, 2002, we are the assigne of 42 patents issued in the United States and, in addition, counterparts to some of the United States patents have been issued in several foreign countries. The United States patents expire at various times between 2005 and 2018.

     In general, our patents cover our three-dimensional tissue engineering technology, our three-dimensional tissue products for gene therapy applications, including TransCyte and Dermagraft, and our tissue engineered three-dimensional tubular structures, including but not limited to blood vessels, gastrointestinal structures, and tissues of the genitourinary tract, and our bioreactor technology.

     Our other patents issued in the United States cover tissue engineered compositions, apparatus and methods for preparing them, and processes for therapeutic applications and laboratory testing. These patents expire between 2005 and 2018. We have additional pending United States and foreign patent applications related to our tissue engineering technology. In addition, we have certain licensing rights to United States and foreign patents and patent applications filed by MIT related to cell growth and organ regeneration and repair, and biodegradable polymers, subject to certain limitations as to applicable tissues and fields of use, and by the University of Florida related to a stem cell proliferation factor. Three United States patents covering the growth of vascularized human tissues or organs on three-dimensional biocompatible, biodegradable and non-biodegradable polymer scaffolds inside the body were issued to MIT and Children's Hospital. These patents, which have been licensed to us for a broad range of tissues and organs, complement our core patents covering the growth of tissues outside the body. Our licensed rights to these MIT patents extend until October 2013.

     Our patent applications may not result in issued patents, and current or future issued or licensed patents, trade secrets or know-how may not protect us against competitors with similar technologies or processes. Others may infringe or design around our patents even if issued, or independently develop proprietary technologies or processes which are the same as or substantially equivalent to ours. We could also incur substantial costs in defending ourselves in suits brought against us on such patents, or in bringing suits to protect our patents or patents licensed by us against infringement. In addition to patent protection, we rely on trade secrets, proprietary know-how and technological advances which we seek to protect in part by confidentiality agreements with our collaborative partners, employees and consultants. However, these agreements may be breached and our remedies for any breach may be inadequate, or our trade secrets may become known or independently discovered by competitors.

TECHNOLOGICAL CHANGE AND COMPETITION

     The biomedical technology industry is subject to rapid, unpredictable and significant technological change. Competition to our technology is intense and may come from universities, research institutions, tissue engineering companies, xenotransplant companies, various divisions of major pharmaceutical companies and other pharmaceutical, biotechnology and medical products companies. Many competitors or potential competitors have greater financial resources, research and development capabilities, and manufacturing and marketing experience than us. We rely and will continue to rely on our partners and potential partners to provide some or all of these resources in order for us to compete.

     In general, the first biomedical product to be commercialized for a particular therapeutic indication is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we can develop products, complete clinical trials, obtain regulatory approvals and develop commercial manufacturing capability are some of the major determinative factors in establishing our competitive position. Our ability to attract and retain qualified scientific, manufacturing, marketing and other personnel, obtain and maintain patent protection and secure funding are also expected to be key competitive factors for us.

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

     In the field of wound care, several companies have developed technologies involving cadaver, human-cell or animal-derived tissues as dermal replacement products. Products that compete with TransCyte in the burn market include LifeCell Corporation's Alloderm, processed from cadaver skin, and Genzyme Biosurgery's EpiCel, sheets of epidermis grown from the patient's own tissue. In addition, we are aware that Ortec International, Inc. has received marketing approval from the FDA for its composite cultured skin product, OrCel, consisting of human fibroblasts and keratinocytes on a bovine collagen sponge for use in healing donor site wounds in burn victims. Ortec has also received a Humanitarian Device Exemption (or HDE) approval from the FDA to market its composite cultured skin product for use in patients with Recessive Dystrophic Epidermolysis Bullosa undergoing hand reconstruction. An HDE is an FDA clearance that allows medical devices that provide safe treatment to be available for patients with rare medical conditions that affect fewer that 4,000 individuals in the United States per year.

     Burn products that contain animal-derived tissue include Integra Life Sciences' Integra Artificial Skin, consisting of a bovine collagen and glycosaminoglycan matrix with a synthetic polymer covering.

     Organogenesis, Inc. is marketing Apligraf, under an alliance with Novartis Pharma AG. Apligraf is made with two types of living human skin cells, epidermal keratinocytes and dermal fibroblasts, and is approved for the treatment of diabetic foot ulcers and venous ulcers. We also compete with larger pharmaceutical or biotechnology companies who have biological based products for the treatment of wounds. One such product is Regranex, a genetically-engineered platelet-derived growth factor used in the treatment of neuropathic diabetic foot ulcers, produced by Chiron Corporation and marketed by the Ortho-McNeil division of Johnson & Johnson. Several other companies are also developing or plan to develop growth factors as a treatment for partial-thickness or small full-thickness wounds.

     Potential competition for our human-based collagen product, to be marketed by Inamed within the wrinkle revision market, will, we believe, come from existing therapies such as collagen derived from bovine and cadaver sources, as well as from new potential products. We are aware of potential competitors capable of producing recombinant human collagen, however, to our knowledge they have not demonstrated the ability to produce a viable commercial application. Within the wrinkle revision market, we believe that our human-based collagen may compete with products such as Zyderm and Zyplast, Inamed's existing bovine collagen derived products, fat injections, gelatin or cadaver-based collagen products, hyaluronic acid products, currently available in Europe, Canada and Australia), and for certain limited indications, Botox, a botulinum toxin product marketed and manufactured by Allergan, Inc. which we believe is awaiting FDA approval for wrinkle revision indications. We are also aware of a hyaluronic acid based product, Restylane, from Q-Med of Sweden, that is currently in clinical trials for wrinkle revision, and another, Hylaform, licensed by Genzyme Biosurgery to Inamed, that is expected to commence clinical trials in 2002.

     Competition in the cosmeceuticals field is very highly fragmented, with many different distribution and marketing channels. The success of products containing NouriCel will, we believe, be dependent upon our ability to demonstrate NouriCel's therapeutic value, and upon the marketing efforts of our current and future collaborators. Many of our competitors and potential competitors have greater financial and marketing resources than us or our current partners.

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

     For all of our products, we expect to compete primarily on the uniqueness of our technology and product features, on the quality and cost-effectiveness of our products, and on the timing of commercial introduction. We believe that our products may have many attributes that differentiate them from other competitors, including the fact that they are human-based tissue products designed to be readily available and stored at the customer's location. However, other factors such as our ability to secure regulatory approval for our products, to implement production and marketing plans and to secure adequate capital resources, will also impact our competitive position. We may not have the resources, or may not be able to secure partners with sufficient resources, to compete successfully. This may negatively affect our results of operations.

     Sales of Dermagraft, TransCyte and any potential products in markets other than patient pay markets will be affected by our success, or the Dermagraft Joint Venture's success, in obtaining product reimbursement from both national healthcare systems and private insurers.

FACTORS AFFECTING OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

     To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses. Through December 30, 2001, we had incurred cumulative net operating losses of $292.7 million. Our ability to achieve profitability depends in part upon our ability to successfully manufacture Dermagraft and TransCyte for skin ulcers and burns, for our partner, Inamed, to obtain regulatory approval for their human-based collagen product, for us to cost-effectively manufacture collagen and our nutrient solution for aesthetic applications, and for each of these products to be successfully marketed by our partners. We may never achieve a profitable level of operations or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

IF OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, IT COULD RESULT IN A LOWER PRICE OF OUR STOCK, WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT AND OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

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

     The further development of our technology and products as well as any further development of manufacturing capabilities or the establishment of additional sales, marketing and distribution capabilities will require the commitment of substantial funds. Our existing working capital will not be sufficient to meet our needs beyond 2002. We base our forecasts of additional funds on many uncertain variables. Such uncertainties include regulatory approvals, the timing of events outside our direct control such as product launches by partners, the success of such product launches, negotiations with potential strategic partners, and other factors. Any of these uncertain events can significantly change our cash requirements, as they determine, among other factors, one-time events such as the receipt of major milestones and other payments.

     Potential sources of additional funds include payments from our alliances with Smith & Nephew and Inamed, and to a lesser extent Biozhem and SkinMedica. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture, we would experience a substantial increase in the need for and use of our working capital to support the commercialization and manufacture of our Dermagraft and TransCyte products, and we would need to pursue other means to obtain funds, such as public or private offerings of debt or equity securities, collaborative agreements or extensions of existing arrangements. If Smith & Nephew were to terminate the NeoCyte Joint Venture, we would experience an increase in the need for and use of our working capital to support the development of our orthopedic cartilage products, or we would need to reduce or terminate our investment in such development if funding from other sources were not available to us.

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

     Our products are based on new and innovative technologies and the medical community or the general population may not broadly purchase or use our products as alternatives to existing methods of treatment. We may be unable to sell our products, or unable to sell our products in quantities that meet our forecasts, due to:

     o  their respective cost;

     o  concerns related to efficacy;

     o  the effectiveness of alternative methods of treatment;

     o  the insufficiency of third-party reimbursement; and

     o  reports of adverse reactions.

     Any future negative events or other unfavorable publicity involving the use of our products could also limit the acceptance of our products. Both we and Smith & Nephew have limited direct experience marketing or obtaining third-party reimbursement for these types of products.

     Additionally, TransCyte has been marketed and sold in the United States since 1997, however it has not achieved widespread commercial acceptance. Similarly, Dermagraft was only recently approved for marketing in the United States and our experience, and that of Smith & Nephew, in marketing Dermagraft is therefore limited. TransCyte, Dermagraft or our human-based collagen, if approved by the FDA, may never achieve commercial acceptance in the United States or elsewhere.

     Known adverse reactions to Dermagraft and TransCyte, or any other commercially available products that are regulated by the FDA, are detailed in an extensive document that accompanies each product that is shipped. We work extensively with the FDA to arrive at approved language that describes commercially available products in detail, including a listing of adverse reactions that may have occurred.

WE RELY ON THIRD PARTIES TO MARKET, DEVELOP AND SELL OUR PRODUCTS AND THOSE THIRD PARTIES MAY NOT PERFORM SUCCESSFULLY. OUR DEPENDENCE ON THIRD PARTIES AND OUR LACK OF SALES AND MARKETING PERSONNEL COULD LIMIT OUR ABILITY TO DEVELOP OUR PRODUCTS OR TO GENERATE REVENUES FROM PRODUCT SALES.

     We are relying on Smith & Nephew, Inamed and others to market our products both domestically and internationally. Our success in generating revenues from, and market acceptance of, Dermagraft and TransCyte will depend on the marketing efforts of Smith & Nephew. Market acceptance of human-based collagen will depend in part on the regulatory and marketing efforts of Inamed. We cannot control the amount and timing of resources that Smith & Nephew, Inamed or others may devote to marketing and selling our products, or their ability or willingness to continue investment in such activities. In addition, the Dermagraft and NeoCyte Joint Venture agreements provide that they may be terminated before their expiration if specified events occur, such as a material default, change of control, partner's election to withdraw, the cessation of the partnership's regular operations for implementing its business purpose, mutual agreement or a voting deadlock on a material issue, all or some of which may be outside of our control.

     If Smith & Nephew does not perform its obligations as expected or if Smith & Nephew has a strategic shift in its business focus, it would be difficult for us to successfully complete the development and marketing efforts of the Dermagraft Joint Venture and NeoCyte Joint Venture. Our failure to achieve broad use of Dermagraft for the treatment of diabetic foot ulcers and, to a lesser extent, TransCyte for burn care and human-based collagen for aesthetic applications, would hurt our ability to generate revenues and any future profits.

     To the extent that we choose not to or are unable to establish such arrangements, we would experience increased capital requirements to undertake research, development and marketing of our proposed products at our own expense. If we are unable to meet these expenses, we may be unable to continue our operations.

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

     Our dependence upon having exclusive rights to the technology covered under our owned or licensed patents and patent applications is subject to the following risks, among others:

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

IF THE THIRD-PARTY SUPPLIERS THAT SUPPLY THE MATERIALS NECESSARY TO MANUFACTURE OUR PRODUCTS DO NOT SUPPLY QUALITY MATERIALS IN A TIMELY MANNER, IT MAY DELAY OR IMPAIR OUR ABILITY TO DEVELOP AND COMMERCIALIZE PRODUCTS ON A TIMELY AND COMPETITIVE BASIS OR PREVENT OR LIMIT OUR POTENTIAL FUTURE PROFITABILITY.

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

     The mesh framework used by us in the manufacture of Dermagraft is available from only one FDA-qualified manufacturing source, Ethicon, Inc., a subsidiary of Johnson & Johnson. Pursuant to our agreement with Ethicon, so long as we meet agreed purchase levels, Ethicon is to use reasonable efforts to manufacture and sell to us such quantities as we require. The synthetic mesh framework used by us in the manufacture of TransCyte is also available from only one FDA-qualified manufacturing source, Bertek Pharmaceuticals, Inc. Under our agreement with Bertek, Bertek agrees to manufacture and sell to us such quantities ordered which do not exceed certain thresholds based on previous forecasts provided by us. Because the FDA approval process requires manufacturers to specify their proposed suppliers of active ingredients and certain component parts and packaging materials in their applications, FDA approval of a new supplier would be required if these materials become unavailable from Ethicon or Bertek. Although there may be other suppliers who have equivalent materials that would be available to us, FDA approval of any alternate suppliers could take several months or years.

     Interruptions in supplies for the manufacture of our Dermagraft, TransCyte and human-based collagen products may occur and we may have to obtain substitute vendors for these materials. Any significant supply interruption would delay our marketing, product development or clinical trial programs. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could prevent or delay our ability to manufacture products. These delays may limit our revenues.

IF OUR PRODUCTS THAT ARE IN AN EARLY STAGE OF DEVELOPMENT ARE NEVER SUCCESSFULLY COMMERCIALIZED, WE MAY NOT HAVE REVENUES TO CONTINUE OPERATIONS.

     We have products that are in an early stage of development. To date, Dermagraft and TransCyte are the only regulated products of ours that are approved for commercial sale in the United States, however Dermagraft was only approved in September, 2001, and as with any novel medical technology, private and public reimbursement is not automatically conveyed upon FDA approval. In December 2001, Dermagraft received an APC pass-through code under the Hospital Outpatient Prospective Payment System from CMS. The pass-through payment code for Dermagraft covers Medicare patients with diabetic foot ulcers treated in a hospital outpatient setting. The original notice from the CMS indicated that the code would become effective on January 1, 2002, however a subsequent communication that was made public on December 18, 2001, postponed the implementation of all new outpatient codes, pending a review expected by the CMS to be completed by no later than March 31, 2002. Once the code becomes effective, each Medicare local carrier or fiscal intermediary can begin developing coverage guidelines to determine when, how often, and under what conditions they will pay for the use of Dermagraft for patients with chronic diabetic foot ulcers. However, there can be no assurances that Medicare local carriers or fiscal intermediaries will pay for the use of Dermagraft.

     Our human-based collagen product still requires further marketing approvals from the FDA, and all of our other regulated products are at earlier stages of research, development and testing. These products, including additional indications for Dermagraft and TransCyte, will require significant additional research and development, as well as extensive pre-clinical and clinical testing.

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

     o our products fail to achieve market acceptance because of competing technologies and products; or,

     o we may have insufficient financial resources to pursue all or any of our potential programs through to commercialization.

RISKS RELATED TO OUR INDUSTRY

IF WE FAIL TO OBTAIN REGULATORY APPROVAL TO COMMERCIALLY MANUFACTURE OR SELL ANY OF OUR PRODUCTS, OR IF APPROVAL IS DELAYED, IT COULD INCREASE THE COST OF PRODUCT DEVELOPMENT, OR ULTIMATELY PREVENT OR DELAY OUR ABILITY TO SELL OUR PRODUCTS AND GENERATE REVENUES.

     We and our development and commercial partners are subject to extensive government regulation. The FDA and other state and foreign regulatory authorities require rigorous pre-clinical testing, clinical trials and other product approval procedures for our products. Numerous regulations also govern the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of our products. The process of obtaining these approvals and complying with applicable government regulations is time consuming and expensive. The FDA and other state or foreign regulatory authorities have limited experience with our technology and products. As a result, our products are susceptible to requests for clinical modifications or additional supportive data, or changes in regulatory policy, which could substantially extend the test period for our products resulting in delays or rejections. Even after substantial time and expense, we may not be able to obtain regulatory product approval by the FDA or any equivalent state or foreign authorities. If we obtain regulatory product approval, the approval may limit the uses for which we may market the product.

     TransCyte, Dermagraft and cartilage products are subject to regulation by the FDA as medical devices. The FDA has informed us that Anginera will be regulated as a biologic. In 2000, an IDE was submitted to the FDA requesting approval to begin pilot human clinical studies using human-based cartilage tissue for articular resurfacing of the knee joint, under the NeoCyte Joint Venture. The FDA raised agency jurisdictional issues as to whether or not this product should be regulated as a medical device or biologic, as well as questions about the pre-clinical studies. Our other tissue products, currently in various stages of development, could be regulated as medical devices, biologic products or pharmaceutical products. Legislative and regulatory initiatives concerning the regulation of tissue and organ transplants are ongoing and could possibly affect the future regulation of our products. It is not possible at the present time to predict accurately either the time frame for such action, or the ultimate effect that such initiatives could have, if any, on the products under development. Unlike PMA submissions for medical devices, the FDA has no regulatory time limit within which it must review and act upon submissions treated as biologics. As a result, the time period for final action often takes several years from submission, usually exceeding that expected for a PMA application. In addition, we have very limited experience of biologic applications, and neither we nor the FDA have experience of applying biologic regulations to our technology and products.

     In Europe, we have been seeking approval of Dermagraft as a pharmaceutical through the Mutual Recognition process. We had filed an application with the Swedish regulatory authorities as the Reference Member State to review the initial marketing approval application of Dermagraft in the treatment of chronic full-thickness diabetic foot ulcers. The Swedish regulatory authority completed its initial review of the marketing application and has determined that additional clinical data and technical elements are required to comply with pharmaceutical approval requirements. We have decided to withdraw the application pending the development of a European strategy, including the appropriate use of our financial resources, and those of our joint venture partner.

     Although the FDA has classified TransCyte as a medical device, the state of California and the state of New York have notified us that we must register as a tissue bank in order to manufacture or distribute TransCyte in those states. Although some states do not regulate tissue banks, there are certain other states besides California and New York that do. Such states could take a position similar to California and New York with regard to the regulatory status of TransCyte. In June 1997, we submitted a petition to the FDA requesting an advisory opinion that the FDA's federal regulation of this product as a medical device pre-empts conflicting New York statutes from regulating the product as banked human tissue. In January 2000, the FDA responded to our request with an opinion stating that New York State tissue bank licensing requirements were not pre-empted by the FDA's federal regulation. Subject to individual state regulations, we and our customers could be subjected to additional regulation, registrations and associated costs. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. We are currently distributing TransCyte in California and New York under a provisional tissue banking license that enables us to charge a fee for services rendered at a profit. Due to the similarities of our products and their common technology platform, regulations applicable to TransCyte and Dermagraft are also expected to apply to other future products, if successfully developed, including NeoCyte.

     Additionally, in May 2001, McGhan Medical Corporation, a subsidiary of Inamed, filed a PMA supplement with the FDA, seeking approval to add our human-based collagen as an alternative source of McGhan Medical's injectable collagen. Clearance of the PMA amendment filing by the FDA would permit McGhan to market an injectable form of human-based collagen for wrinkle treatment. However, in October 2001 Inamed announced that the FDA had requested certain additional pre-clinical data and had asked for skin-test studies to be conducted. These studies are currently being performed. Further purchases of our human-based collagen are expected to be delayed until such time as McGhan Medical receives FDA approval of their PMA supplement.

     After regulatory approval is obtained, our products, their manufacture and related manufacturing facilities will be subject to continual review and periodic inspections. Any subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. For example, after inspecting the manufacturing facility early in 1998 in conjunction with our application for the approval of Dermagraft for the treatment of diabetic foot ulcers, the FDA notified us of numerous objectionable conditions under a Form FDA 483 list of observations. These observations concerned our manufacturing processes and systems for Dermagraft and TransCyte. In September 1998, we successfully completed a re-inspection by the FDA of our manufacturing facility and quality systems and have passed subsequent inspections. However, we must continue to pass future facility inspections by the FDA and foreign regulatory authorities.

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

DISCOVERIES OR DEVELOPMENT OF NEW TECHNOLOGIES BY OUR COMPETITORS OR OTHERS MAY MAKE OUR PRODUCTS LESS COMPETITIVE OR MAKE OUR PRODUCTS OBSOLETE.

     The biomedical technology industry is subject to rapid, unpredictable and significant technological change. Competition to our technology is intense and may come from universities, research institutions, tissue engineering companies, xenotransplant companies, various divisions of major pharmaceutical companies and other pharmaceutical, biotechnology and medical products companies. Many competitors or potential competitors have greater financial resources, research and development capabilities, and manufacturing and marketing experience than us. We rely and will continue to rely on our partners and potential partners to provide some or all of these resources in order for us to compete.

     In general, the first biomedical product to be commercialized for a particular therapeutic indication is often at a significant competitive advantage relative to later entrants to the market. Accordingly, the relative speed with which we can develop products, complete clinical trials, obtain regulatory approvals and develop commercial manufacturing capability are some of the major determinative factors in establishing our competitive position. Our ability to attract and retain qualified scientific, manufacturing, marketing and other personnel, obtain and maintain patent protection and secure funding are also expected to be key competitive factors for us.

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

     In the field of wound care, several companies have developed technologies involving cadaver, human-cell or animal-derived tissues as dermal replacement products. Products that compete with TransCyte in the burn market include LifeCell Corporation's Alloderm, processed from cadaver skin, and Genzyme Biosurgery's EpiCel, sheets of epidermis grown from the patient's own tissue. In addition, we are aware that Ortec International, Inc. has received marketing approval from the FDA for its composite cultured skin product, OrCel, consisting of human fibroblasts and keratinocytes on a bovine collagen sponge for use in healing donor site wounds in burn victims. Burn products that contain animal-derived tissue include Integra Life Sciences' Integra Artificial Skin, consisting of a bovine collagen and glycosaminoglycan matrix with a synthetic polymer covering.

     Organogenesis, Inc. is marketing, under an alliance with Novartis Pharma AG, Apligraf, made with two types of living human skin cells, epidermal keratinocytes and dermal fibroblasts, for diabetic foot ulcers and venous ulcers. We also compete with larger pharmaceutical or biotechnology companies who have biological based products for the treatment of wounds. One such product is Regranex, a genetically-engineered platelet-derived growth factor used in the treatment of neuropathic diabetic foot ulcers, produced by Chiron Corporation and marketed by the Ortho-McNeil division of Johnson & Johnson. Several other companies are also developing or plan to develop growth factors as a treatment for partial-thickness or small full-thickness wounds.

     Potential competition for our human-based collagen product, to be marketed by Inamed within the wrinkle revision market, will, we believe, come from existing therapies such as collagen derived from bovine and cadaver sources, as well as from new potential products. We are aware of potential competitors capable of producing recombinant human collagen. Within the wrinkle revision market, we believe that our human-based collagen may compete with products such as Zyderm and Zyplast, Inamed's existing bovine collagen derived products, fat injections, gelatin or cadaver-based collagen products, hyaluronic acid products, currently available in Europe, Canada and Australia, and for certain limited indications, Botox, a botulinum toxin product marketed and manufactured by Allergan, Inc. which we believe is awaiting FDA approval for wrinkle revision indications. We are also aware of two hyaluronic acid based products, Hylaform, licensed by Genzyme Biosurgery to Inamed, and Restylane, from Q-Med of Sweden, that are currently in clinical trials for wrinkle revision.

     Competition in the cosmeceuticals field is very highly fragmented. Many of our competitors and potential competitors have greater financial and marketing resources than us or our current partners.

     With respect to cartilage repair, Genzyme Tissue Repair is currently selling a service to process a patient's own cartilage cells as a treatment for articular defects in the knee. We are aware that Integra and Osiris Therapeutics, Inc. are also engaged in research on cartilage regeneration products.

     Factors such as our ability to secure regulatory approval for our products, to implement production and marketing plans and to secure adequate capital resources, will also impact our competitive position. We may not have the resources, or may not be able to secure partners with sufficient resources, to compete successfully. This may negatively affect our results of operations.

IF WE ARE UNABLE TO ATTRACT KEY PERSONNEL AND ADVISORS OR IF OUR CURRENT MANAGEMENT AND TECHNICAL PERSONNEL LEAVE US, IT MAY LIMIT OUR ABILITY TO OBTAIN FINANCING OR TO DEVELOP OUR PRODUCTS.

     Our success will depend in large part upon our ability to attract and retain qualified scientific, administrative and management personnel as well as the continued contributions of our existing senior management and scientific and technical personnel. We face strong competition for such personnel and we may be unable to attract or retain such individuals. For instance, some competitors have begun to expand their research and manufacturing capabilities in San Diego, resulting in significantly increased competition for personnel. Failure to continue to attract and retain qualified personnel will limit our ability to achieve our business objectives and could make it difficult to raise additional funds or to attract partners. We do not have employment agreements with any of our executive officers or other employees, although our executive officers have change of control agreements in place.

WE MAY NOT HAVE ADEQUATE INSURANCE AND, IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, IT MAY RESULT IN REDUCED DEMAND FOR OUR PRODUCTS OR DAMAGES THAT EXCEED OUR INSURANCE LIMITATIONS.

     The use of any of our products, whether for commercial applications or during clinical trials, exposes us to an inherent risk of product liability claims if such products cause injury, disease or result in harmful effects. Such liability might result from claims made directly by healthcare institutions, contract laboratories or others selling or using such products. We currently maintain product liability insurance coverage, however such insurance coverage might not be sufficient to fully cover any potential claims. Such insurance can be expensive and difficult to obtain. Adequate insurance coverage may not be available in the future at an acceptable cost, if at all, or in sufficient amounts to protect us against any such liability. Any product liability claim in excess of insurance coverage would have to be paid out of our cash reserves which would have a detrimental effect on our financial condition.

DISCOVERY OF PREVIOUSLY UNKNOWN PROBLEMS WITH A PRODUCT, MANUFACTURER, OR FACILITY, COULD RESULT IN PRODUCT RECALLS OR WITHDRAWALS AND SIGNIFICANTLY REDUCE OUR RESOURCES.

     Our tissue repair and transplantation products are complex and must be manufactured under controlled and sterile conditions, in addition to meeting strict product release criteria. Any manufacturing errors or defects, or uncorrected impurity or variation in a raw material, either unknown or undetected by us, could affect the quality and safety of our products. If any of the defects were material, we could be required to undertake a market withdrawal or recall of the affected products. The cost of a market withdrawal or product recall could significantly reduce our resources.

ADDITIONAL RISKS

OUR STOCK PRICE COULD CONTINUE TO BE VOLATILE AND ANY INVESTMENT COULD SUFFER A DECLINE IN VALUE, WHICH MAY PREVENT OR LIMIT OUR ABILITY TO RAISE ADDITIONAL CAPITAL. THIS COULD IN TURN DELAY COMMERCIALIZATION OF OUR PRODUCTS OR LEAD US TO CEASE OPERATIONS.

     The market price of our common stock has fluctuated significantly in recent years and is likely to fluctuate in the future. For example, from April 1998 to March, 2002, our common stock has closed as high as $12.13 per share and as low as $1.97 per share. Factors contributing to this volatility have included:

     o  the timing of approval and commercialization of products;

     o  the results of research or scientific discoveries by us or others;

     o  progress or the results of pre-clinical and clinical trials;

     o  new technological innovations;

     o  developments concerning technology rights;

     o  litigation and related developments; and

     o  public perception regarding the safety and efficacy of our products.

     Fluctuations in our financial performance from period to period and general industry and market conditions also tend to have a significant impact on the market price of our common stock.

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

ITEM 2.  PROPERTIES

     We lease approximately 85,000 square feet of space at our headquarters facility in La Jolla, San Diego, California, of which approximately 85% is currently allocated to manufacturing and research. The leases for this facility expire in December 2005.

     In October 2001, we signed a 10-year lease on 29,000 square feet of office and laboratory space in a facility approximately three miles from our La Jolla location, and expect to move the majority of our research activities into the new facility in May 2002. The lease term will commence in May 2002. This facility replaces a laboratory facility of approximately 7,000 square feet, on which our lease expired in January 2002. The new facility will expand our research capabilities and provide approximately 4,000 square feet in the La Jolla facility for other uses.

     We believe that our property and equipment are generally well maintained, in good operating condition and, subsequent to our move in May 2002, will be sufficient to meet our current needs.

ITEM 3.  LEGAL PROCEEDINGS

     There is no material litigation currently pending against us. From time to time, we may be involved in litigation relating to claims arising out of our operations in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our common stock is traded on the National Association of Securities Dealers Automated Quotation, or NASDAQ, National Market under the symbol ATIS. On March 25, 2002, the last reported closing price of our common stock by Nasdaq was $3.20. The last reported high and low sales prices as reported for our common stock by Nasdaq for the last two fiscal years are set forth below. Such quotations represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                                                  HIGH           LOW
                                                 ------        -------
      YEAR ENDED DECEMBER 31, 2001:
         First Quarter                           $ 6.75        $ 2.88
         Second Quarter                            5.00          2.96
         Third Quarter                             5.70          3.01
         Fourth Quarter                            5.23          3.35

      YEAR ENDED DECEMBER 31, 2000:
         First Quarter                           $16.00        $ 2.50
         Second Quarter                            8.75          3.75
         Third Quarter                             8.63          5.00
         Fourth Quarter                            8.00          2.97

HOLDERS

     As of December 31, 2001, there were approximately 1,434 holders of record of our common stock.

DIVIDENDS

     We have never paid cash dividends on our common stock and do not expect to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     In October 2001, as part of a broader strategic collaboration with Medtronic, Inc., we sold 5,376,344 unregistered shares of our common stock to Medtronic Asset Management, Inc., at $3.72 per share, resulting in net proceeds of approximately $19.9 million. Medtronic Asset Management, Inc. merged with Medtronic International, Ltd. effective as of December 31, 2001. In November 2001, we completed a private placement of approximately $14.7 million in gross proceeds, covering the sale of 3,534,335 unregistered shares of our common stock at $4.15 per share to a group of institutional investors led by the State of Wisconsin Investment Board, which purchased 2,450,000 shares in this offering. Net proceeds from this private placement were approximately $13.5 million.

     We subsequently filed a Form S-3 registration statement registering 14,014,842 shares of common stock for resale. The shares registered included the 5,376,344 shares held by Medtronic International, Ltd., the 3,534,335 shares issued to institutional investors in November 2001, and 5,104,163 shares of our common stock acquired by Smith & Nephew SNATS, Inc. over a period from January 1998 to September 2000. The Form S-3 was declared effective by the Securities and Exchange Commission on February 8, 2002. Each of the transactions were private offerings exempt from registration with the Securities and Exchange Commission under Section 4(2) of, and Regulation D, promulgated under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     Our selected financial data appears in a separate section of this annual report on Form 10-K on page F-1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations appears in a separate section of this annual report on Form 10-K beginning on page 37.

ITEM 7A.  MARKET RISK

     Information concerning market risk relating to our financial instruments is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 37 of this annual report on Form 10-K.

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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections titled "Directors and Nominees", "Board Meetings and Committees" and "Executive Officers" appearing in our Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the SEC by April 15, 2002, are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The section titled "Executive Compensation" appearing in our Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the SEC by April 15, 2002, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section titled "Principal Stockholders" appearing in our Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the SEC by April 15, 2002, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section titled "Certain Transactions" appearing in our Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed with the SEC by April 15, 2002, is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:
            --------------------

     The following financial statements of Advanced Tissue Sciences, Inc. and of the Dermagraft Joint Venture are included in a separate section of this annual report on Form 10-K commencing on the pages referenced below:


                                                                                                         Page
                                                                                                     ------------

     Consolidated Financial Statements of Advanced Tissue Sciences, Inc.:
         Report of Ernst & Young LLP, Independent Auditors..............................                 F-1
         Consolidated Balance Sheets as of December 31, 2001 and 2000...................                 F-2
         Consolidated Statements of Operations for the Years Ended December 31, 2001,
            2000 and 1999...............................................................                 F-3
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,
            2000 and 1999...............................................................                 F-4
         Consolidated Statements of Stockholders' Equity for the Years Ended December
            31, 2001, 2000 and 1999.....................................................                 F-5
         Notes to the Consolidated Financial Statements.................................             F-6 to F-22
      Combined Financial Statements of the Dermagraft Joint Venture:
         Report of Ernst & Young LLP, Independent Auditors..............................                 F-23
         Combined Balance Sheets as of December 31, 2001 and 2000.......................                 F-24
         Combined Statements of Operations for the Years Ended December 31, 2001,
            2000 and 1999...............................................................                 F-25
         Combined Statements of Cash Flows for the Years Ended December 31, 2001,
            2000 and 1999...............................................................                 F-26
         Combined Statements of Partners' Capital for the Years Ended December 31,
            2001, 2000 and 1999.........................................................                 F-27
         Notes to the Combined Financial Statements.....................................              F-28 to F-31


     (2) Financial Statement Schedules:
         -----------------------------

     All schedules have been omitted, since they are not applicable, not required or the information is included in the financial statements or the notes thereto.

     (3) Exhibits:
         --------

     Exhibit
       No.                         Title                                        Method of Filing
     -------                       -----                                        ----------------
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

    3.2              Restated By-Laws of the Company                   Incorporated by Reference to Exhibit 3.2 to the
                                                                       Company's Form 10-Q for the Quarter Ended June
                                                                       30, 2000

    3.3              Certificate of Designations, Preferences and      Incorporated by Reference to Exhibit 3.1 to the
                     Rights of Series B Convertible Preferred Stock    Company's Current Report on Form 8-K dated July
                     of Advanced Tissue Sciences, Inc.                 10, 1998

    4.1              Rights Agreement, Dated as of January 6, 1995,    Incorporated by Reference to Exhibit 1 to the
                     between the Company and Chemical Trust Company    Company's Current Report on Form 8-K dated
                     of California, including the Certificate of       January 5, 1995
                     Determination for the Series A Junior
                     Participating Preferred Stock as Exhibit A,
                     the Form of Summary of Rights to Right
                     Certificate as Exhibit B and the Purchase
                     Preferred Shares as Exhibit C

    4.2              First Amendment to Rights Agreement entered       Incorporated by Reference to Exhibit 1 to the
                     into as of November 8, 1999, between              Company's Form 8-A, as amended, dated November
                     ChaseMellon Shareholder Services, L.L.C. and      10, 1999
                     Advanced Tissue Sciences, Inc.

    4.3              Second Amendment to Rights Agreement entered      Incorporated by Reference to Exhibit 1 to the
                     into as of December 13, 1999, between             Company's Form 8-A, as amended, dated March 28,
                     ChaseMellon Shareholder Services, L.L.C. and      2000
                     Advanced Tissue Sciences, Inc.

    4.4              Common Stock Purchase Warrant between the         Incorporated by Reference to Exhibit 4.1 to the
                     State of Wisconsin Investment Board as Trustee    Company's Form 10-Q for the Quarter Ended
                     for the Fixed Retirement Investment Trust and     September 30, 1999
                     Advanced Tissue Sciences, Inc. Dated November
                     10, 1999

    4.5              Common Stock Purchase Warrant between the         Incorporated by Reference to Exhibit 4.2 to the
                     State of Wisconsin Investment Board as Trustee    Company's Form 10-Q for the Quarter Ended
                     for the Variable Retirement Investment Trust      September 30, 1999
                     and Advanced Tissue Sciences, Inc. Dated
                     November 10, 1999

   10.1              Form of Indemnification Agreement Between the     Incorporated by Reference to Exhibit 10.6 to
                     Company and Each of the Directors of the          the Company's Annual Report on Form 10-K for
                     Company                                           the Year Ended January 31, 1991

   10.2+             Nonqualified Stock Option Agreement, Dated        Incorporated by Reference to Exhibit 19.1 to
                     June 3, 1991 between the Company and Arthur J.    the Company's Form 10-Q for the Quarter Ended
                     Benvenuto                                         July 31, 1991

   10.3+             Nonqualified Stock Option Agreement, Dated        Incorporated by Reference to Exhibit 19.2 to
                     June 3, 1991 between the Company and Dr. Gail     the Company's Form 10-Q for the Quarter Ended
                     K. Naughton                                       July 31, 1991



    Exhibit
       No.                         Title                                        Method of Filing
     -------                       -----                                        ----------------
    10.4**+          Advanced Tissue Sciences, Inc. 1997 Stock         Incorporated by Reference to Exhibit 99.1 to
                     Incentive Plan                                    the Company's Registration Statement No.
                                                                       333-36879 on Form S-8

    10.4(a)+          Form of Stock Option Agreement                    Incorporated by Reference to Exhibit 99.2 to
                                                                       the Company's Registration Statement No.
                                                                       333-36879 on Form S-8

   10.4(b)+          Form of Addendum to Stock Option Agreement re:    Incorporated by Reference to Exhibit 99.3 to
                     Involuntary Termination                           the Company's Registration Statement No.
                                                                       333-36879 on Form S-8

   10.4(c)+          Form of Stock Issuance Agreement                  Incorporated by Reference to Exhibit 99.4 to
                                                                       the Company's Registration Statement No.
                                                                       333-36879 on Form S-8

   10.4(d)+          Form of Addendum to Stock Issuance Agreement      Incorporated by Reference to Exhibit 99.5 to
                     re: Involuntary Termination                       the Company's Registration Statement No.
                                                                       333-36879 on Form S-8

   10.4(e)           Form of Automatic Stock Option Agreement          Incorporated by Reference to Exhibit 99.6 to
                                                                       the Company's Registration Statement No.
                                                                       333-36879 on Form S-8

   10.5+             Form of Special Addendum to Certain Employee      Incorporated by Reference to Exhibit 10.1 to
                     Stock Option Agreements                           the Company's Form 10-Q for the Quarter Ended
                                                                       March 31, 1996

   10.6(a)           Licensing Agreement between the Massachusetts     Incorporated by Reference to Exhibit 10.8(a) to
                     Institute of Technology and Advanced Tissue       the Company's Transition Report on Form 10-K
                     Sciences, Inc. Dated July 24, 1992                for the Eleven Months Ended December 31, 1992

   10.7*             Agreement between Advanced Tissue Sciences,       Incorporated by Reference to Exhibit 10.1 to
                     Inc. and Smith & Nephew plc Dated May 6, 1994     the Company's Form 10-Q for the Quarter Ended
                                                                       March 31, 1994

   10.8              Heads of Agreement between Advanced Tissue        Incorporated by Reference to Exhibit 10.1 to
                     Sciences, Inc. and Smith & Nephew plc Dated       the Company's Form 10-Q for the Quarter Ended
                     April 29, 1996                                    March 31, 1996

   10.9              Promissory Note Between Advanced Tissue           Incorporated by Reference to Exhibit 10.2 to
                     Sciences, Inc. and Smith & Nephew SNATS, Inc.     the Company's Form 10-Q for the Quarter Ended
                     Dated June 11, 1997                               June 30, 1997

   10.10(a)          U.S.$16,000,000 Loan Facility to DermEquip,       Incorporated by Reference to Exhibit 10.1 to
                     L.L.C. Provided by The Chase Manhattan Bank       the Company's Form 10-Q for the Quarter Ended
                     Dated August 12, 1997                             September 30, 1997

   10.10(b)          Guaranty Between Advanced Tissue Sciences,        Incorporated by Reference to Exhibit 10.2 to
                     Inc. and The Chase Manhattan Bank Dated August    the Company's Form 10-Q for the Quarter Ended
                     8, 1997                                           September 30, 1997

   10.11(a)          Heads of Agreement Dated January 14, 1998         Incorporated by Reference to Exhibit 10.1 to
                     between Advanced Tissue Sciences, Inc. and        the Company's Current Report on Form 8-K Dated
                     Smith & Nephew plc                                January 14, 1998

   10.11(b)          Common Stock Purchase Agreement, Dated January    Incorporated by Reference to Exhibit 10.2 to
                     14, 1998, between Advanced Tissue Sciences,       the Company's Current Report on Form 8-K Dated
                     Inc. and Smith & Nephew SNATS, Inc.               January 14, 1998




    Exhibit
       No.                         Title                                        Method of Filing
     -------                       -----                                        ----------------
   10.12             Heads of Agreement between Advanced Tissue        Incorporated by Reference to Exhibit 10.1 to
                     Sciences, Inc. and Smith & Nephew plc Dated       the Company's Form 10-Q for the Quarter Ended
                     August 6, 1998                                    June 30, 1998

   10.13(a)          Securities Purchase Agreement by and among        Incorporated by Reference to Exhibit 10.1 to
                     Advanced Tissue Sciences, Inc. and the            the Company's Current Report on Form 8-K dated
                     Investors Dated July 10, 1998                     July 10, 1998

   10.13(b)          Registration Rights Agreement by and among        Incorporated by Reference to Exhibit 10.2 to
                     Advanced Tissue Sciences, Inc. and the            the Company's Current Report on Form 8-K dated
                     Investors Dated July 10, 1998                     July 10, 1998

   10.13(c)          Redemption Amendment Agreement by and among       Incorporated by Reference to Exhibit 10.1 to
                     Advanced Tissue Sciences, Inc. and the Buyers     the Company's Current Report on Form 8-K dated
                     of Series B Convertible Preferred Stock Dated     November 6, 1998
                     November 6, 1998

   10.14*            Heads of Agreement between Advanced Tissue        Incorporated by Reference to Exhibit 10.1 to
                     Sciences, Inc. and Inamed Corporation dated       the Company's Current Report on Form 8-K, as
                     May 10, 1999                                      amended, dated November 2, 1999

   10.15             Securities Purchase Agreement dated as of         Incorporated by Reference to Exhibit 2 to the
                     November 5, 1999, between the State of            Company's Form 8-A, as amended, dated November
                     Wisconsin Investment Board and Advanced Tissue    10, 1999
                     Sciences, Inc.

   10.16             Stock Purchase Agreement dated as of              Incorporated by Reference to Exhibit 10.1 to
                     September 19, 2000, between the State of          the Company's Form 10-Q for the Quarter Ended
                     Wisconsin Investment Board and  the Company       September 30, 2000

   10.17*            License and Supply Agreement effective as of      Incorporated by Reference to Exhibit 10.2 to
                     September 25, 2000, between the Company and       the Company's Form 10-Q for the Quarter Ended
                     Biozhem Cosmeceuticals Inc.                       September 30, 2000

   10.18*            Term Sheet restructuring certain terms of the     Incorporated by Reference to Exhibit 10.3 to
                     Dermagraft Joint Venture, as amended and          the Company's Form 10-Q for the Quarter Ended
                     effective as of September 2000 between the        September 30, 2000
                     Company and Smith & Nephew plc

   10.19(a)*         Development, License and Supply Agreement         Incorporated by Reference to Exhibit 10.20(a)
                     effective as of October 5, 2000, between the      to the Company's Form 10-K for the Year Ended
                     Company and SkinMedica Inc.                       December 31, 2000

   10.19(b)*         Investor Rights Agreement effective as of         Incorporated by Reference to Exhibit 10.20(b)
                     October 5, 2000, between the Company and          to the Company's Form 10-K for the Year Ended
                     SkinMedica Inc.                                   December 31, 2000

   10.19(c)*         Option to Purchase Common Stock of SkinMedica     Incorporated by Reference to Exhibit 10.20(c)
                     Inc. dated October 5, 2000                        to the Company's Form 10-K for the Year Ended
                                                                       December 31, 2000

   10.20(a)*         License Agreement effective as of May 10,         Incorporated by Reference to Exhibit 10.22(a)
                     1999, between the Company and Inamed              to the Company's Form 10-K for the Year Ended
                     Corporation                                       December 31, 2000

   10.20(b)*         Addendum to License Agreement effective as of     Incorporated by Reference to Exhibit 10.22(b)
                     May 10, 1999, between the Company and Inamed      to the Company's Form 10-K for the Year Ended
                     Corporation                                       December 31, 2000




    Exhibit
       No.                         Title                                        Method of Filing
     -------                       -----                                        ----------------
   10.20(c)*         Common Stock Purchase Agreement effective as      Incorporated by Reference to Exhibit 10.22(c)
                     of November 1, 1999, between the Company and      to the Company's Form 10-K for the Year Ended
                     Inamed Corporation                                December 31, 2000

   10.21*            First Amendment to Development, License and       Incorporated by Reference to Exhibit 10.1 to
                     Supply Agreement, as of May 21, 2001, between     the Company's Form 10-Q/A for the Quarter Ended
                     the Company and SkinMedica, Inc.                  June 30, 2001

   10.22             Investment Agreement dated October 3, 2001,       Filed Herewith
                     between the Company, and Medtronic Asset
                     Management, Inc., and Medtronic, Inc.

   10.23             License Agreement dated October 3, 2001,          Filed Herewith
                     between the Company and Medtronic, Inc.

   10.24             Lease Agreement dated October 26, 2001 between    Filed Herewith
                     the Company and Wateridge Investors, LLC

   10.25             Stock Purchase Agreement dated October 31,        Filed Herewith
                     2001, by and among the Company, the State of
                     Wisconsin Investment Board and other investors

   10.26*            First Amended and Restated Investor Rights        Filed Herewith
                     Agreement dated December 28, 2001, by and
                     among the Company, SkinMedica, Inc, and other
                     parties

   21                Subsidiaries of the Registrant                    Filed Herewith

   23                Consent of Ernst & Young LLP, Independent         Filed Herewith
                     Auditors

* The Company has requested confidential treatment with respect to certain portions of these documents.
** Key employees, including officers and directors, non-employee Board members and independent consultants are eligible to participate in the 1997 Stock Incentive Plan.
+   Management contract or compensatory plan or arrangement.


     (b) Reports on Form 8-K

     We filed a report on Form 8-K dated October 3, 2001 under Item 5, and attached a press release dated October 3, 2001 announcing a collaboration with Medtronic, Inc. and the receipt of a $20 million equity investment by an affiliate of Medtronic.

     We filed a report on Form 8-K dated November 5, 2001 under Item 5, and attached a press release dated November 5, 2001 announcing the completion of a private placement of approximately $14.7 million in gross proceeds, covering the sale of 3,534,335 shares of unregistered common stock at $4.15 per share, to a group of institutional investors led by the State of Wisconsin Investment Board.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ADVANCED TISSUE SCIENCES, INC.


Date:   March 28, 2002                     By:  /s/ Arthur J. Benvenuto
     -------------------                      --------------------------------
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


               Signature                                 Title                                       Date
               ---------                                 -----                                       ----


 /s/ Arthur J. Benvenuto                       Chairman of the Board of Directors               March 28, 2002
--------------------------------------------   and Chief Executive Officer (principal
            Arthur J. Benvenuto                executive officer)

 /s/ Gail K. Naughton                          Director and President                           March 28, 2002
--------------------------------------------
            Dr. Gail K. Naughton

 /s/ Nikhil A. Mehta                           Senior Vice President and Chief                  March 28, 2002
--------------------------------------------   Financial Officer (principal financial
              Nikhil A. Mehta                  and accounting officer)

 /s/ Michael D. Ellwein                        Director                                         March 28, 2002
--------------------------------------------
             Michael D. Ellwein

 /s/ Jerome E. Groopman                        Director                                         March 28, 2002
--------------------------------------------
          Jerome E. Groopman, M.D.

 /s/ Jack L. Heckel                            Director                                         March 28, 2002
--------------------------------------------
               Jack L. Heckel

 /s/ Ronald L. Nelson                          Director                                         March 28, 2002
--------------------------------------------
              Ronald L. Nelson

 /s/ Dayton Ogden                              Director                                         March 28, 2002
--------------------------------------------
                Dayton Ogden

 /s/ David S. Tappan, Jr.                      Director                                         March 28, 2002
--------------------------------------------
            David S. Tappan, Jr.

 /s/ Gail R. Wilensky                          Director                                         March 28, 2002
--------------------------------------------
            Dr. Gail R. Wilensky


                             SELECTED FINANCIAL DATA

     See Note 1 to the accompanying consolidated financial statements for a discussion of the basis of presentation. The selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. The information is not necessarily indicative of future operating results.


                                                                  Years Ended December 31,
                                        ----------------------------------------------------------------------------
                                           2001             2000            1999            1998             1997
                                        ----------       ----------      ----------      ----------       ----------
                                                          (In thousands, except per share amounts)

Revenues:
   Joint venture contract (1)           $   16,778       $   20,647      $   25,767      $   18,862       $   12,165
   Product sales (2)                         5,328               87              --           1,035              976
   Milestones, contracts & fees (3)          6,834            4,537          17,036             584               10
Research and development
  expenses                                   7,784            7,428           6,746          10,750           10,054
Equity in losses of joint
  ventures (1)                             (12,391)         (13,278)        (21,558)        (17,628)         (11,990)
Net loss                                   (28,373)         (24,571)        (21,306)        (43,285)         (36,089)
Net loss applicable to common
  stock                                    (28,373)         (24,619)        (21,864)        (43,863)         (36,089)

Basic and diluted loss per
  common share                          $     (.43)      $     (.41)     $     (.45)     $    (1.11)      $     (.96)

Weighted average shares used in the
  calculation of basic and diluted
  loss per common share                     66,069           60,575          48,507          39,373           37,548




                                                                         December 31,
                                        ----------------------------------------------------------------------------
                                           2001             2000            1999            1998             1997
                                        ----------       ----------      ----------      ----------       ----------
                                                                        (In thousands)
Cash, cash equivalents and
   short-term investments               $   29,973       $   31,051      $   26,079      $   23,054       $   17,086
Working capital                             30,508           25,082          10,651          20,442           13,216
Total assets                                61,922           59,106          59,386          53,985           50,460
Long-term debt, capital lease
  obligations and redeemable
  preferred stock (4)                       11,812           14,399          24,139          34,949           28,096
Accumulated deficit                       (292,706)        (264,333)       (239,762)       (218,456)        (175,171)
Stockholders' equity                        42,023           35,802          21,423          12,527           13,966



(1)  In April 1996, we formed the Dermagraft Joint Venture with Smith &
     Nephew plc for the commercialization of Dermagraft for the treatment of diabetic foot ulcers, having formed a separate joint venture for the commercialization of tissue engineered cartilage for orthopedic applications with Smith & Nephew in April 1994. We and Smith & Nephew began sharing in the revenues and expenses of the joint ventures in January 1997. Joint venture contract revenues include:

          (a) Sales of TransCyte and Dermagraft to the Dermagraft Joint
              Venture at cost, of $12,767,000, $12,771,000, $13,717,000,
              $10,927,000 and $1,190,000 for the years ended December 31, 2001,
              2000, 1999, 1998 and 1997.

          (b) Revenues for research and development, marketing and other activities performed for the Dermagraft and NeoCyte Joint Ventures.

(2) Includes sales of our products to unrelated customers, including sales of collagen to Inamed Corporation in the years ended December 31, 2001 and 2000; and sales of TransCyte made by our sales force in the years ended December 31, 1998 and 1997.

(3) Includes (a) recognition of milestones and license fees from strategic partners, (b) royalties, and (c) revenues for research, development and other activities performed for unrelated parties under collaborative agreements and government grants. Milestones and license fees of $5,000,000, $3,595,000 and $16,405,000 were recognized in the years ended December 31, 2001, 2000 and 1999 respectively.

(4)  Includes both current and long-term portions of debt.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read with "Selected Financial Data" and our financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The discussion and analysis in this annual report on Form 10-K may contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this annual report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this annual report on Form 10-K. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Factors Affecting Operating Results" included in Part I, Item 1 - Business above as well as those discussed elsewhere. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report.

     Advanced Tissue Sciences, Inc. is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using our proprietary tissue engineering technology. Our leading products are skin products, TransCyte for the temporary covering of severe and partial-thickness burns, and Dermagraft for the treatment of severe skin ulcers. In addition, we are focusing our resources on the development of tissue engineered products for other wound care, aesthetic and reconstructive, cardiovascular and orthopedic applications. These other applications include collagen and our nutrient solution, NouriCel, for aesthetic and reconstructive applications.

     Since 1996 we have participated in a joint venture, the Dermagraft Joint Venture, with Smith & Nephew plc for the worldwide commercialization of Dermagraft in the treatment of diabetic foot ulcers.

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

     Dermagraft for the treatment of diabetic foot ulcers was approved for sale in Canada and was introduced by the Dermagraft Joint Venture in the United Kingdom and several other European countries, on a limited basis, in 1997. In that year we also submitted a PMA application to the FDA for approval to market Dermagraft for the treatment of diabetic foot ulcers in the United States. In 1998 the FDA decided the PMA application was not approvable without supportive data from an additional controlled clinical trial. The additional clinical trial began in late 1998, and by August 2000 statistical significance was reached for the primary endpoint and a new PMA application was submitted to the FDA. In September 2001, we received approval from the FDA to market Dermagraft as a human fibroblast-derived dermal substitute in the treatment of chronic foot ulcers in patients with diabetes. We are currently also marketing Dermagraft for the treatment of diabetic foot ulcers, through the Dermagraft Joint Venture, in Australia, New Zealand and South Africa. We have been seeking approval of Dermagraft in Sweden as a pharmaceutical through the Mutual Recognition process, however in 2001 we withdrew the application while we assess the need for further clinical and process information requested by the regulatory authority. Pharmaceutical guidelines generally require much more extensive and rigorous clinical and process information than is customarily provided for products that are regulated as devices.

     In 2001, Dermagraft was granted extended indications in both Canada and Australia for the treatment of lower limb ulcers, partial and full-thickness chronic wounds, the promotion of granulation tissue and the preparation of wounds for skin grafting.

     In connection with the expansion of the Dermagraft Joint Venture, in January 1999 we received a $15,000,000 up front payment from Smith & Nephew that was recognized in contract revenues during 1999, as related financial commitments were met. See Note 3 to the consolidated financial statements for more information on the financial transactions associated with the Dermagraft Joint Venture.

     In February 2000, with a delay in the commercial introduction of Dermagraft in the United States and a requirement for an additional clinical trial by the FDA substantially increasing the partners' required investment, we agreed in principle with Smith & Nephew to restructure the Dermagraft Joint Venture. The restructuring agreement was amended and implemented in September 2000. See Note 3 to the consolidated financial statements for more information on the financial transactions associated with the Dermagraft Joint Venture.

     The objective of the restructuring was to defer the potential payment of certain milestones by Smith & Nephew while providing us a royalty stream and an opportunity to increase our long-term return from the venture. Specifically, except for $10,000,000 in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, we agreed to make all other approval, reimbursement and sales milestones subject to, and payable from, joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture will pay us royalties on joint venture product sales. As part of the agreement we also sold the Dermagraft manufacturing assets that we owned to DermEquip, but retained all raw material inventory. DermEquip is a limited liability company owned jointly with Smith & Nephew, and is consolidated in our financial statements. The proceeds of this sale were used in September 2000 to pay down a portion of the outstanding balance of the NeoCyte Loan, with the remaining outstanding principal and interest being paid in our common stock based on a specified average market price. Subsequent to this transaction, the Dermagraft Joint Venture in September 2000 made us a new long-term loan, with raw material inventory being pledged as collateral security. See Notes 3, 7 and 10 to the consolidated financial statements for a discussion of transactions under the Dermagraft Joint Venture.

     Under the restructured joint venture, we are sharing equally with Smith & Nephew in the expenses and revenues of the Dermagraft Joint Venture, except that we funded the first $6 million of expenses for conducting clinical trials and regulatory support of Dermagraft and TransCyte in the treatment of venous ulcers and pressure ulcers. In addition, we funded a proportion of manufacturing and distribution costs and costs related to post-market studies for TransCyte through 1999. See Note 3 to the consolidated financial statements for a discussion of transactions under the Dermagraft Joint Venture.

     In addition to Smith & Nephew's share of the ongoing investments in the Dermagraft Joint Venture they have paid $30 million to us in fees and milestone payments since 1996, including $5 million in 2001 on the approval by the FDA of the PMA for Dermagraft in the treatment of diabetic foot ulcers. Other payments of up to $131 million will be due to us from Smith & Nephew subject to the achievement of various regulatory, sales and profitability milestones, over the term of the agreement which terminates in the year 2046 unless extended by mutual agreement of the partners. This amount includes a milestone payment of $5 million related to the reimbursement status of Dermagraft and coverage by regional insurance carriers in the United States under Medicare. In December 2001, Dermagraft received an Ambulatory Payment Classification (or APC) pass-through code under the Hospital Outpatient Prospective Payment System from the Centers for Medicare & Medicaid Services (or CMS). The pass-through payment code for Dermagraft covers Medicare patients with diabetic foot ulcers treated in a hospital outpatient setting. The original notice indicated that the code would become effective on January 1, 2002, however the CMS subsequently postponed the implementation of all new outpatient codes, pending a review by the CMS. The CMS announced on February 28, 2002 that the new codes would become effective on April 1, 2002. Once the code becomes effective, each Medicare local carrier or fiscal intermediary can begin developing coverage guidelines to determine when, how often, and under what conditions they will pay for the use of Dermagraft for patients with chronic diabetic foot ulcers. The pass-through payment code is the first step toward receipt of the $5 million milestone payment, subject to other conditions in our agreements with Smith & Nephew.

     In addition to the Dermagraft Joint Venture, since 1994, we have shared in a separate joint venture with Smith & Nephew, the NeoCyte Joint Venture, for the worldwide development, manufacture and marketing of human tissue engineered cartilage for orthopedic applications. We are sharing equally with Smith & Nephew in the expenses of the joint venture. During 2000, an IDE was submitted to the FDA requesting approval to begin pilot human clinical studies of human tissue engineered cartilage. The FDA raised agency jurisdictional issues as to whether or not this product should be regulated as a medical device or biologic, as well as questions about the pre-clinical studies. We continue to work closely with the FDA to address these issues. The efforts of the joint venture in this area currently center around articular cartilage, in which we commenced a pivotal large animal pre-clinical study in 2001.

     In May 1999, we entered into a strategic alliance with Inamed Corporation for the development and marketing of several of our human-based, tissue engineered products for aesthetic and certain reconstructive applications. Under the related agreements, Inamed licensed rights to further develop, manufacture and sell certain of our tissue engineered products such as human-based collagen for use in wrinkle correction and as a bulking agent for the treatment of urinary incontinence, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction and other soft tissue augmentation. We are responsible for the development of the products and the related manufacturing processes while Inamed is responsible for clinical, regulatory and marketing activities. We, or an affiliate, have the right to manufacture the products developed for Inamed. In total, under the agreements between the parties, in exchange for worldwide licensing rights, Inamed has paid us a series of payments totaling $10 million, including $5 million to purchase our common stock. Inamed also received five-year warrants to purchase up to 500,000 shares of common stock. In addition to a price for our product and royalties on Inamed's sales in the market place, we may potentially receive up to a total of $10 million in milestones based on product approvals in the United States, subject to our success in developing products under the aggrement and Inamed's success in obtaining such approvals.

     During 2001, a subsidiary of Inamed, McGhan Medical, filed a PMA supplement with the FDA seeking approval to add our human-based collagen to McGhan's existing injectable collagen products for wrinkle treatments. Inamed announced in October 2001 that the FDA had requested additional pre-clinical data and had asked them to perform skin-test studies, which are currently being conducted. During 2001 we shipped our human-based collagen to Inamed for the purposes of clinical studies, evaluation and testing, however pre-launch sales of collagen to Inamed are expected to cease, pending receipt of FDA approval and the subsequent launch of the product in the wrinkle treatment market. See Note 3 to the consolidated financial statements for a discussion of transactions under our alliance with Inamed.

     In September 2000, we signed a license and supply agreement with Biozhem Cosmeceuticals, Inc. Under the agreement, we granted a license to use and are selling NouriCel to Biozhem. NouriCel is a patent-pending by-product of our tissue engineering processes, to be used in Biozhem's branded skin care products. As well as a selling price for sales of NouriCel to Biozhem, we are entitled to specified milestone payments and royalties on sales of Biozhem's products in the skin care marketplace. Additionally, we were granted warrants to purchase Biozhem common stock at specified prices in future time periods. In January 2002, with the launch Biozhem's product having been delayed from the expected date in the agreement, we amended our agreement with Biozhem to defer the payment to us of an initial milestone of $1 million, from December 2001 to November 2002. In addition, the amended agreement provides for a new schedule of minimum royalty payments by Biozhem to us in 2002, including the payment of minimum royalties originally scheduled in 2001. Our decision to defer the milestone and minimum royalties was based primarily upon Biozhem's ability to make the payments as a result of the delay in Biozhem's receipt of income from sales of our product Terms of the original agreement with Biozhem relating to payments and other obligations after 2003 remain unchanged. See Note 3 to the consolidated financial statements for a discussion of transactions under our alliance with Biozhem.

     In October 2000, we signed a license and supply agreement with SkinMedica, Inc. Under this agreement, we granted a license to use and are selling NouriCel to SkinMedica, to be used in SkinMedica's branded skin care products sold through a network of dermatologists and plastic surgeons. We are entitled to a selling price for sales of NouriCel to SkinMedica and to specified milestone payments and royalties on sales of SkinMedica's products in the skin care marketplace. We were also granted warrants to purchase SkinMedica common stock at specified prices in future time periods. In May 2001, the agreement was amended to change specified commencement and termination provisions. See Note 3 to the consolidated financial statements for a discussion of transactions under our alliance with SkinMedica.

     In October 2001, we entered into a broad strategic collaboration with Medtronic, Inc. to explore the application of our technology in the areas of cardiovascular, neurological, endocrine and spinal. An affiliate of Medtronic simultaneously purchased $20 million of our common stock at $3.72 per share, in return for specified rights including a right of first refusal to collaborate in the further development and commercialization of Anginera, our epicardial angiogenesis therapy, a product that stimulates new blood vessel growth and therefore increased blood flow, a right of first offer/first negotiation to collaborate in other programs within the cardiovascular, neurological, endocrine and spinal areas where we elect not to pursue those programs internally, and a limited non-exclusive license to our intellectual property in the four therapeutic areas identified to facilitate Medtronic's exploration of cell and tissue engineered technology in combination with Medtronic's medical devices. Net proceeds of the equity investment were approximately $19.9 million.

     In May 2000, researchers at the University of Washington announced that they would be partnering with us and others in a project, funded by a $10 million grant from NIH to grow functional human heart tissue. The proportion of the grant for which we would be eligible is approximately $1.8 million. The grant is expected to cover the first five years of an anticipated 10 year project.

     In September 2000, we were awarded a $2 million Advanced Technology Program grant from NIST, for development of a tissue engineered Ischemic Repair Device to induce vascularization of, and restore function to, tissues and organs with reduced blood supplies, or ischemia. The grant commenced in 2000 and is payable over three years. This grant follows a $2 million award in October 1997 from NIST to fund collaborative cardiovascular research with the University of California, San Diego, that was completed in the second quarter of 2001.

     Also in September 2000, we were awarded a grant in excess of $800,000 from NIH and the National Institute of Dental and Craniofacial Research to develop tissue engineered cartilage for the treatment of temporomandibular disorders. Payments under the grant are payable over four years.

     In October 2001, we signed a 10-year lease on 29,000 square feet of additional office and research laboratory space in a facility approximately three miles from our La Jolla location, and expect to move the majority of our research activities into the new facility in May 2002. The lease term will commence in May 2002, subject to the completion of improvements. We have options to extend the term of the lease for two five-year periods. As a condition of signing the lease, we were required to purchase a standby letter of credit in the amount of $1.7 million. This facility replaces a laboratory facility of approximately 7,000 square feet, on which our lease expired in January 2002.

     To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses. Through December 30, 2001, we had incurred cumulative net operating losses of $292.7 million. Our ability to achieve profitability depends in part upon our ability to successfully manufacture Dermagraft and TransCyte for skin ulcers and burns, for our partner, Inamed, to obtain regulatory approval for their human-based collagen product, for us to cost-effectively manufacture collagen and our nutrient solution for aesthetic applications, and for each of these products to be successfully marketed by our partners. We may never achieve a profitable level of operations or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

     We have incurred and expect to continue to incur, either directly or through the Dermagraft Joint Venture, substantial expenditures in support of the commercialization, development, clinical trials and post-market studies of TransCyte and Dermagraft for burn and skin ulcer applications, for manufacturing systems and in advancing other applications of our core technology. We also expect to incur additional costs for the development of products and manufacturing processes under our strategic alliance with Inamed, additional costs for the development and clinical trials of tissue engineered cartilage products through the NeoCyte Joint Venture, costs for products we may develop for cardiovascular applications, and costs which may be associated with other products which we may undertake from time to time. Our agreements with our current strategic alliance partners are structured to share some or all of these costs as well as to provide us with income from milestone payments, royalties and licensing fees for the respective products. See Note 3 to the consolidated financial statements for details regarding financial transactions under our strategic alliance agreements.

CRITICAL ACCOUNTING POLICIES

     Our financial statements are prepared in conformity with generally accepted accounting principles. We believe the following accounting policies, in particular, are critical to our results of operations and to the understanding of our consolidated financial statements. Our consolidated financial statements include the accounts of Advanced Tissue Sciences, its wholly owned subsidiaries, and DermEquip L.L.C., a limited liability company owned jointly with Smith & Nephew. DermEquip is a special purpose entity which was established to finance an expansion of our manufacturing facility, and which holds the assets used in the facility. All intercompany accounts and transactions are eliminated. Our other interests in joint ventures with Smith & Nephew are accounted for under the equity method.

     Revenues from product sales are recognized when products are shipped and title has passed, and we have no further specified performance obligations. Revenues from product sales to related parties, such as our joint ventures with Smith & Nephew, are recognized at such time as ownership of the product is transferred to the related party, generally upon the completion of manufacturing. Such product sales to related parties are equal to our cost.

     As a result of the delay in Dermagraft approval by the FDA until September 2001, we continue to incur significant costs associated with excess production capacity within our manufacturing facility. The Dermagraft Joint Venture purchases Dermagraft and TransCyte from us as they are manufactured, at cost, including period costs, and immediately writes the inventory down to estimated market value at the date of purchase. The estimated market value is the net realizable value at which the Joint Venture believes it will be able to sell the products to its customers. In the year ended December 31, 2001 inventory write-downs by the Dermagraft Joint Venture totaled $9,089,000, down from $9,821,000 in 2000. We incur our share of the write-downs, currently 50%, through our equity in the joint venture. To the extent that we do not sell such products to the Dermagraft Joint Venture, we would be required to write such inventories down to net realizable value.

     We own and have patents pending in the United States and abroad to protect the processes and products we are developing. Direct patent application costs related to patents issued are amortized over the estimated useful life of the patent, approximately 20 years from the date of application. Such costs related to pending applications are deferred until the patent is issued or charged to operations at the time a determination is made not to pursue an application. Patent application and maintenance costs related to licensing agreements are expensed as incurred.

RESULTS OF OPERATIONS

     The presentation of the statement of operations in the attached financial statements has been reformatted from prior presentations to more clearly reflect revenue and cost transactions between us and our joint ventures with Smith & Nephew. These transactions are separately presented from transactions with other parties.

     Year Ended December 31, 2001 as Compared to the Year Ended December 31,
2000

     Joint venture contract revenues were $16,778,000 in 2001, compared to $20,647,000 in 2000. Joint venture contract revenues include sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost, and revenues for research and development, administration, and other services performed for the Dermagraft and NeoCyte Joint Ventures under collaborative agreements. See Notes 3 and 15 to the consolidated financial statements for further discussion of transactions under the Dermagraft and NeoCyte Joint Ventures. Sales of Dermagraft and TransCyte to the Dermagraft Joint Venture were $12,767,000 in 2001, and $12,771,000 in 2000. Growth in sales of Dermagraft and TransCyte in 2002 and beyond will be primarily dependent on the Dermagraft Joint Venture partners' success in obtaining product reimbursement from both national healthcare systems and private insurers, and on the success of Smith & Nephew in marketing the products.

     Revenue for services performed for the joint ventures was $4,011,000 in 2001, compared to $7,876,000 in 2000. The primary causes of this decrease are a reduction of $2,077,000 in revenue for services performed for the NeoCyte Joint Venture, and $1,647,000 due to the completion in 2000 of the clinical trial of Dermagraft for the treatment of diabetic foot ulcers.

     Product sales to third parties were $5,328,000 in 2001, compared to $87,000 in 2000. These revenues primarily represent sales of our human-based collagen to Inamed Corporation, which we have been shipping to Inamed for the purposes of clinical studies, evaluation and testing. Prior to the launch of Inamed's human-based collagen product, our sales of collagen to Inamed are expected to cease, pending receipt of FDA approval and Inamed's subsequent launch of the product in the wrinkle treatment market.

     Milestone revenue in 2001 was $5,000,000, compared to $3,595,000 in 2000. In September 2001 we recognized the $5,000,000 milestone from Smith & Nephew that resulted from the approval of the PMA for Dermagraft in the treatment of diabetic foot ulcers in the United States. In 2000 we recognized the final $3,595,000 of a $5,000,000 licensing payment received from Inamed Corporation in 1999.

     Other contract and fee revenue was $1,834,000 in 2001, compared to $942,000 in 2000, primarily reflecting an increase in government grant revenue.

     Joint venture contract expense was $16,564,000 in 2001, compared to $20,420,000 in 2000. Joint venture contract expenses include (in thousands):

                                                        2001          2000
                                                      --------      --------


     Manufacturing and distribution costs -
          Dermagraft & TransCyte                      $ 12,645      $ 12,699
     Research and development costs                      2,299         5,673
     Administration and other expenses                   1,620         1,962
                                                      --------      --------
        Total joint venture contract expenses         $ 16,564      $ 20,334

     As a result of the delay in Dermagraft approval by the FDA until September 2001, we continue to incur significant costs associated with excess production capacity within our manufacturing facility. We expect to continue to have excess production capacity in future years. The Dermagraft Joint Venture purchases Dermagraft and TransCyte from us as they are manufactured at cost, including period costs, and immediately writes the inventory down to estimated market value at the date of purchase. The estimated market value is the net realizable value at which the Joint Venture believes it will be able to sell the products to its customers. In the year ending December 31, 2001 inventory write-downs by the Dermagraft Joint Venture totaled $9,089,000, down from $9,821,000 in 2000. We incur our share of the write-downs, currently 50%, through our equity in the joint venture. To the extent that we do not sell such products to the Dermagraft Joint Venture, we would be required to write such inventories down to net realizable value.

     The decrease in joint venture research and development contract expenses resulted primarily from the reduced spending in 2001 by the NeoCyte Joint Venture, and the completion during 2000 of the clinical trial of Dermagraft in the treatment of diabetic foot ulcers.

     Cost of goods sold for products sold to third parties increased from $153,000 in 2000, to $8,340,000 in 2001. This increase primarily reflects production costs for the human-based collagen sold to Inamed in 2001, which included costs associated with the implementation of collagen manufacturing.

     Research and development expense for projects, other than those performed for our joint ventures with Smith & Nephew, increased by $356,000 to $7,784,000, from $7,428,000 in 2000. Year over year, development costs related to the development of NouriCel increased by $792,000, and research costs under grant projects increased by $525,000. These increases were offset by a reduction of $1,073,000 in collagen product development costs included in research and development, as our collagen product was moved from product development into manufacturing. Our research and development costs, under both our joint ventures and for other projects, will continue to be significant due to continuing and anticipated clinical trials and post-market studies during 2002 and beyond. In addition, in 2002 we will incur increased costs related to our new research facility. A discussion of our current research and development projects appears below:

                        Research and Development Expenses

                          (In thousands, except dates)

      Expenditure includes overheads and support services such as quality assurance and information technology

                                                        2001         2000         1999         Expenditure to Date
                                                     ----------   ----------   ----------      -------------------
Projects :
Dermagraft & TransCyte R&D
(Dermagraft Joint Venture)                           $  1,932.2   $  3,351.8   $  6,986.5               **

Articular cartilage pre-clinical research
(NeoCyte Joint Venture)                                   367.2      2,321.0      2,817.6               **

NIST grant - vascular grafts
(see Cardiovascular page 6)                                34.1      1,298.8      1,718.7            4,365.5

Development of Aesthetic & Reconstructive
manufacturing processes                                 1,146.7      1,427.8           --            2,574.5

NIST grant - ischemic repair devices
(see Cardiovascular page 7)                               841.7         75.2           --              916.9

Anginera pre-clinical research                            518.2        170.9           --              689.1

Initial 5 year phase of NIH grant to grow heart
tissue (University of Washington)
see Cardiovascular page 7)                                512.1         62.3           --              574.4

NIH grant - tempromandibular disorders
(see Other Therapeutic Tissues page 10)                   243.2         48.5           --              291.7

Periodontal pre-clinical research                         272.7           --           --              272.7

Other active grants                                       423.9        226.8         120.6             463.4

Other research & development expenditure,
including management & administration                   3,791.2      4,117.4       4,656.5              **
                                                     ----------   ----------   -----------
Total Research and Development                       $ 10,083.2   $ 13,100.5   $  16,299.9


** Total expenditure to date not available or estimable, due to historical changes in reporting methodologies or business re-organization.

     We generally do not provide forward-looking estimates of costs and time to complete current projects, as such estimates involve a high degree of uncertainty. Uncertainties include, but are not limited to, our ability to predict the outcome of complex research, regulatory requirements placed upon us by regulatory authorities such as the FDA, our ability to raise capital to finance research activities, competition from other entities of which we may become aware in future periods, predictions of market potential from products that may be derived from our research projects, and our ability to recruit and retain personnel with the necessary knowledge and skills to perform the research. We have made certain commitments to third parties in order to receive funds under our research grants. Such commitments involve estimates of time needed and activities required to complete projects. However significant uncertainty exists in our ability to accurately forecast the costs of performing the activities, such as the cost of recruiting and retaining the necessary personnel with the knowledge and skills to perform the research, the cost of required materials, and the overhead required to support the specific projects.

     Selling, general and administrative expenses in 2001 increased by $2,727,000 over 2000, to $12,515,000. Salary and benefits expense increased by $1,163,000, including $449,000 of recruitment related costs, primarily as a result of senior management additions made in the fourth quarter of 2000 and the first quarter of 2001, and the building of infrastructure to support anticipated product launches. Outside services expense for consultants and professional services increased by $728,000 as a result of planning and business development initiatives undertaken during 2001. The increase in 2001 compared to 2000 also reflects a non-cash charge of $677,000 in 2001 related to compensation expense for a variable stock option. Expense related to the variable stock option was zero for the full year 2000. See Note 10 to the consolidated financial statements for a discussion of transactions associated with our capital stock.

     Our equity in losses of joint ventures was $12,391,000 in 2001, compared to $13,278,000 million in 2000. These amounts represent our share of the losses of the Dermagraft and NeoCyte Joint Ventures. Joint venture losses were reduced in 2001 primarily as a result of the NeoCyte Joint Venture's decrease in research and development spending, and the completion of the clinical trial of Dermagraft in the treatment of diabetic foot ulcers in 2000.

     Joint venture product sales to third parties for the year 2001 were $4,212,000, compared to $4,280,000 in 2000. Of these sales, TransCyte accounted for $3,792,000 in 2001 and $3,940,000 in 2000. The reduction in sales resulted primarily from the Joint Venture's ability to meet market demand being constrained by declines in manufacturing yields.

     Interest income and other was $525,000 in 2001, compared to $1,925,000 in 2000. Interest income in 2001 was $1,083,000 below interest income received in 2000, due to a combination of lower interest rates and lower average cash balances. Total interest expense was $643,000 in 2001, compared to $1,513,000 in 2000. Excluding interest expense incurred on behalf of our joint ventures with Smith & Nephew, which appears in joint venture conract expense in our statement of operations, interest expense was $244,000 in 2001, compared to $786,000 in 2000. The decrease in interest expense reflects lower interest rates, the repayment of a $10,000,000 loan from Smith & Nephew in September 2000, and a declining balance in the Chase loan. These decreases were partially offset by interest on approximately $5,412,000 in borrowings from the Dermagraft Joint Venture associated with the restructuring of the Joint Venture in September 2000. See Notes 3 and 7 to the consolidated financial statements for a discussion of transactions associated with our joint ventures.

     We paid dividends on preferred stock of approximately $48,000 in 2000. All remaining shares of our Convertible Series B Preferred Stock were converted to common stock in March 2000. See Note 11 to the consolidated financial statements for details regarding our Convertible Series B Preferred Stock.

     Year Ended December 31,2000 as Compared to the Year Ended December 31, 1999

     Joint venture contract revenues were $20,647,000 in 2000, compared to $25,767,000 in 1999. Joint venture contract revenues include sales of Dermagraft and TransCyte to the Dermagraft Joint Venture at cost, and revenues for research and development, administration, and other services performed for the Dermagraft and NeoCyte Joint Ventures under collaborative agreements. See Notes 3 and 15 to the consolidated financial statements for further discussion of transactions under the Dermagraft and NeoCyte Joint Ventures. Sales of Dermagraft and TransCyte to the Dermagraft Joint Venture were $12,771,000 in 2000, compared to $13,717,000 in 1999. The reduction in sales reflects primarily the timing of products moving from work in process to inventory and therefore being recorded as sales to the Dermagraft Joint Venture, as well as reductions in manufacturing costs arising from process improvements. Inventory held by the Dermagraft Joint Venture was reduced by approximately $450,000 from December 31, 1999 to December 31, 2000.

     Revenue for services performed for the joint ventures was $7,876,000 in 2000, compared to $12,050,000 in 1999. This is primarily due to the completion in 2000 of the clinical trial of Dermagraft for the treatment of diabetic foot ulcers. The costs of the trial, which were significantly higher for the full year of 1999 than the partial year's expense in 2000, were charged to the Dermagraft Joint Venture under our collaborative agreement.

     Product sales of $87,000 in 2000 represent our first sales of human-based collagen to Inamed Corporation. There were no product sales to third parties in 1999.

     Milestone revenue was $3,595,000 in 2000, compared to $16,405,000 in 1999. Milestone revenue in 2000 relates to the recognition of $3,595,000 of a $5 million licensing payment received from Inamed Corporation in 1999, the first $1,405,000 having been recognized into revenues in 1999. The $5 million milestone payment from Inamed in 1999 was recognized over 18 months, representing the performance period. Additionally, revenue in 1999 included the recognition of a $15,000,000 up front payment from Smith & Nephew associated with the expansion of the Dermagraft Joint Venture. See Note 3 to the consolidated financial statements regarding these milestone and up front payments.

     Other contract and fee revenue was $942,000 in 2000, compared to $631,000 in 1999, primarily reflecting an increase in government grant income.

     Joint venture contract expenses were $20,334,000 in 2000 compared to $25,593,000 in 2000. Joint venture contract expenses include (in thousands):

                                                      2000          1999
                                                   ----------    ----------

     Manufacturing and distribution costs -
          Dermagraft & TransCyte                   $ 12,699      $ 13,717
     Research and development costs                   5,673         9,554
     Administration and other expenses                1,962         2,322
                                                   --------      --------
        Total joint venture contract expenses      $ 20,334      $ 25,593

     The cost to manufacture and distribute Dermagraft and TransCyte decreased from $13,717,000 in 1999 to $12,699,000 in 2000. As a result of the delay in Dermagraft approval by the FDA, we continued to incur significant costs associated with excess production capacity within our manufacturing facility in 2000 and 1999. The Dermagraft Joint Venture purchases Dermagraft and TransCyte from us as they are manufactured, at cost including period costs, and immediately writes the inventory down to estimated market value at the date of purchase. Period costs reflect overhead costs related to excess production capacity and include rent, depreciation, and quality control, facilities, supplies and other such costs to support, or related to excess production capacity. The estimated market value is the net realizable value at which the Joint Venture believes it will be able to sell the products to its customers. In the year ending December 31, 2000 inventory write-downs by the Dermagraft Joint Venture totaled $9,821,000, down from $11,982,000 in 1999. To the extent that we do not sell such products to the Dermagraft Joint Venture, we would be required to write such inventories down to net realizable value.

     The decrease in joint venture research and development contract expenses primarily relates to the costs of the additional clinical trial of Dermagraft for the treatment of diabetic foot ulcers, which begin in late 1998 and was completed in the first half of 2000.

     Cost of goods sold for products sold to third parties was $153,000 in 2000, reflecting production costs for human-based collagen sold to Inamed. As shipments commenced in 2000, there was no related cost of goods sold in 1999.

     Research and development expense for projects other than those performed for our joint ventures with Smith & Nephew increased in 2000 by $682,000 to $7,428,000, from $6,746,000 in 1999. The increase primarily relates to our investment in the development of human-based collagen and NouriCel.

     Selling, general and administrative expenses were $9,788,000 in 2000, compared to $9,527,000 in 1999. A decrease in facilities costs of approximately $900,000, primarily related to the consolidation of our facilities into two buildings in 1999, was offset by an increase in compensation, benefit and recruitment related costs.

     Equity in losses of Joint Ventures was $13,278,000 in 2000, compared to $21,558,000 in 1999. These amounts represent our share of the losses of the Dermagraft and NeoCyte Joint Ventures. During 1999, we funded certain manufacturing and distribution costs associated with the transfer of sales and marketing of TransCyte in the United States to the Dermagraft Joint Venture, and included such costs as a loss in equity in Joint Ventures. No such costs were included as a loss in equity in 2000, compared to approximately $3,200,000 in 1999. Other factors affecting the reduction include the completion of the clinical trial of Dermagraft for diabetic foot ulcers in 2000, increased sales to third parties, and reductions in the Dermagraft Joint Venture's cost structure.

     Interest income and other was $1,925,000 million in 2000, compared to $362,000 in 1999. Interest income in 2000 was largely unchanged from 1999, however we incurred other expenses of approximately $1,300,000 in 1999 related to the consolidation of our operations into two facilities. Specifically, this included a $417,000 fee paid in terminating a long-term facility lease, and asset disposals and write-downs of approximately $900,000.

     Total interest expense was $1,513,000 in 2000, compared to $1,801,000 in 1999. Excluding interest expense incurred on behalf of our joint ventures with Smith & Nephew, which appears in joint venture contract expense in our statement of operations, interest expense was $786,000 in 2000, compared to $1,047,000 in 1999. The decrease in interest expense primarily reflects the repayment of a $10,000,000 loan from Smith & Nephew in June 1999, partially offset in 2000 by additional borrowing from Smith & Nephew related to the NeoCyte Joint Venture that were repaid in September. See Notes 3 and 7 to the consolidated financial statements for details regarding these transactions.

     We paid dividends on preferred stock of approximately $48,000 in 2000 and $558,000 in 1999. All remaining shares of our Convertible Series B Preferred Stock were converted to common stock in March 2000. See Note 11 to the consolidated financial statements for details regarding our Convertible Series B Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have funded our operating and capital expenditures primarily through the sale of equities, contract revenues, funding from strategic partners, bank loans, government grants, product sales and lease financing transactions.

     In addition to investments in money market funds, our cash equivalents consist primarily of investments in commercial paper, which are unsecured obligations, and obligations issued or guaranteed by the United States Government with maturities of three months or less at the date of acquisition. Short-term investments are valued on the basis of quoted market value and consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of one year or less but more than three months at the date of acquisition. Cash equivalents and short-term investments are stated at amortized cost, which approximates market value. As of December 31, 2001 and 2000, our cash equivalents and short-term investments were classified as available-for-sale. These investments all mature in less than one year. There were no significant unrealized or realized gains or losses related to such securities during the years ended December 31, 2001 or 2000. When making investments in commercial paper, we use ratings supplied by recognized debt-rating agencies to assess potential risks.

     Cash and cash equivalents at December 31, 2001 increased by approximately $5,776,000 from December 31, 2000. Major inflows included $19,943,000 in net proceeds from the sale of common stock to an affiliate of Medtronic, Inc. in October 2001, $13,548,000 in net proceeds from the sale of common stock to a private group of investors led by the State of Wisconsin Investment Board in November 2001, the receipt of $5,000,000 from Smith & Nephew on the approval of the PMA for Dermagraft, see Note 3, and $6,854,000 in net proceeds from sales of short-term investments. These inflows were partially offset by the use of $22,846,000 to fund operations, a net investment of $11,148,000 to support the Dermagraft and NeoCyte Joint Ventures, $1,700,000 in restricted cash, (see Note 9 to the consolidated financial statements), $971,000 for capital expenditures and $2,673 for payment of debt, (see Note 7 to the consolidated financial statements). Cash flows were as follows (in thousands):

                                                                        2001
                                                                     ----------
CASH FLOWS:
     Sale of common stock to an affiliate of Medtronic
          in October 2001                                             $ 19,943
     Sale of common stock to a private group in November 2001           13,548
     Dermagraft milestone payment received from Smith & Nephew           5,000
     Net proceeds from short-term investments                            6,854
     Cash used to support operations, excluding milestone income       (22,846)
     Investment in joint ventures with Smith & Nephew, net             (11,148)
     Debt payment                                                       (2,673)
     Restricted cash to support letter of credit                        (1,700)
     Capital expenditures                                                 (971)
     Other cash disbursements, net                                        (231)
                                                                      --------
       NET CHANGE IN CASH AND EQUIVALENTS December 31, 2001 to 2000   $  5,776
                                                                      ========

     Receivables from joint ventures from December 31, 2001 to December 31, 2000 increased by $378,000, in line with product sales. Receivables from Inamed increased by $3,459,000 from December 31, 2000 to December 31, 2001, primarily relating to receivables from Inamed for sales of collagen. Inventory increased by $832,000, primarily relating to collagen. During 2001, a subsidiary of Inamed, McGhan Medical, filed a PMA supplement with the FDA seeking approval to add our human-based collagen to McGhan's existing injectable collagen products for wrinkle treatments. Inamed announced in October 2001 that the FDA had requested additional pre-clinical data and had asked them to perform skin-test studies, which are currently being conducted. During the fourth quarter of 2001, we continued to ship our human-based collagen to Inamed for the purposes of clinical studies, evaluation and testing, however pre-launch sales of collagen to Inamed are expected to cease, pending receipt of FDA approval and the subsequent launch of the product in the wrinkle treatment market.

     Current and long-term debt at December 31, 2001 decreased by $2,413,000 from December 31, 2000, primarily reflecting the reduction in the DermEquip Chase loan. See Note 7 to the consolidated financial statements for a discussion of long-term debt. Accrued expenses decreased primarily as the result of a decrease in accrued wages and benefits.

     There were no deferred revenues at December 31, 2001 or 2000.

     Maturities of long-term debt and capital lease obligations over the next five years are approximately $7,972,000 in 2002, $2,560,000 in 2003 and $1,280,000 in 2004. Of the $7,972,000 in 2002, $5,412,000 relates to a loan from the Dermagraft Joint Venture currently payable on December 31, 2002. See Note 7 to the consolidated financial statements for further detail regarding the Dermagraft Joint Venture Loan.

     Under an agreement with Ethicon, Inc., for the supply of the mesh framework used by us in the manufacture of Dermagraft, we are committed to purchasing minimum quantities. Based upon current market prices the commitment is estimated to be approximately $2.5 million in 2002, with the current agreement expiring in January 2003.

     We expect to continue to expend cash as we incur substantial research and development expenses, additional costs in support of clinical trials, general and administrative costs in support of product commercialization, and expenditures for capital equipment and patents. In addition, under the terms of our agreements with Smith & Nephew, we have agreed to fund our share of the costs of the Dermagraft and NeoCyte Joint Ventures. To the extent that such costs can be forecast, they are mutually agreed by us and Smith & Nephew as partners in the joint ventures. We have also agreed to fund specified costs to develop products, and related manufacturing processes, which will be marketed by Inamed under the terms of our licensing agreement. These uses of cash are expected to be only partially offset by revenues received from the Dermagraft and NeoCyte Joint Ventures with Smith & Nephew, from the Inamed alliance, from sale or royalties under our alliance agreements for the marketing of NouriCel-based products, or from other potential revenue sources. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture, we would experience a substantial increase in the need for and use of our cash to support the commercialization and manufacture of Dermagraft and TransCyte. If Smith & Nephew were to terminate the NeoCyte Joint Venture, we would experience an increase in the need for and use of our working capital to support the development of our orthopedic cartilage products, or we would need to reduce or terminate our investment in such development if funding from other sources were not available to us.

     Our cash requirements are dependent upon a number of factors, including the achievement and timing of regulatory approvals and third-party reimbursement, sales and marketing efforts by our partners, market acceptance of our products and potential products, the establishment of new strategic alliances, the timing and expense of pre-clinical and clinical studies, and new technological innovations. We currently believe we have sufficient funds to support our planned operations into the fiscal year 2003.

     The further development of our technology and commercialization of our products, as well as any further development of manufacturing capabilities or the establishment of any additional sales, marketing and distribution capabilities, will require the commitment of substantial funds. Sources of funds may include payments from alliances with Smith & Nephew, Inamed, Biozhem or SkinMedica. We may also pursue additional public or private offerings of equity or debt securities. Additional funding could potentially be obtained through new strategic alliances or other collaborative arrangements, or through the extension of existing strategic alliances. However, funds from the sources outlined above may not be available when needed or on terms favorable to us, under existing arrangements or otherwise, and we may not be successful in entering into any other strategic alliances or collaborative arrangements.

     We continually review our product development activities in an effort to allocate available resources to those products we believe have the greatest commercial potential. Factors considered by us in determining the products to pursue include projected market demand, potential for regulatory approval and reimbursement, if required, under the existing healthcare system, as well as anticipated healthcare reforms, technical feasibility, expected and known product attributes and estimated costs to bring the product to market. Based on these and other factors that we consider relevant, we may from time to time reallocate resources among product development activities. Additions to products under development or changes in products being pursued can substantially and rapidly change our funding requirements.

MARKET RISK

     We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in certain securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at December 31, 2001.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Advanced Tissue Sciences, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Tissue Sciences, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Tissue Sciences, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                               ERNST & YOUNG LLP

San Diego, California
Janury 29, 2002

                         ADVANCED TISSUE SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars In Thousands, Except Per Share Amounts)


                                                                 December 31,
                                                   ---------------------------------------
                                                         2001                  2000
                                                   -----------------     -----------------
ASSETS
Current assets:
   Cash and cash equivalents                         $      29,973         $      24,197
   Short-term investments                                       --                 6,854
   Receivable from joint ventures                            1,852                 1,474
   Receivables from third parties                            3,546                    87
   Inventory                                                 6,605                 5,773
   Other current assets                                      2,669                 1,727
                                                     -------------         -------------
     Total current assets                                   44,645                40,112
Property - net                                              11,067                13,681
Patent costs - net                                           2,527                 2,320
Restricted cash (Note 9)                                     1,700                    --
Other assets                                                 1,983                 2,993
                                                     -------------         -------------
     Total assets                                    $      61,922         $      59,106
                                                     =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $       1,050         $       1,075
   Payable to joint ventures (Notes 3 and 7)                 6,039                 5,977
   Accrued expenses                                          4,314                 5,391
   Short-term debt and current portion of
     long-term debt (Note 7)                                 2,734                 2,587
                                                     -------------         -------------
     Total current liabilities                              14,137                15,030
Long-term debt                                               3,840                 6,400
Other long-term liabilities                                  1,922                 1,874
                                                     -------------         -------------
     Total liabilities                                      19,899                23,304
                                                     -------------         -------------

Commitments and contingencies (Notes 8 and 9)

Stockholders' equity:
   Common Stock, $.01 par value; 125,000,000 shares
     authorized; 73,148,553 and 64,200,941 shares
     issued and outstanding at December 31, 2001
     and 2000, respectively                                    731                   642
   Additional paid-in capital                              335,368               301,168
   Note received in connection with the sale of
     Common Stock and deferred compensation
     applicable to Common Stock                             (1,370)               (1,672)
   Accumulated deficit                                    (292,706)             (264,333)
   Accumulated other comprehensive income (loss) -
     loss on securities                                         --                    (3)
                                                     -------------         --------------
     Total stockholders' equity                             42,023                35,802
                                                     -------------         -------------
     Total liabilities and stockholders' equity      $      61,922         $      59,106
                                                     =============         =============


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)



                                                                     Years Ended December 31,
                                                   ------------------------------------------------------------
                                                           2001                2000                1999
                                                   -------------------  ------------------  -------------------
Revenues:
  Joint venture contract                             $   16,778           $   20,647          $  25,767
  Product sales to third parties                          5,328                   87                 --
  Contracts and fees -
     Milestones                                           5,000                3,595             16,405
     Others                                               1,834                  942                631
                                                     ----------           ----------          ---------
     Total revenues                                      28,940               25,271             42,803
                                                     ----------           ----------          ---------
Costs and expenses:
  Joint venture contract                                 16,564               20,334             25,593
  Cost of goods sold                                      8,340                  153                 --
  Research and development                                7,784                7,428              6,746
  Selling, general and administrative                    12,515                9,788              9,527
                                                     ----------           ----------          ---------
     Total costs and expenses                            45,203               37,703             41,866
                                                     ----------           ----------          ---------
Income (loss) from operations before equity
  in losses of joint ventures                           (16,263)             (12,432)               937

Equity in losses of joint ventures                      (12,391)             (13,278)           (21,558)
                                                     ----------           ----------          ---------
Loss from operations                                    (28,654)             (25,710)           (20,621)

Other income (expense):
  Interest income and other                                 525                1,925                362
  Interest expense                                         (244)                (786)            (1,047)
                                                     ----------           ----------          ---------
Net loss                                                (28,373)             (24,571)           (21,306)

Dividends on preferred stock                                 --                  (48)              (558)
                                                     ----------           ----------          ---------
Net loss applicable to common stock                  $  (28,373)          $  (24,619)         $ (21,864)
                                                     ==========           ==========          =========
Basic and diluted loss per common share              $     (.43)          $     (.41)         $    (.45)
                                                     ==========           ==========          =========
Weighted average number of common shares
  used in the computation of basic and
  diluted loss per common share                          66,069               60,575             48,507
                                                     ==========           ==========          =========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                     Years Ended December 31,
                                                   -----------------------------------------------------------
                                                           2001                 2000              1999
                                                   -------------------  ------------------  ------------------
Operating activities:
  Net loss                                           $  (28,373)          $  (24,571)         $  (21,306)
  Adjustments to reconcile net loss to cash
    used in operating activities:
     Depreciation and amortization                        3,660                3,903               4,772
     Compensation for services paid in stock,
       options or warrants                                1,044                  450                 344
     Equity in losses of joint ventures                  12,391               13,278              21,558
     Other adjustments to net loss                           83                  (18)              1,575
     Deferred revenue                                        --               (3,595)              3,595
     Changes in assets and liabilities:
       Receivables from joint ventures                     (378)                 711              (1,023)
       Receivable from Inamed                            (3,459)                 (87)                 --
       Inventory                                           (832)              (1,478)               (931)
       Other current assets                                (942)                 (57)               (414)
       Accounts payable                                     (25)                 320                (139)
       Payable to joint ventures                             62               (2,985)              2,234
       Accrued expenses                                  (1,077)                (157)              2,071
                                                     ----------           ----------          ----------
         Net cash provided by (used in)
           operating activities                         (17,846)             (14,286)             12,336
                                                     ----------           ----------          ----------
Investing activities:
  Purchases of short-term investments                    (3,462)              (9,778)            (15,995)
  Maturities and sales of short-term
    investments                                          10,316               12,909              12,510
  Acquisition of property                                  (971)                (873)               (972)
  Investment in joint ventures                          (12,698)             (19,635)            (24,700)
  Distributions from joint ventures                       1,550                4,343               3,440
  Patent application costs                                 (298)                (367)               (483)
  Other long-term assets                                   (361)                 496                (264)
                                                     ----------           ----------          ----------
         Net cash used in investing
           Activities                                    (5,924)             (12,905)            (26,464)
                                                     ----------           ----------          ----------
Financing activities:
  Proceeds from borrowings                                  260                7,612               1,840
  Payments of borrowings                                 (2,673)              (6,636)             (2,690)
  Net proceeds from sale of Common Stock                 33,491               20,000              19,877
  Restricted cash                                        (1,700)               5,000              (5,000)
  Repurchase of Common Stock                                 --                   --                (457)
  Options and warrants exercised                            120                7,942                  10
  Payment of note receivable and accrued
    interest from related party - common stock               --                1,265                  --
  Note receivable from related party - common
  stock                                                      --               (1,332)                 --
  Other long-term obligations                                48                1,446                  88
                                                     ----------           ----------          ----------
         Net cash provided by financing
           Activities                                    29,546               35,297              13,668
                                                     ----------           ----------          ----------
Net increase (decrease) in cash and cash
     Equivalents                                          5,776                8,106                (460)
Cash and cash equivalents at beginning of year           24,197               16,091              16,551
                                                     ----------           ----------          ----------
Cash and cash equivalents at end of year             $   29,973           $   24,197          $   16,091
                                                     ==========           ==========          ==========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars In Thousands)


                                                         Preferred Stock           Common Stock         Additional
                                                      ---------------------   -----------------------     Paid-In
                                                        Shares     Amount       Shares       Amount       Capital
                                                      ---------- ----------   ----------   ----------   ----------
Balance, December 31, 1998                                  350         --    40,353,524        403       230,963
Sale of Common Stock                                                           4,533,039         45        19,829
Issuance of Common Stock for debt and accrued
  interest                                                                     2,800,595         28        10,776
Conversion of Preferred Stock                              (309)        --     7,865,798         79         1,926
Transfer of Preferred Stock to Redeemable Preferred
  Stock                                                     (41)                                            (2,045)
Repurchase of Common Stock                                                      (463,154)        (5)        (1,762)
Preferred Stock dividends                                                        432,808          4            468
Restricted Common Stock awarded for services                                     300,000          3          1,122
Options exercised                                                                777,934          9          1,311
Interest on note receivable
Net loss and comprehensive loss
                                                      ---------   --------    ----------      -----       --------

Balance, December 31, 1999                                   --         --    56,600,544        566        262,588

Sale of Common Stock                                                           3,494,365         35         19,965
Issuance of Common Stock for debt and accrued
  interest                                                                       770,453          8          5,668
Conversion of Preferred Stock                                --         --     1,354,539         14          5,026
Preferred Stock dividends                                    --         --        37,926         --             63
Warrants and Options exercised                                                 1,943,114         19          7,923
Other                                                                                                          (65)
Comprehensive loss:
  Net loss
  Unrealized loss on securities
                                                      ---------   --------    ----------      -----       --------
Total comprehensive loss

Balance December 31, 2000                                    --         --    64,200,941        642        301,168

Sale of Common Stock                                                           8,910,679         89         33,402
Options exercised                                                                 36,933                       120
Other                                                                                                          678
Comprehensive loss:
  Net loss
  Unrealized loss on securities
                                                     ----------   --------    ----------      -----       --------
Total comprehensive loss
                                                     ----------   --------    ----------      -----       --------

Balance, December 31, 2001                                   --   $     --    73,148,553      $ 731       $335,368
                                                     ==========   ========    ==========      =====       ========



                                                                         Accumulated    Accrued Dividends/    Total
                                                                            Other        Note Receivable/     Stock
                                                       Accumulated      Comprehensive        Deferred        holders'
                                                         Deficit       Income / (Loss)     Compensation       Equity
                                                       -----------     ---------------  ------------------   --------

Balance, December 31, 1998                               (218,456)                             (383)           12,527

Sale of Common Stock                                                                                            19,874
Issuance of Common Stock for debt and accrued
  interest                                                                                                      10,804
Conversion of Preferred Stock                                                                                    2,005
Transfer of Preferred Stock to Redeemable Preferred
  Stock                                                                                                         (2,045)
Repurchase of Common Stock                                                                                      (1,767)
Preferred Stock dividends                                                                      (472)                --
Restricted Common Stock awarded for services                                                   (813)               312
Options exercised                                                                                                1,320
Interest on note receivable                                                                    (301)              (301)
Net loss and comprehensive loss                           (21,306)                                             (21,306)
                                                       ----------        -----------       --------          ---------
Balance, December 31, 1999                               (239,762)                           (1,969)            21,423

Sale of Common Stock                                                                                            20,000
Issuance of Common Stock for debt and accrued
  interest                                                                                                       5,676
Conversion of Preferred Stock                                                                                    5,040
Preferred Stock dividends                                                                       (63)                --
Warrants and Options exercised                                                                                   7,942
Other                                                                                           360                295
Comprehensive loss:
  Net loss                                                (24,571)                                             (24,571)
  Unrealized loss on securities                                                   (3)                               (3)
                                                       -----------       -----------       ---------         ---------
Total comprehensive loss                                   (24,571)               (3)                          (24,574)
                                                       -----------       -----------       ---------         ---------
Balance December 31, 2000                                 (264,333)               (3)         (1,672)        $  35,802

Sale of Common Stock                                                                                            33,491
Options exercised                                                                                                  120
Other                                                                                            302               980
Comprehensive loss:
  Net loss                                                 (28,373)                                            (28,373)
  Unrealized loss on securities                                                    3                                 3
                                                       -----------       -----------       ---------         ---------
Total comprehensive loss                                   (28,373)                3                           (28,370)
                                                       -----------       -----------       ---------         ---------
Balance, December 31, 2001                             $  (292,706)      $        --       $  (1,370)        $  42,023
                                                       ===========       ===========       =========         =========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     Organization - Advanced Tissue Sciences, Inc. is a leader in the field of tissue engineering, using its proprietary technology to develop and manufacture human-based products for tissue repair and transplantation. We are focusing on the worldwide commercialization of tissue engineered products for wound care, aesthetic and reconstructive, cardiovascular and orthopedic applications. We currently have two leading therapeutic products, both of which are being commercialized through a joint venture, the Dermagraft Joint Venture, with Smith & Nephew plc. The first, TransCyte is available for sale in the United States, the United Kingdom and other European countries, Canada, Australia, New Zealand and South Africa, for the treatment of full and partial-thickness burns. The second product, Dermagraft, for the treatment of foot ulcers in patients with diabetes, is available in Canada, Australia, New Zealand and South Africa, and on a limited basis in the United Kingdom and other European countries. In September 2001, we received approval from the FDA to market Dermagraft in the treatment of chronic foot ulcers in patients with diabetes in the United States. In addition to the Dermagraft Joint Venture, we also have a strategic alliance with Inamed Corporation for the development of tissue engineered products for aesthetic and reconstructive markets.

     Principles of Consolidation - The consolidated financial statements include the accounts of Advanced Tissue Sciences, its wholly owned subsidiaries, and DermEquip, L.L.C., a limited liability company owned jointly with Smith & Nephew. DermEquip is a special purpose entity which was established to finance an expansion of our manufacturing facility, and which holds the assets used in the facility. All intercompany accounts and transactions have been eliminated. Our other interests in joint ventures with Smith & Nephew are accounted for under the equity method. See Note 3 for more information on the financial transactions asociated with the Dermagraft Joint Venture.

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

     Reclassification - Certain reclassifications have been made to prior year amounts to conform to the presentation for the year ended December 31, 2001. In particular, the presentation of the statement of operations has been reformatted from prior presentations to more clearly reflect revenue and cost transactions between us and our joint ventures with Smith & Nephew. These transactions are separately presented from transactions with other parties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash Equivalents and Short-term Investments - In addition to investments in money market funds, cash equivalents consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of three months or less at the date of acquisition. Cash equivalents were approximately $28,649,000 as of December 31, 2001 and $24,278,000 as of December 31, 2000. Short-term investments are valued on the basis of quoted market value and consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of one year or less but more than three months at the date of acquisition. Cash equivalents and short-term investments are stated at amortized cost, which approximates market value. As of December 31, 2001 and 2000, our cash equivalents and short-term investments were classified as available-for-sale and consisted of (in thousands):

                                                      2001             2000
                                                   ----------       ----------

     Debt securities of U.S. Government agencies    $  2,000        $     --
     Commercial paper                                  3,994          26,110
     Money market funds                               22,655           5,009
                                                    --------        --------
        Total cash equivalents and short-term
          investments                               $ 28,649        $ 31,119
                                                    ========        ========

     These investments all mature in less than one year. There were no significant unrealized or realized gains or losses related to such securities during the years ended December 31, 2001 or 2000.

     Our cash and cash equivalents included approximately $301,000 at December 31, 2001 and $167,000 at December 31, 2000 held by DermEquip. These amounts are fully consolidated in our balance sheet.

     Impairment of Long-Lived Assets - We account for impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances suggest that the carrying amount of the asset may not be recoverable. In accordance with SFAS No. 121, we use an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the asset's carrying amount is recoverable. Assets are grouped at the lowest level for which there are identifiable cash flows. While our current and past operating history could be indicative of an impairment, we believe the future cash flows to be received from the majority of long-lived assets will exceed the assets' carrying value. We believe that no impairment adjustments need be made at December 31, 2001.

     Inventory - Inventories manufactured for sale are stated at cost. Such costs are principally standard costs which approximate actual costs on a first-in, first-out basis reflecting the price at which such goods will be sold to the respective customer.

     Property - Property is recorded at cost and is depreciated using estimated useful lives ranging from 2 to 11 years. For financial statement purposes, depreciation is generally computed using the straight-line method. For tax purposes, depreciation is generally computed by accelerated methods on allowable useful lives. Amortization of capitalized leases is included with depreciation expense. Depreciation expense for the years ended December 31, 2001, 2000 and 1999 amounted to approximately (in thousands):

                                        2001          2000           1999
                                      --------      --------       --------

     Depreciation expense             $  3,569      $  3,817       $  4,712

     Patents - We own and have patents pending in the United States and abroad to protect the processes and products we are developing. Direct patent application costs related to patents issued are amortized over the estimated useful life of the patent, approximately 20 years from the date of application. Such costs related to pending applications are deferred until the patent is issued or charged to operations at the time a determination is made not to pursue an application. Patents are presented net of accumulated amortization of approximately $496,000 at December 31, 2001 and $405,000 at December 31, 2000. Patent application and maintenance costs related to licensing agreements are expensed as incurred.

     Industry Segment and Geographic Information - We operate in a single industry segment, the development and commercialization of human-based tissue products for tissue repair and transplantation. During the years ended December 31, 2001, 2000 and 1999, international sales have been through a related party. We have no foreign operations.

     Revenue Recognition - Revenues from product sales are recognized when products are shipped and title has passed, and we have no further specified performance obligations. Revenues from product sales to related parties are recognized at such time as ownership of the product is transferred to the related party, generally upon the completion of manufacturing. Such product sales to related parties are equal to our cost. See Notes 3 for more information on the financial transactions associated with the Dermagraft Joint Venture. We perform research and certain administrative functions for our joint ventures with Smith & Nephew, for which we are reimbursed as expenditure is incurred. Under license agreements such as the one that we have with Inamed, up front fees, as applicable, are deferred and recognized over the exclusivity period, term of the license or ongoing research period, in accordance with Staff Accounting Bulletin No. 101. At December 31, 2001 and 2000 we had no such deferred revenue. In 1999 we received a $5 million milestone payment from Inamed, which was recognized over eighteen months, representing the performance period. See Note 3 for more information on the financial transactions associated with the Dermagraft Joint Venture. Deferred revenue at December 31, 1999 associated with this milestone payment was $3.6 million. Milestone payments, if any, are recognized when earned, provided that the event is substantive, its achieveability was not assured at the inception of the respective agreement, and that our performance obligations have been met. If these criteria are not met, any milestone payment would be recognized over the remaining minimum period of the performance obligation. Revenues from government grants are recognized based on the performance requirements of the grant, or as the grant expenditures are incurred.

     Research and Development Costs - Research and development costs are expensed as incurred. Such costs include proprietary research and development activities and expenses associated with collaborative research agreements. Total research and development expenses were $10.1 million in the year ended December 31, 2001, $13.1 million in the year ended December 31, 2000, and $16.3 million in the year ended December 31, 1999. Of these amounts, in the year ended December 31, 2001, we incurred $4.4 million of expense related to research conducted for our joint ventures with Smith & Nephew, or for research reimbursable under grants, compared to $7.4 million of such expense in the year ended December 31, 2000, and $11.4 million in the year ended December 31, 1999.

     Basic and Diluted Loss Per Common Share - Basic earnings per share are determined based on the weighted average number of shares outstanding during the period. Diluted earnings per share include the weighted average number of shares outstanding and give effect to potentially dilutive common share equivalents such as options and warrants outstanding, in periods in which they are dilutive. Both the basic and diluted loss per common share for the years ended December 31, 2001, 2000 and 1999 are based on the weighted average number of shares of our common stock outstanding during the periods. The net loss applicable to common stock used in the calculation of basic and diluted loss per common share includes dividends of $48,000 for the year ended December 31, 2000 and $558,000 for the year ended December 31, 1999 accrued on our Convertible Series B Preferred Stock outstanding during such periods. There were no such dividends included in the net loss applicable common stock for the year ended December 31, 2001, as all remaining shares of our Convertible Series B Preferred Stock were converted to common stock in March 2000.

     Stock-Based Compensation - As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", we follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for outstanding stock options and warrants issued to employees. Under APB Opinion No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of our stock over the exercise price on the date of grant and does not require the recognition of compensation expense for stock issued under plans defined as non-compensatory. Adoption of SFAS No. 123 for options issued to employees would require recognition of employee compensation expense based on their computed "fair value" on the date of grant. In accordance with SFAS No. 123 and EITF 96-18, stock options and warrants issued to consultants and other non-employees as compensation for services provided to us are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. We recognize this expense over the period the services are provided. See Note 12 regarding transactions under our employee benefit plans.

     New Accounting Standards - In June 2001, the Financial Accounting Standards Board (or FASB), issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Under these rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. As we have no existing goodwill in our balance sheet, we do not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material impact on our financial statements.

NOTE 3 - STRATEGIC ALLIANCES

Smith & Nephew Joint Ventures
-----------------------------

     In 1994, we entered into a joint venture with Smith & Nephew plc for the development of tissue engineered cartilage for orthopedic applications, the NeoCyte Joint Venture. Smith & Nephew is a global medical device company employing over 7,000 people, with operations in 34 countries, that markets technically innovative products principally in the areas of wound management, orthopedics and endoscopy.

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

     In April 1996, we entered into a separate agreement with Smith & Nephew to form the Dermagraft Joint Venture for the worldwide commercialization of Dermagraft for the treatment of diabetic foot ulcers. In January 1998, we agreed with Smith & Nephew to expand the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. At that time, we retained the exclusive right to market TransCyte, a temporary covering for full and partial-thickness burns, in the United States, while the Dermagraft Joint Venture was granted the right to market TransCyte for other skin wounds in the United States. In 1998, we agreed with Smith & Nephew to further expand the Dermagraft Joint Venture to include exclusive rights to market TransCyte for full and partial-thickness burns in the United States, effective in October of that year.

     As consideration for entering into the Dermagraft Joint Venture, we received a $10 million up front fee in 1996. In addition, as a part of the agreement to expand the joint venture, Smith & Nephew purchased $20 million, or 1,533,115 newly-issued shares of our common stock at approximately $13.05 per share in January 1998 (see Note 10) and we also received an additional $15 million as consideration for expanding the joint venture in January 1999, which was recognized into revenue in 1999 as the related financial commitments were met. Additionally, we received a milestone payment of $5 million in 2001 on the approval by the FDA of the PMA for Dermagraft in the treatment of diabetic foot ulcers, and could receive, subject to the achievement of certain milestones related to regulatory approvals, reimbursement and sales levels, further payments of up to $131 million.

     In February 2000, we agreed in principle with Smith & Nephew to restructure certain payments associated with the Dermagraft Joint Venture as a result of delays in the commercial introduction of Dermagraft in the United States. The requirement for an additional clinical trial by the FDA substantially increased the partners' investments, necessitating the restructuring. The restructuring deferred the potential payment of certain milestones by Smith & Nephew, while providing Advanced Tissue Sciences a royalty stream and an opportunity to increase our long-term return from the venture. Specifically, except for $10 million in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, the first $5 million of which we received in 2001 on the approval by the FDA of our PMA, we agreed to make all other approval, reimbursement and sales milestones subject to, and payable from, joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture pays us royalties on joint venture product sales. In addition, as a part of the agreement, as amended in September 2000, we sold the Dermagraft manufacturing plant assets that we owned to DermEquip, see
Note 1 with regard to the DermEquip entity, but retained the raw material inventory.

     We share equally with Smith & Nephew in the expenses and revenues of the expanded Dermagraft Joint Venture, except that we funded the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous and pressure ulcers. In addition, we funded certain manufacturing and distribution costs and certain costs related to post-market studies of TransCyte through December 1999. However, such manufacturing and distribution costs will bereturned to us out of future gross margin or net profits, if any, from sales of TransCyte for burns in the United States. See Note 15 with respect to related party transactions with the Dermagraft Joint Venture. Under the expanded Dermagraft Joint Venture, we will continue to manufacture, and Smith & Nephew will continue to market and sell the Dermagraft Joint Venture's products.

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

     In a subsequent transaction in September 2000, the Dermagraft Joint Venture made a new loan to us of $5.4 million, with raw material inventory being pledged as collateral security. This loan, which is payable on December 31, 2002 unless extended by mutual agreement of the partners, is included in "Payable to joint ventures" on the face of the consolidated balance sheet at December 31, 2001 and 2000.

     The results of operations of the joint ventures for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):


                                               2001         2000         1999
                                           ------------ ------------ -----------
Dermagraft Joint Venture
------------------------
    Net sales                               $  4,212     $  4,301     $  2,571
    Contract revenue                             603           --           --
    Cost of goods sold                        13,776       13,710       13,958
    Other costs and expenses                  18,511       12,298       35,135
    Net loss                                 (27,472)     (21,707)     (46,522)

    Current assets                             8,140        7,780        4,852
    Non-current assets                           151          201          278
    Current liabilities                        5,891        3,427        4,450
    Partners' capital (deficit)                2,400        4,554          680

NeoCyte Joint Venture
---------------------
    Costs and expenses                      $  1,138     $  3,822     $  5,533
    Net loss                                  (1,138)      (3,822)      (5,533)

    Current assets                               193           94          142
    Non-current assets                            77          167          274
    Current liabilities                          146          298          832
    Partners' capital (deficit)                  124          (37)        (416)

Inamed Agreements
-----------------

     In May 1999, we entered into a strategic alliance with Inamed for the development and marketing of a number of our potential products for certain aesthetic and reconstructive applications. Specifically, Inamed licensed rights to further develop, manufacture and sell tissue engineered products for use in cosmetic surgery as a temporary covering after laser resurfacing or chemical peels, cartilage for plastic and reconstructive surgery, and extracellular matrix for use in breast reconstruction. In addition, in September 1999, Inamed also received license rights to use our extracellular matrix, including human-based collagen, from our three-dimensional tissue engineering process, for wrinkle correction and other soft tissue augmentation, and as a bulking agent for the treatment of urinary incontinence. Inamed is a global surgical and medical device company engaged in the development, manufacturing and marketing of medical products for aesthetic medicine, plastic and reconstructive surgery and the treatment of obesity.

     In total, under the agreements between the parties, in exchange for worldwide licensing rights, Inamed has paid us a series of payments totaling $10 million, including $5 million to purchase our common stock. Inamed also received five-year warrants to purchase up to 500,000 shares of our common stock. In addition to a price for our product and royalties on Inamed's sales in the market place, we may potentially receive up to a total of $10 million in milestones based on product approvals in the United States, subject to our success in developing products under the aggrement and Inamed's success in obtaining such approvals.

     Under our agreement, we are responsible for the funding and development of the products and the related manufacturing processes, while Inamed is responsible for funding clinical, regulatory and marketing activities. We, or an affiliate, may elect to manufacture the products developed under the agreement. See Note 2 regarding revenue recognition for up front fees and milestones under this agreement.

Medtronic Agreement
-------------------

     In October 2001, we entered into a collaboration with Medtronic, Inc. to explore the application of our technology in areas of therapeutic interest to Medtronic. Under the terms of the collaboration, we will explore the application of our technology in four therapeutic areas: cardiovascular, neurological, endocrine and spinal.

     An affiliate of Medtronic invested $20 million in shares of our common stock at $3.72 per share in return for specified rights including a right of first refusal to participate in the further development and commercialization of Anginera, our epicardial angiogenesis therapy, a product that stimulates new blood vessel growth and therefore increased blood flow; a right of first offer/first negotiation to participate in other programs within the cardiovascular, neurological, endocrine and spinal areas where we elect not to pursue those programs internally; and a limited non-exclusive license to our intellectual property in the four therapeutic areas identified, to facilitate Medtronic's exploration of cell and tissue engineered technology in combination with Medtronic's medical devices. Net proceeds of the equity investment were approximately approximately $19.9 million.

NOTE 4 - INVENTORIES

     Inventories consist of the following components as of December 31, 2001 and 2000 (in thousands):

                                                 2001             2000
                                             ------------     ------------

     Raw materials and supplies                $  5,277         $  5,021
     Work-in-process                              1,221              683
     Finished goods                                 107               69
                                               --------         --------
                                               $  6,605         $  5,773
                                               ========         ========

NOTE 5 - PROPERTY

     The major classes of property as of December 31, 2001 and 2000 are as follows (in thousands):

                                                           2001         2000
                                                       ------------  -----------

     Equipment                                           $ 21,257     $ 20,496
     Furniture and fixtures                                   727          746
     Leasehold improvements                                12,032       11,989
     Equipment under capital leases                           110          110
                                                         --------     --------
                                                           34,126       33,341
     Less accumulated depreciation and amortization       (23,059)     (19,660)
                                                         --------     --------
     Net property                                        $ 11,067     $ 13,681
                                                         ========     ========

NOTE 6 - ACCRUED EXPENSES

     Accrued expenses as of December 31, 2001 and 2000 consisted of (in thousands):

                                                           2001         2000
                                                       ------------  -----------

     Salaries and benefits                               $  3,605     $  4,371
     Clinical studies                                          --          175
     Other                                                    709          845
                                                         --------     --------
                                                         $  4,314     $  5,391
                                                         ========     ========

NOTE 7 - LONG-TERM DEBT

     In August 1997, DermEquip entered into a term loan agreement with The Chase Manhattan Bank to borrow up to $16 million. During the first half of 1998, DermEquip completed drawdowns under the loan agreement to a total of $16 million. Principal is payable in equal quarterly installments from June 1998 through June 2004. The Chase loan bears interest payable quarterly at the 90-day London Interbank Offered Rate, or LIBOR, plus 1/4 percent, which was 2.91% at December 31, 2001. Smith & Nephew and ourselves jointly and severally guarantee DermEquip's obligations with respect to the Chase loan. The guarantees are secured by DermEquip's assets, having a carrying value of $9.8 million as of December 31, 2001, and by each company's interest in DermEquip. The outstanding balance of the Chase loan at December 31, 2001 was $6.4 million.

     In September 2000, the Dermagraft Joint Venture made a loan to us, the Dermagraft Joint Venture Loan, of approximately $5.4 million payable on December 31, 2001 with raw material inventory being pledged as collateral security. The loan was subsequently renewed and is payable on December 31, 2002. See Notes 3 and 7 for further information on this loan. This loan is included in "Payable to joint ventures" on the face of the Consolidated Balance Sheet at December 31, 2001 and 2000.

     Total interest expense for the years ended December 31, 2001, 2000 and 1999 was $643,000, $1,513,000, and $1,801,000 respectively, including interest expense incurred on behalf of our joint ventures with Smith & Newphew, which appears in joint venture contract expense in our statement of operations.

     Debt and capital lease obligations as of December 31, 2001 and 2000 were as follows (in thousands):

                                                           2001         2000
                                                       -----------   -----------
     Chase Loan                                          $ 6,400      $  8,960
     Dermagraft Joint Venture Loan                         5,412         5,412
     Obligations under capital leases                         --            27
     Less current portion                                 (7,972)       (7,999)
                                                         -------      --------
     Long-term debt                                      $ 3,840      $  6,400
                                                         =======      ========

     Maturities of long-term debt over the next five years are approximately $7,972,000 in 2002, $2,560,000 in 2003, and $1,280,000 in 2004. Of the
$7,972,000 in 2002, $5,412,000 relates to a loan from the Dermagraft Joint Venture payable on December 31, 2002, which may be extended by agreement of the Joint Venture partners. As substantially all of our debt carries interest at variable rates, the fair market value of such instruments is estimated to approximate their carrying value.

NOTE 8 - LEASE COMMITMENTS

     Operating lease commitments relate primarily to our facilities. The leases for our primary location, 85,000 square feet of space at our headquarters in La Jolla, San Diego, which includes manufacturing, research and administrative operations, expire in December 2005. These leases include the cost of a proportion of utilities charges and certain services, and provide for annual rental increases ranging from a minimum of 3% to a maximum of 7% based on changes in the Consumer Price Index.

     In October 2001, we signed a 10-year lease on 29,000 square feet of additional office and research laboratory space in a facility approximately three miles from our La Jolla location, and expect to move the majority of our research activities into the new facility in May 2002. The lease term will commence in May 2002, subject to the completion of improvements. The lease provides for a 3% annual rent increase. We have options to extend the term of the lease for two five-year periods. As a condition of signing the lease, we were required to purchase a standby letter of credit in the amount of $1.7 million. See Note 9 for a discussion of our commitments and contingencies. This facility replaces a laboratory facility of approximately 7,000 square feet, on which our lease expired in January 2002.

     We have also financed approximately $1.4 million of office furniture, communications and laboratory equipment under an operating lease with a term of four years, that expires in 2002.

     The following is a summary of the annual future minimum operating lease commitments as of December 31, 2001, in thousands; there are no future capital lease commitments:

                                                                  Operating
                                                                   Leases
                                                                   ------
       Year Ending December 31:
          2002                                                    $  3,410
          2003                                                       3,291
          2004                                                       3,381
          2005                                                       3,472
          2006                                                       1,030
          Thereafter                                                 5,943
                                                                  --------
       Total minimum lease payments                               $ 20,527
                                                                  ========

     Rental expense charged to operations under operating leases for facilities and equipment for the years ended December 31, 2001, 2000 and 1999 amounted to approximately (in thousands):

                                                 2001       2000      1999
                                               --------   --------  --------

     Rental expense under operating leases     $  2,652   $  2,347  $  4,251


NOTE 9 - COMMITMENTS AND CONTINGENCIES

     Under the terms of our agreements with Smith & Nephew, we have agreed to fund our share of the costs of the Dermagraft and NeoCyte Joint Ventures. To the extent that such costs can be forecast, they are mutually agreed by us and Smith & Nephew as partners in the joint ventures. We have also agreed to fund certain costs to develop products, and related manufacturing processes, which will be marketed by Inamed under the terms of our licensing agreement.

     In October 2001, we purchased a $1.7 million letter of credit as security for the lease of our new research facility. The letter of credit will expire in May of 2010, and as security we are required to maintain $1.7 million in restricted cash balances with the issuing institution. The amount of the letter of credit and required restricted cash balances will decrease to $850,000 in 2007, $595,000 in 2008 and $240,000 in 2009.

     Under an agreement with Ethicon, Inc., for the supply of the mesh framework used by us in the manufacture of Dermagraft, we are committed to purchasing minimum quantities. Based upon current market prices the commitment is estimated to be approximately $2.5 million in 2002, with the current agreement expiring in January 2003.

     In 2000, we were awarded a $2 million grant NIST, to be distributed over a three-year period. Also in 2000, researchers at the University of Washington announced that they would be partnering with us and others in a project, funded by a $10 million grant from NIH, to grow functional human heart tissue. The proportion of the grant for which we would be eligible is approximately $1.8 million. The grant is expected to cover the first five years of an anticipated 10 year project. In the same year we were awarded a grant in excess of $800,000 from NIH and the National Institute of Dental and Craniofacial Research to develop tissue engineered cartilage for the treatment of temporomandibular disorders. Payments under this grant are payable over four years. In October 2001, we were awarded a $1.4 million Small Business Innovation Research grant from NIH and the National Institute of Arthritis and Musculoskeletal and Skin Diseases. The grant, which is payable over three years, is to develop tissue engineered articular cartilage designed to better withstand the extreme forces experienced in the human body. Under each of these, and other smaller grants we have been awarded, we are committed to continuing our investment in the specified research, and meeting specified performance requirements, in order for us to receive the grant funding.

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

NOTE 10 - CAPITAL STOCK

Common Stock
------------

     As of December 31, 2001, we had 5,856,345 shares of common stock reserved for issuance under outstanding options and warrants. In February 1999, our common stockholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 125,000,000 shares.

     In October 2001, an affiliate of Medtronic, Inc. purchased 5,376,334 shares of our common stock at $3.72 per share, equal to the average closing price for the 12 days prior to purchase. Net proceeds from this transaction were approximately $19,942,000. In November 2001, we completed a private placement of 3,534,335 shares of our common stock at $4.15 per share to a group of institutional investors. Net proceeds from this transaction were approximately $13,548,000.

     In September 2000, we completed a private placement of 3,494,365 shares of our common stock at $5.7235 per share, resulting in net proceeds of approximately $19.9 million. We also issued 770,453 shares of common stock to Smith & Nephew in September 2000 as payment for the remaining balance of a loan, the NeoCyte Loan. The loan balance paid by means of issuing these shares was approximately $5.7 million.

     In March 2000, 100.8 shares, representing all of our Convertible Series B Preferred were converted into 1,354,539 shares of common stock at $3.72 per share.

     In November 1999, we completed a public offering of 3,750,000 units at $4.00 per unit, resulting in proceeds of $15 million. Once issued, the units separated into 3,750,000 shares of our common stock and warrants to purchase an additional 1,750,000 shares of common stock at $4.00 per share. In January 2000, we received an additional $7.0 million from the exercise of warrants to purchase all 1,750,000 shares of common stock. As part of the November 1999 public offering, we agreed to reserve $5 million of the proceeds for the redemption of our Series B Preferred Stock submitted for conversion, and to terminate an equity line agreement with a separate group of investors.

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

     In June 1999, a $10 million loan and accrued interest of $804,000, payable to Smith & Nephew and related to the formation of the Dermagraft Joint Venture, see Note 3, was converted into 2,800,595 shares of our common stock, as allowed under the loan agreement. See Note 3 for more information on the financial trasactions associated with the Dermagraft Joint Venture.

     In May 1995, our Chairman and Chief Executive Officer exercised an employee stock option. The purchase price was paid through the issue of an interest-bearing, full recourse promissory note. In July 1999, we extended the repayment terms on the note. As a result of the extension, the stock options exercised through the issuance of the note were accounted for as variable stock options which could result in significant increases and decreases in compensation expense subject to variability in our stock price. In September 2000, the outstanding principal and interest of $1,265,000 was repaid by our Chairman and Chief Executive Officer and we guaranteed a personal loan obtained by the Chairman and Chief Executive Officer from a third party, for a like amount. The third party loan was collateralized by the shares exercised through the stock options, and its maintenance was dependent upon our share price maintaining a certain value. Following a decline in our share price, in October 2000, we honored our guarantee to the third party and re-established a note from our Chairman and Chief Executive Officer. The note receivable and accrued interest of approximately $1.4 million at December 31, 2001 and $1.3 million at December 31, 2000, are included in stockholders' equity in the accompanying balance sheets.

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

     When exercisable, each Right entitles its holder to buy one-hundredth of a share of the Series A Preferred Stock at an exercise price of $55, subject to certain anti-dilution adjustments. In addition, if at any time after the Rights become exercisable, should (i) we be acquired in a merger or other business combination transaction, or sell 50% or more of our consolidated assets or earnings power, each Right will entitle its holder to purchase a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price or (ii) a person or group acquire 15% or more of our outstanding common stock, except as noted above, each Right will entitle its holder, other than the acquirer, to purchase, at the Right's then-current exercise price, a number of shares of our common stock having a market value of twice the Right's exercise price. The rights are redeemable for one cent per Right at any time up to and including ten days after the acquisition of 15% of the then outstanding common stock.

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

     In conjunction with our November 1999 public offering we agreed that $5 million of the proceeds would be reserved for the redemption of any of our Series B Preferred Stock submitted for conversion. As a result of this agreement the remaining 100.8 shares of our Series B Preferred Stock were classified as redeemable and $5 million of cash was restricted for redemption of the Series B Preferred Stock as of

December 31, 1999. In March 2000, 100.8 shares, representing all of our outstanding Series B Preferred Stock, were converted into 1,354,539 shares of our common stock at $3.72 per share. As of December 31, 2001 and 2000 there were no shares of our Series B Preferred Stock outstanding and the $5 million of restricted cash has been used to support our operations. As of December 31, 1999, 2,624,810 shares ofcommon stock would have been required at that time for the conversion of all outstanding Series B Preferred Stock.

NOTE 12 - EMPLOYEE BENEFIT PLANS

     Our 1997 Stock Incentive Plan provides for the grant of incentive stock options, non-qualified stock options and stock issuances to employees and consultants and automatic 50,000-share grants to non-employee directors, currently to a maximum of 6,800,790 shares of common stock. At December 31, 2001, a total of 4,831,345 shares were outstanding under options or available for grant under the 1997 Plan.

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

     The following table summarizes activity under the 1997 Plan and for other options and warrants for common stock for the years ended December 31, 2001, 2000 and 1999:


                                                       1997 Plan                 Other Options and Warrants
                                            -----------------------------        ---------------------------
                                                              Weighted                           Weighted
                                                Number      Average Price          Number      Average Price
                                               of Shares      Per Share           of Shares      Per Share
                                            --------------  -------------        ------------  -------------
   Outstanding, December 31, 1998              3,897,722        $8.62              1,509,640          $7.44
     Granted                                   1,151,150        $3.65              2,250,000          $5.95
     Exercised                                  (777,934)       $1.70                     --             --
     Canceled                                   (226,298)       $6.65                     --             --
                                             -----------                          ----------
   Outstanding, December 31, 1999              4,044,640        $8.64              3,759,640          $6.55
     Granted                                   1,284,860        $7.26                     --             --
     Exercised                                  (148,114)       $3.78             (1,795,000)         $4.11
     Canceled                                   (695,792)       $8.52                (29,640)         $7.09
                                             -----------                          ----------
   Outstanding, December 31, 2000              4,485,594        $8.43              1,935,000          $8.80
     Granted                                     609,460        $4.05                     --             --
     Exercised                                   (36,933)       $3.25                     --             --
     Cancelled                                  (266,813)       $9.30               (910,000)         $8.39
                                             -----------                          ----------
   Outstanding, December 31, 2001              4,791,308        $7.86              1,025,000          $9.18
                                             ===========                          ==========

     At December 31 of 2001, 2000 and 1999, information related to the 1997 plan and to other options and warrants was as follows:


                                                                2001             2000              1999
                                                            ------------     ------------      ------------
Weighted average fair value of options granted
  under the 1997 plan                                       $       4.05     $       5.55      $       2.46
Weighted average fair value of other
  options & warrants granted                                $         --     $         --      $       1.87

Number of shares exercisable under the 1997 plan               3,029,989        2,429,024         2,080,372
Weighted average price per share                            $       9.12     $       9.80      $      10.20

Number of other options and warrants exercisable                 775,000        1,560,000         3,259,640
Weighted average price per share                            $       8.01     $      7.85       $       5.59


     In May 1999, our Chairman and Chief Executive Officer was awarded 300,000 shares of restricted common stock under the 1997 Plan. The value at grant date was $3.75, as determined by the market price of the stock upon that date. Under the award, subject to meeting certain requirements including continued service, 50,000 shares would vest annually at the completion of each of the first three years of the award, and the remaining 150,000 shares would vest at the end of five years or, if earlier, upon approval of Dermagraft for the treatment of diabetic foot ulcers in the United States. The first 50,000 shares vested in May 2000 and another 50,000 vested in May 2001. In September 2001, 150,000 shares vested when the FDA approved a PMA application for Dermagraft in the treatment of diabetic foot ulcers in the United States. At December 3, 2001, 50,000 shares remain unvested under the award. The difference between the market price at the grant date and the purchase price of $.01 per share has been, and will be, recognized as compensation expense evenly over the restricted periods.

     Other options and warrants granted include warrants issued to an investment group which are exercisable for a total of 225,000 shares of common stock at exercise prices ranging from $10.50 to $14.00 per share. These warrants were issued as commitment fees on an equity line no longer in place. During the year ended December 31, 1999, $35,000 was charged to expense, reflecting the amortization of the fair market value of these warrants over the commitment period. In addition, we charged $366,000 to expense in 2001, $472,000 in 2000, and $309,000 in 1999, in connection with options or warrants and restricted stock awards granted to employees.

     The following table summarizes by price ranges the number of shares, weighted average exercise price and weighted average remaining life, in years, of options and warrants exercisable and outstanding as of December 31, 2001:


                                               Exercisable                        Total Outstanding
                                   ----------------------------------  -----------------------------------------
                                    Number of      Weighted Average      Number of    Weighted Average
     Price Range                       Shares       Exercise Price         Shares       Exercise Price    Life
----------------------             ------------  --------------------  ------------   ----------------    ----
1997 Plan:
    $1.96 - 3.93                      944,843              $3.60         1,559,503            $3.55       7.2
    $3.94 - 5.89                      172,525              $4.90           469,135            $4.70       8.4
    $5.90 - 7.85                      211,788              $7.12           842,408            $7.13       8.1
    $7.86 - 9.81                      257,051              $8.63           384,355            $8.47       4.7
    $9.82 - 11.78                     147,020             $10.67           231,200           $10.61       6.5
    $11.79 - 13.74                  1,085,372             $13.42         1,089,982           $13.42       4.0
    $13.75 - 15.70                     59,340             $14.74            62,675           $14.72       4.9
    $15.71 - 17.66                    152,050             $17.49           152,050           $17.49       4.4
                                    ---------                            ---------
         Total 1997 Plan            3,029,989              $9.12         4,791,308            $7.86       6.4
                                   ==========                            =========
Other Options and Warrants:
    $1.47 - 1.67                      300,000              $1.57           300,000            $1.57       1.5
    $9.82 - 11.78                     175,000             $10.50           175,000           $10.50       1.1
    $11.79 - $13.74                   250,000             $12.79           500,000           $12.79       2.6
    $14.00                             50,000             $14.00            50,000           $14.00       3.1
                                   ----------                            ---------
         Total other                  775,000              $8.01         1,025,000            $9.18       2.0
                                   ==========                            =========


     The following table reflects our pro forma net loss applicable to common stock and basic and diluted loss per common share for the years ended December 31, 2001, 2000 and 1999 had the expense provisions of FAS No. 123 been implemented (in thousands except per share amounts):


                                                             2001               2000              1999
                                                       ---------------    ---------------   ----------------
    Net loss applicable to common stock:
      As reported                                      $    (28,373)      $    (24,619)     $    (21,864)
      Pro forma                                             (32,247)           (29,705)          (27,640)

    Basic and diluted loss per share:
      As reported                                      $       (.43)      $       (.41)     $       (.45)
      Pro forma                                                (.49)              (.49)             (.57)


     Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the above pro forma information may not be representative of that to be expected in future years.

     The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants made under the 1997 Plan in 2001, 2000 and 1999: (i) risk-free interest rates of 3.5% to 5.0% for 2001, 5.1% to 6.8% for 2000 and 4.5% to 6.2% for 1999; (ii) expected lives of six years for 2001 and five years for 2000 and 1999, and (iii) volatility of 109% for 2001, 96% for 2000 and 79% for 1999. It is assumed that no dividends are paid on the stock in all the Black-Scholes option pricing model estimates. The estimated value of warrants issued in 1998 for services were based on the value of the services rendered.

     We have a 401(k) Plan under which employees meeting certain eligibility requirements may elect to participate and contribute. Under the 401(k) Plan, we may elect to match a discretionary percentage of contributions. At December 31, 2001, no such matching contributions had been made to the 401(k) Plan since its inception.

NOTE 13 - INCOME TAXEs

     At December 31, 2001, we had federal net operating loss carryforwards of approximately $297.8 million and California net operating loss carryforwards of $34.9 million. The difference between the federal and California operating tax loss carryforwards principally results from a fifty-five percent limitation on California loss carryforwards, as we did not have operations in California until late 1989, and the capitalization of certain research and development expenses for California purposes. As of December 31, 2001, we have federal and California research and development tax credit carryforwards of approximately $7.3 million and $3.6 million, respectively, and have California manufacturer's investment tax credit carryforwards of approximately $507,000. Federal net operating loss carryforwards of approximately $1.1 million expired in 2001. Approximately $400,000 will expire in 2002, and $3.6 million in 2003, if not previously utilized. California net operating loss carryforwards of approximately $533,000 expired in 2001. Approximately $6.8 million will expire in 2002 and $6.2 million in 2003, if not previously utilized. Federal research and development tax credit carryforwards of approximately $24,000 expired in 2001. Approximately $2,000 will expire in 2002 and $131,000 in 2003, if not previously utilized. The California research and development tax credit carryforwards and California manufacturer's investment tax credit carryforwards will begin expiring in 2004, unless previously utilized.

     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of our net operating loss carryforwards could be limited if a cumulative change in our ownership of more than 50% were to occur within a three-year period. Included in the federal net operating loss carryforwards, and subject to an annual limitation, are approximately $5 million of losses related to an acquisition.

     Net deferred tax assets have been completely offset by a valuation allowance, as realization of the deferred tax assets is uncertain. During the year ended December 31, 2001, a valuation allowance of $121,412,000 has been established. Significant components of our net deferred tax assets as of December 31, 2001 and 2000 are as follows (in thousands):

                                                       2001            2000
                                                       ----            ----
     Deferred tax assets:
       Net operating loss carryforwards             $ 106,257       $ 86,248
       Tax credit carryforwards                         9,966          7,578
       Capitalized research and development             4,039          4,360
       Depreciation                                       322          4,171
       Other                                            1,858          1,982
                                                    ---------       --------
          Total deferred tax assets                   122,442        104,339
                                                    ---------       --------
     Deferred tax liabilities:
       Patent expense                                  (1,030)          (947)
                                                    ---------       --------
          Total deferred tax liabilities               (1,030)          (947)
                                                    ---------       --------
     Net deferred tax assets before valuation
      allowance                                       121,412        103,392
     Valuation allowance                             (121,412)      (103,392)
                                                    ---------       --------
     Net deferred tax assets                        $      --       $     --
                                                    =========       ========

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes the significant non-cash investing and financing activities and provides other supplemental cash flow information.

     During the year ended December 31, 2001, there were no significant non-cash investing and financing activities.

     During the year ended December 31, 2000, non-cash financing activities included (i) the repayment of approximately $5.7 million of principal and interest on a loan by issuing 770,453 shares of common stock to Smith & Nephew, based on a specified average market price and (ii) the conversion of $5 million of our Series B Preferred Stock into 1,354,539 shares of common stock. See Notes 3 and 10 for more information on these transactions.

     During the year ended December 31, 1999, non-cash financing activities included (i) the repayment of a $10 million loan and accrued interest payable by issuing 2,800,595 shares of common stock and (ii) the exercise of stock options for 775,000 shares of common stock wherein the purchase price and withholding taxes of approximately $1.8 million were paid by the delivery of 463,154 shares of common stock.

     In addition, compensation expense of $1,004,000 in 2001, $450,000 in 2000 and $344,000 in 1999 was recognized related to compensatory and variable stock options and a restricted stock award under the 1997 Plan. Other non-cash activities have involved the issuance of compensatory stock options to employees. See Note 12 for details of transactions under our employee benefit plans.

     Net cash from operating activities reflects cash payments for interest expense for the years ended December 31, 2001, 2000 and 1999 of approximately (in thousands):

                                                2001       2000       1999
                                               ------    -------    -------

     Cash payments for interest expense        $  701    $ 1,132    $ 1,510

NOTE 15 - RELATED PARTY TRANSACTIONS

     In the years 2001, 2000 and 1999, we performed services for the Dermagraft and NeoCyte Joint Ventures and manufactured products for the Dermagraft Joint Venture to sell to customers or for use in clinical trials as described below. We have a 50% interest in each of the Dermagraft and NeoCyte Joint Ventures and share equally with Smith & Nephew in the expenses and revenues, except we funded the first $6 million of expenses for conducting clinical trials and for regulatory support of Dermagraft and TransCyte in the treatment of venous and pressure ulcers.

Dermagraft Joint Venture
------------------------

     Product sales to related parties includes products sold to the Dermagraft Joint Venture. In addition, we recognize amounts in contract revenues for research and development, marketing and other activities performed for the Joint Venture. During the years ended December 31, 2001, 2000 and 1999 such amounts were (in thousands):

                                                    2001      2000      1999
                                                  --------  --------  --------

Products sold to the Dermagraft Joint Venture     $12,767   $12,771   $13,717
Contract revenues for activities performed          3,510     5,298     9,165

     As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing Dermagraft and TransCyte, product sales to the Dermagraft Joint Venture are equal to our cost of goods sold for such products including period costs, except for the period from January 1, 1997 to September 30, 1998 when we also sold TransCyte in the United States and, therefore, absorbed period costs related to TransCyte. Period costs reflect overhead costs related to excess production capacity and include rent, depreciation, and quality control, facilities, supplies and other such costs to support, or related to, the excess production capacity. Due to costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. We incur our share of the write-downs, currently 50%, through our equity in the joint venture.During the years ended December 31, 2001, 2000 and 1999, such write-downs by the Dermagraft Joint Venture totaled (in thousands):

                                                    2001      2000      1999
                                                  --------  --------  --------

Dermagraft Joint Venture inventory write-downs    $ 9,089   $ 9,821   $11,982

     As a result of restructuring the Dermagraft Joint Venture Agreement with Smith & Nephew, we will also receive certain royalty payments from the joint venture on product sales made by the joint venture.

NeoCyte Joint Venture
---------------------

     We recognized amounts in contract revenues for research and development activities performed for the NeoCyte Joint Venture. During the years ended December 31, 2000, 1999 and 1998, such amounts were (in thousands):

                                                    2001      2000      1999
                                                  --------  --------  --------

     Contract revenues for activities performed
     for NeoCyte Joint Venture                    $   501   $ 2,578   $ 2,885

     Our share of the costs incurred by us and charged to the Dermagraft and NeoCyte Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations. For the years ended December 31, 2001, 2000 and 1999, such costs charged were (in thousands):

                                                    2001      2000      1999
                                                  --------  --------  --------

Charged to Dermagraft and NeoCyte Joint Ventures  $ 9,134   $10,603   $15,934

     In addition, in 2001, we paid management fees to the Dermagraft Joint Venture for services provided in relation to the manufacture of human-based collagen. Such fees in 2001 amounted to $603,000, and are recorded as related party revenue in the accounts of the Dermagraft Joint Venture. No such fees were paid in years prior to 2001. Future fees are dependent upon levels of production of collagen and, potentially, other products.

NOTE 16 - SELECTED QUARTERLY DATA (UNAUDITED)

     The following tables present unaudited quarterly financial information for each of the four quarters of the fiscal years ended December 31, 2001 and December 31, 2000. We believe this information reflects a fair presentation of such information in accordance with generally accepted accounting principles. The results are not necessarily indicative of results for any future period. More detailed information can be found in our quarterly statements on Form 10-Q for the respective periods. Due to the nature of our business and the presentation of our financial statements, we are not able to segregate gross margin information in our statement of operations. Selected unaudited quarterly results were as follows (in thousands except per share amounts):


                                                                Year Ended December 31, 2001
                                                  ---------------------------------------------------------
                                                  1st Quarter    2nd Quarter     3rd Quarter    4th Quarter
                                                  -----------    -----------     -----------     ----------
Joint venture contract revenue (1)                $    4,320     $     4,642     $     4,174    $     3,642

Total revenues                                         4,981           5,384          10,385          8,190

Joint venture contract expenses (1)                    4,280           4,413           3,525          4,346

Compensation charge / (gain) related to
   variable stock option (see Note 10)                   444             584            (797)           446

Income (loss) from operations before
   equity in losses in joint ventures                 (5,590)         (6,028)          1,230         (5,875)

Equity in losses in joint ventures                    (2,959)         (3,370)         (2,883)        (3,179)

Loss from operations                                  (8,549)         (9,398)         (1,653)        (9,054)

Net loss                                              (8,261)         (9,349)         (1,688)        (9,075)

Basic and diluted loss per common share (2)       $     (.13)    $      (.15)    $      (.03)   $      (.13)




                                                                Year Ended December 31, 2000
                                                  ---------------------------------------------------------
                                                  1st Quarter    2nd Quarter     3rd Quarter    4th Quarter
                                                  -----------    -----------     -----------    -----------
Joint venture contract revenue (1)                $    6,376     $    5,130      $    4,583     $   4,558

Total revenues                                         7,410          6,263           5,780         5,818

Joint venture contract expenses (1)                    6,358          5,171           3,825         5,066

Compensation charge / (gain) related to
   variable stock option (See Note 10)                 1,991            704            (138)       (2,557)

Income (loss) from operations before
   equity in losses in joint ventures                 (5,045)        (3,987)         (2,379)       (1,021)

Equity in losses in joint ventures                    (3,713)        (3,542)         (3,137)       (2,886)

Loss from operations                                  (8,758)        (7,529)         (5,516)       (3,907)

Net loss                                              (8,299)        (7,428)         (5,513)       (3,331)

Basic and diluted loss per common share (2)       $     (.14)    $     (.12)     $     (.09)    $    (.05)


(1) This presentation has been reformatted from prior presentations to more clearly reflect revenue and cost transactions between us and our joint ventures with Smith & Nephew. These transactions are separately presented from transactions with other parties.

(2) Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors
ATS Dermagraft, Inc. and Smith & Nephew SNATS, Inc.

     We have audited the accompanying combined balance sheets of the Dermagraft Joint Venture as of December 31, 2001 and 2000, and the related combined statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the joint venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Dermagraft Joint Venture at December 31, 2001 and 2000, and the combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                               ERNST & YOUNG LLP


San Diego, California
January 18, 2002

                            DERMAGRAFT JOINT VENTURE
                        COMBINED BALANCE SHEETS (NOTE 1)
                                 (In thousands)


                                                               December 31,
                                                            2001          2000
                                                          ----------------------
Assets
Current assets:
   Cash                                                    $   361      $   769
   Accounts receivable from partners and affiliates          2,056        1,267
   Note receivable from partners and affiliates              5,412        5,412
   Inventory                                                   311          332
   Other current assets                                         --           --
                                                           --------------------
Total current assets                                         8,140        7,780

Property, net                                                  151          201
                                                           --------------------
Total assets                                               $ 8,291      $ 7,981
                                                           ====================

Liabilities and partners' capital
Current liabilities:
   Payable to partners and affiliates                      $ 5,431      $ 2,881
   Accounts payable                                            460          546
                                                           --------------------
Total current liabilities                                    5,891        3,427

Partners' capital                                            2,400        4,554
                                                           --------------------
Total liabilities and partners' capital                    $ 8,291      $ 7,981
                                                           ====================


          See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE
                   COMBINED STATEMENTS OF OPERATIONS (NOTE 1)
                                 (In thousands)


                                                               Years ended December 31,
                                                       2001               2000              1999
                                                 ------------------ ------------------ ---------------
Revenues
   Product sales                                     $     4,211        $     4,301      $    2,571
   Contract revenue                                          603                  -               -
                                                 -----------------------------------------------------
Total revenue                                              4,814              4,301           2,571

Operating expenses:
  Research and development                                 4,124              4,937           8,634
  Selling, general and administrative                      9,287              6,989          11,146
  Cost of goods sold                                      13,776             13,710          13,958
                                                 -----------------------------------------------------
Total operating expenses                                  27,187             25,636          33,738
                                                 -----------------------------------------------------
Loss from operations                                     (22,373)           (21,335)        (31,167)

Other income (expense):
  Interest income                                             17                 43             115
  Interest charges from related parties                      (49)              (318)           (479)
  License fee to related party                            (5,000)                 -         (15,000)
  Other income (expense)                                     (67)               (97)              9
                                                 -----------------------------------------------------
Net loss                                             $   (27,472)          $(21,707)       $(46,522)
                                                 ======================================================



          See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                      Years ended December 31,
                                                               2001              2000            1999
                                                         ---------------------------------------------------
Operating activities:
Net loss                                                  $   (27,472)      $   (21,707)    $   (46,522)
Adjustments to reconcile net loss to cash used in
   operating activities:
     Loss on disposal of property                                   2                 6              --
     Depreciation                                                  80                77              62
     Other adjustments to net loss                                 --                --              --
     Changes in assets and liabilities:
       Accounts receivable from partners and affiliates          (789)            2,700          (2,429)

       Note receivable from partners and affiliates                --            (5,412)             --

       Inventory                                                   21               454             676
       Other current assets                                        --                 8             216
       Accounts payable                                           (86)             (342)            888
       Payable to partners and affiliates                       2,550              (681)            795
       Accrued expenses                                            --                --              --
                                                         ---------------------------------------------------
Net cash used in operating activities                         (25,694)          (24,897)        (46,314)

Investing activities:
Acquisition of property                                           (32)               (6)           (103)
                                                         ---------------------------------------------------
Net cash used in investing activities                             (32)               (6)           (103)

Financing activities:
Contributions from partners                                    28,561            30,999          51,536
Distributions to partners                                      (3,243)           (5,418)         (5,100)
                                                         ---------------------------------------------------
Net cash provided by financing activities                      25,318            25,581          46,436
                                                         ---------------------------------------------------

Net increase in cash                                             (408)              678              19
Cash at beginning of period                                       769                91              72
                                                         ---------------------------------------------------
Cash at end of period                                     $       361       $       769     $        91
                                                         ===================================================


          See accompanying notes to the combined financial statements.

                            DERMAGRAFT JOINT VENTURE
                    COMBINED STATEMENTS OF PARTNERS' CAPITAL

                                 (In thousands)



                                                    Advanced Tissue         Smith &
                                                     Sciences, Inc.        Nephew plc            Total
                                                  -------------------  ------------------   ---------------
Balance, December 31, 1998                           $        383        $      383           $      766
     Capital contributions                                 21,888            29,890               51,778
     Capital distributions                                 (2,839)           (2,503)              (5,342)
     Net loss                                             (19,092)          (27,430)             (46,522)
                                                  ---------------------------------------------------------
Balance, December 31, 1999                                    340               340                  680
     Capital contributions                                 16,448            14,890               31,338
     Capital distributions                                 (2,801)           (2,956)              (5,757)
     Net loss                                             (11,710)           (9,997)             (21,707)
                                                  ---------------------------------------------------------
Balance, December 31, 2000                                  2,277             2,277                4,554
     Capital contributions                                 12,902            15,708               28,610
     Capital distributions                                 (1,814)           (1,478)              (3,292)
     Net loss                                             (12,165)          (15,307)             (27,472)
                                                  --------------------- -----------------------------------
Balance, December 31, 2001                           $      1,200        $    1,200           $    2,400
                                                  =========================================================



          See accompanying notes to the combined financial statements.

1.  BASIS OF PRESENTATION

ORGANIZATION

     Advanced Tissue Sciences, Inc. ("Advanced Tissue Sciences") and Smith & Nephew plc ("Smith & Nephew") entered into a fifty-fifty joint venture (the "Dermagraft Joint Venture") for the worldwide commercialization of Dermagraft(R), a tissue-engineered dermal replacement, for the treatment of diabetic foot ulcers in April 1996. Under this joint venture, Smith & Nephew provides marketing and sales resources, while Advanced Tissue Sciences provides development and manufacturing resources, for the development, manufacture, and sales of wound care products. Advanced Tissue Sciences is a tissue engineering company utilizing its proprietary core technology to develop and manufacture living human tissue products for tissue repair and transplantation. Smith & Nephew is a global medical device company which markets technically innovative products principally in the areas of wound management, orthopedics, and endoscopy. References herein to Advanced Tissue Sciences and Smith & Nephew include their subsidiaries and certain affiliates.

     The Dermagraft Joint Venture became responsible for the further development and commercialization of Dermagraft for diabetic foot ulcers effective January 1997. In January 1998, the Dermagraft Joint Venture was expanded to include venous ulcers, pressure ulcers, burns and other skin tissue wounds. At that time, Advanced Tissue Sciences retained the exclusive right to market TransCyte(R), a temporary covering for full and partial-thickness burns, in the United States, while the Dermagraft Joint Venture was granted the right to market TransCyte for other skin wounds in the United States. In August 1998, the joint venture was further expanded to include exclusive rights to TransCyte for full and partial-thickness burns in the United States effective October 1998. TransCyte is currently being marketed in the United States for burns, and Dermagraft for the treatment of diabetic foot ulcers is being marketed in the United States, Canada, Australia, New Zealand, and several European countries, including the United Kingdom.

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

RESTRUCTURING

     In February 2000, Advanced Tissue Sciences and Smith & Nephew agreed in principle to restructure specified milestone payments associated with the Dermagraft Joint Venture as a result of delays in the commercial introduction of Dermagraft in the United States. The requirement of an additional clinical trial by the FDA substantially increased the partners' investments necessitating the restructuring. The objective of the restructuring is to defer the potential payment of certain milestones by Smith & Nephew while providing Advanced Tissue Sciences a royalty stream and an opportunity to increase its long-term return from the Dermagraft Joint Venture. Specifically, except for $10 million in regulatory approval and reimbursement milestones related to Dermagraft in the treatment of diabetic foot ulcers, Advanced Tissue Sciences agreed to make all other approval, reimbursement and sales milestones subject to, and payable from, joint venture earnings exceeding certain minimum levels. In return, the Dermagraft Joint Venture will pay Advanced Tissue Sciences royalties on joint venture product sales. In addition, as a part of the agreement, as amended in September 2000, the Dermagraft Joint Venture made a loan to Advanced Tissue Sciences payable on December 31, 2001 with raw material inventory being pledged as collateral security. At the end of 2001, this loan was renewed and is payable December 2002.

PRINCIPLES OF COMBINATION

     The combined financial statements for 2001 include the accounts of the Dermagraft Joint Venture, a Delaware general partnership formed between subsidiaries of Advanced Tissue Sciences and Smith & Nephew, and the revenues and expenses of Advanced Tissue Sciences, Smith & Nephew and their affiliates associated with the worldwide commercialization of Dermagraft and TransCyte. All intercompany accounts and transactions have been eliminated.

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

ECONOMIC DEPENDENCE

     Under the Dermagraft Joint Venture, Smith & Nephew provides marketing and sales resources, while Advanced Tissue Sciences provides development and manufacturing resources. Both entities have committed to funding the 2002 operations of the Dermagraft Joint Venture.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

     Inventories are valued at the lower of cost or market using the first-in, first-out method. The Dermagraft Joint Venture, under contractual obligation, purchases product at cost, which includes period costs, from Advanced Tissue Sciences at the completion of manufacture. Period costs reflect overhead costs related to excess production capacity and include rent, depreciation, quality control, facilities, supplies and other such costs to support or related to the excess production capacity. As cost currently exceeds market value due to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. During the years ended December 31, 2001, 2000 and 1999, such write-downs totaled (in thousands):

                                         2001          2000           1999
                                      ----------    ----------     ----------

     Inventory Write-downs             $ 9,089       $ 9,821         $11,982

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

3.  INVENTORIES

     Inventories consist of the following components as of December 31, 2001 and 2000 (in thousands):

                                       2001             2000
                                    ---------------------------

     Work-in-process                  $   74           $   17
     Finished goods                      237              315
                                    ---------------------------
                                      $  311           $  332
                                    ===========================

     Inventories are net of reserves of $753,000 at December 31, 2001 and $232,000 at December 31, 2000. See Note 2 with respect to the carrying value of the joint venture's inventory.

4.  PROPERTY

     The following is a summary of property and accumulated depreciation as of December 31, 2001 and 2000 (in thousands):

                                           2001             2000
                                       -----------------------------

     Equipment, at cost                  $  406           $  378
     Less accumulated depreciation         (255)            (177)
                                       -----------------------------
                  Net property           $  151           $  201
                                       =============================

     Depreciation expense charged to operations was (in thousands):

                                                    2001      2000      1999
                                                 ------------------------------

     Depreciation Expense Charged to Operations     $ 80      $ 77      $ 62

5.  RELATED PARTY TRANSACTIONS

     Under the Dermagraft Joint Venture agreement, Advanced Tissue Sciences is responsible for manufacturing and Smith & Nephew is responsible for selling and marketing Dermagraft and TransCyte for the Dermagraft Joint Venture (see Note
1). In addition, Advanced Tissue Sciences and Smith & Nephew provide research, development and administrative services to the Dermagraft Joint Venture. All such expenses are reflected in the combined financial statements at their estimated cost. The Dermagraft Joint Venture also compensates the partners for interest on the use of their working capital in support of the Dermagraft Joint Venture's operations. The following table summarizes related party revenues and expenses for the years ended December 31, 2001, 2000 and 1999 (in thousands):



                                           Advanced Tissue Sciences                    Smith & Nephew
                                     -----------------------------------    ----------------------------------
                                         2001        2000        1999            2001        2000        1999
                                     ----------- -----------------------    -----------------------------------
Sales                                 $    --      $    --     $    --          $4,211      $4,301       $2,571
Contract revenue                          603           --          --              --          --           --
Cost of goods sold                     13,559       13,538      13,794             164         172          126
Research and development                1,781        3,398       7,119           1,474         993          943
Selling, general and administrative       951          749       1,145           7,479       5,572        8,481


     Upon entering into the Dermagraft Joint Venture in April 1996, Smith & Nephew agreed to pay Advanced Tissue Sciences an up-front fee of $10 million. This fee was funded through a capital contribution to the Dermagraft Joint Venture by Smith & Nephew and paid by the joint venture to Advanced Tissue Sciences. Under the joint venture agreements, the $10 million expense is allocated to Smith & Nephew's capital account. As the Dermagraft Joint Venture did not begin operations until January 1, 1997, the $10 million fee represents the only activity in the Dermagraft Joint Venture from its April 29, 1996 inception to December 31, 1996 (see Note 1). Similarly, in January 1999, Advanced Tissue Sciences received a $15 million payment in connection with the 1998 expansion of the Dermagraft Joint Venture to include venous ulcers, pressure ulcers, burns, and other skin wounds. This $15 million payment was a capital contribution to the Dermagraft Joint Venture by Smith & Nephew, and the related expense has been allocated to Smith & Nephew's capital account. In 2001, Smith & Nephew paid $5 million as the milestone payment related to product approval. This has been allocated to Smith & Nephew's capital account. Smith & Nephew has also agreed to pay up to an additional $131 million on the achievement of certain milestones related to product approval, gaining product reimbursement and on attaining specific sales milestones. These milestones, if achieved, are to be funded and paid to Advanced Tissue Sciences either directly by Smith & Nephew or through the Dermagraft Joint Venture. See Note 1 regarding an agreement in February 2000 to restructure certain payments associated with the Dermagraft Joint Venture. As described in Note 1, in September 2000, the Dermagraft Joint Venture made a loan to Advanced Tissue Sciences payable on December 31, 2001. This loan was extended to December 31, 2002 as agreed by both parties. At December 31, 2001, the principal balance of this note receivable was $5.4 million. In addition related interest receivable of $35,000 is included in accounts receivable from partners and affiliates. This interest receivable is offset by an equal contribution to the partner's capital account of Advanced Tissue Sciences.

6.  SUPPLEMENTAL CASH FLOW AND PARTNERS' CAPITAL INFORMATION

     The joint venture's non cash investing and financing activities for the years ended December 31, 2001, 2000 and 1999 included the following amounts in interest charges contributed as capital by the partners (in thousands):

                                                     2001       2000      1999
                                                  ------------------------------

     Interest Charges Contributed as Capital         $ 49       $318      $242