Form 10-Q
period 2002-03-31
ADVANCED TISSUE SCIENCES INC
filed 2002-05-14
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                 _______________

           [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2002

                                       or

           [ ]   Transition Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                        Commission File Number: 0-016607

                         ADVANCED TISSUE SCIENCES, INC.
               (Exact name of registrant as specified in charter)

                                _______________


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

The number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding at May 10, 2002 was 73,154,753.

                         ADVANCED TISSUE SCIENCES, INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002


INDEX
-----

Part I - Financial Information                                            Page
------------------------------                                            ----

Item 1 - Financial Statements

         Introduction to the Financial Statements...............            1

         Consolidated Balance Sheets
           March 31, 2002 and December 31, 2001.................            2

         Consolidated Statements of Operations
           Three Months Ended March 31, 2002 and 2001...........            3

         Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2002 and 2001...........            4

         Notes to the Consolidated Financial Statements.........           5-7

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................           8-13

Item 3 - Quantitative and Qualitative Disclosures About
           Market Risk..........................................            13

Part II - Other Information
---------------------------

Item 5 - Other Information......................................          14-22

Item 6 - Exhibits and Reports on Form 8-K.......................            23

Signatures......................................................            24

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                    INTRODUCTION TO THE FINANCIAL STATEMENTS

     The financial statements have been prepared by Advanced Tissue Sciences, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read together with the financial statements and the notes included in our annual report on Form 10-K for the year ended December 31, 2001, and the discussion of our critical accounting policies indentified under the caption "Critical Accounting Policies" in that report. Results for the interim period ended March 31, 2002 are not necessarily indicative of results to be expected for the full year.

     Dermagraft(R), NouriCel(TM) and Anginera(TM) are our trademarks. TransCyte(R) is a registered trademark of our joint venture partner, Smith & Nephew plc. Each other trademark, trade name or service mark appearing in this Form 10-Q belongs to its holder.

                         ADVANCED TISSUE SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands, Except Per Share Amounts)



                                                                                 March 31,          December 31,
                                                                                   2002                 2001
                                                                              --------------       --------------
                                                                                (Unaudited)
         ASSETS
Current assets:
   Cash and cash equivalents                                                  $      9,400         $    29,973
   Short-term investments                                                           11,991                  --
   Receivable from joint ventures                                                    1,979               1,852
   Receivable from Inamed                                                               --               3,546
   Inventories                                                                       7,677               6,605
   Other current assets                                                              2,877               2,669
                                                                              ------------         -----------
       Total current assets                                                         33,924              44,645

Property - net                                                                      10,225              11,067
Patent costs - net                                                                   2,666               2,527
Restricted cash                                                                      1,700               1,700
Other assets                                                                         2,194               1,983
                                                                              ------------         -----------
       Total assets                                                           $     50,709         $    61,922
                                                                              ============         ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $        694         $     1,050
   Payable to joint ventures                                                         5,727               6,039
   Accrued expenses                                                                  2,892               4,314
   Current portion of long-term debt and capital lease obligations                   2,648               2,734
                                                                              ------------         -----------
       Total current liabilities                                                    11,961              14,137

Long-term debt and capital lease obligations                                         3,200               3,840
Other long-term liabilities                                                          1,968               1,922
                                                                              ------------          ----------
       Total liabilities                                                            17,129              19,899
                                                                              ------------          ----------

Stockholders' Equity:
   Common stock, $.01 par value; 125,000,000 shares authorized;
     73,154,753 and 73,148,553 shares issued and outstanding at
     March 31, 2002 (unaudited) and December 31, 2001                                  732                 731
   Additional paid-in capital                                                      334,664             335,368
   Note received in connection with sale of common stock and deferred
     compensation applicable to common stock                                        (1,370)             (1,370)
   Accumulated deficit                                                            (300,443)           (292,706)
   Accumulated other comprehensive loss                                                 (3)                 --
                                                                              ------------         -----------
       Total stockholders' equity                                                   33,580              42,023
                                                                              ------------         -----------
       Total liabilities and stockholders' equity                             $     50,709         $    61,922
                                                                              ============         ===========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)



                                                                                       Three Months Ended
                                                                                           March 31,
                                                                            ----------------------------------------
                                                                                   2002                 2001
                                                                            ------------------   -------------------
                                                                                          (Unaudited)
Revenues:
   Joint venture contract                                                     $       4,032         $    4,320
   Product sales to third parties                                                         3                 --
   Contracts and fees                                                                   719                661
                                                                              -------------         ----------
     Total revenues                                                                   4,754              4,981
                                                                              -------------         ----------
Costs and expenses:
   Joint venture contract                                                             4,008              4,280
   Cost of goods sold                                                                   396                391
   Research and development                                                           2,553              2,155
   Selling, general and administrative                                                2,680              3,745
                                                                              -------------         ----------
     Total costs and expenses                                                         9,637             10,571
                                                                              -------------         ----------
Loss from operations before equity in losses of joint ventures                       (4,883)            (5,590)


Equity in losses of joint ventures                                                   (2,768)            (2,959)
                                                                              ------------          ----------
Loss from operations                                                                 (7,651)            (8,549)

Other income (expense):
   Interest income and other                                                            (59)               374
   Interest expense                                                                     (27)               (86)
                                                                              -------------         ----------
Net loss                                                                      $      (7,737)       $    (8,261)
                                                                              =============        ===========

Basic and diluted net loss per common share                                   $        (.11)        $     (.13)
                                                                              =============         ==========
Weighted average number of common shares used in the computation of basic
and diluted loss per share                                                           73,150             64,202
                                                                              =============        ===========


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                                  Three Months Ended March 31,
                                                                              -----------------------------------
                                                                                   2002                 2001
                                                                              --------------       --------------
                                                                                          (Unaudited)
Operating activities:
   Net loss                                                                   $     (7,737)        $     (8,261)
   Adjustments to reconcile net loss to cash used in
   Operating activities:
    Depreciation and amortization                                                      871                  917
    Additional (reversal of) compensation for services paid in stock,
       options or warrants                                                            (666)                 533
    Equity in losses of joint ventures                                               2,768                2,959
    Other adjustments to net loss                                                      (13)                 (21)
    Changes in assets and liabilities:
     Receivables from joint ventures                                                  (127)                (790)
     Receivable from Inamed                                                          3,546                   --
     Inventories                                                                    (1,072)                (867)
     Other current assets                                                             (208)                (446)
     Accounts payable                                                                 (356)                (417)
     Payable to joint ventures                                                        (312)                (274)
     Accrued expenses                                                               (1,422)                (567)
                                                                              ------------         ------------
   Net cash used in operating activities                                            (4,728)              (7,234)
                                                                              ------------         ------------
Investing activities:
   Purchases of short-term investments                                             (11,945)              (2,471)
   Maturities and sales of short-term investments                                       --                6,852
   Acquisition of property                                                             (44)                (173)
   Investment in joint ventures                                                     (3,283)              (2,918)
   Distributions from joint ventures                                                   424                  143
   Patent application costs                                                           (162)                 (63)
   Other long-term assets                                                             (115)                 (30)
                                                                              ------------         ------------
   Net cash (used in) provided by investing activities                             (15,125)               1,340
                                                                              ------------         ------------
Financing activities:
   Payments of borrowings                                                             (726)                (647)
   Options and warrants exercised                                                       21                    5
   Long-term obligations and other                                                     (15)                  24
                                                                              ------------         ------------
   Net cash used in  financing activities                                             (720)                (618)
                                                                              ------------         ------------

Net decrease in cash and cash equivalents                                          (20,573)              (6,512)

Cash and cash equivalents at beginning of period                                    29,973               24,197
                                                                              ------------         ------------
Cash and cash equivalents at end of period                                    $      9,400         $     17,685
                                                                              ============         ============


        See accompanying notes to the consolidated financial statements.

                         ADVANCED TISSUE SCIENCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended December 31, 2001.

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

     The results of operations of the joint ventures for the three-month periods ended March 31, 2002 and 2001 are as follows (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                             -----------------------------------
                                                  2002                 2001
                                             --------------      ---------------
Dermagraft Joint Venture
------------------------
         Net sales                           $    1,132          $       904
         Contract revenue                            44                   --
         Cost of goods sold                       3,149                3,217
         Other costs and expenses                 3,279                3,124
         Net loss                                (5,252)              (5,437)

NeoCyte Joint Venture
---------------------
         Costs and expenses                  $      308          $       277
         Net loss                                  (308)                (277)

NOTE 3 - INVENTORIES

     Inventories consist of the following components as of March 31, 2002 and December 31, 2001 (in thousands):

                                                    March 31     December 31
                                                     2002            2001
                                                --------------  ---------------

       Raw materials and supplies                $  4,623         $  5,277
       Work-in-process                              2,647            1,221
       Finished goods                                 407              107
                                                 --------         --------
       Total inventory                           $  7,677         $  6,605
                                                 ========         ========

     The increase from December 31, 2001 to March 31, 2002 in work-in-process and finished goods relates primarily to our collagen product. At March 31, 2002, approximately 53% of our work-in-process and all of our finished goods inventory relate to collagen, the balance of our work-in-process being primarily
TransCyte and Dermagraft.

     Approximately 75% of our raw materials and supplies at March 31, 2002 are specific to Dermagraft.

NOTE 4 - CAPITAL STOCK

     In May 1999, our Chairman, President and Chief Executive Officer exercised an employee stock option. The purchase price was paid through the issuance of an interest-bearing, full recourse promissory note. In July 1999, we extended the repayment terms on the note. As a result of the extension, these stock options were thereafter accounted for as variable stock options, which could result in significant increases and decreases in compensation expense subject to variability in our stock price. The note receivable and accrued interest of approximately $1.4 million at March 31, 2002, and at December 31, 2001, are included in stockholders' equity in the accompanying balance sheets.

NOTE 5 - BASIC AND DILUTED LOSS PER SHARE

     Basic earnings per share are determined based on the weighted-average number of shares outstanding during the period. Diluted earnings per share include the weighted-average number of shares outstanding and give effect to potentially dilutive common shares, such as options and warrants outstanding, in periods in which they are dilutive. Both the basic and diluted loss per common share for the three-month periods ended March 31, 2002 and March 31, 2001 are based on the weighted-average number of shares of our common stock outstanding during these periods.

NOTE 6 - RELATED PARTY TRANSACTIONS

     During the three-month periods ended March 31, 2002 and March 31, 2001, we performed services for the Dermagraft and NeoCyte Joint Ventures, and manufactured products for the Dermagraft Joint Venture to sell to customers or for use in clinical trials, as described below. We have a 50% interest in each of the Dermagraft and NeoCyte Joint Ventures and share equally with Smith & Nephew in the expenses and revenues, except we funded the first $6 million of expenses for conducting clinical trials and for regulatory support of TransCyte and Dermagraft in the treatment of venous and pressure ulcers, through the first quarter of 2002.

Dermagraft Joint Venture
------------------------

     Product sales to related parties include products sold to the Dermagraft Joint Venture. In addition, we recognize amounts in contract revenues for research and development, marketing and other activities performed for the joint venture. During the three months ended March 31, 2002 and March 31, 2001, product sales and contract revenue amounts totaled (in thousands):

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      2002          2001
                                                 -------------- -------------
Products sold to the Dermagraft Joint Venture       $ 2,960       $ 3,302
Contract revenues for activities performed          $ 1,021       $   887

     As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing TransCyte and Dermagraft, product sales to the Dermagraft Joint Venture reflect our cost of goods sold for such products, including period costs. Period costs reflect overhead expenses related to ongoing excess production capacity, and include rent, depreciation, quality control, facilities, supplies and other such costs to support, or which are related to, the excess production capacity. Due to such costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. During the three-month periods ended March 31, 2002 and March 31, 2001, such write-downs by the Dermagraft Joint Venture totaled (in thousands):

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      2002          2001
                                                 -------------  -------------
Dermagraft Joint Venture inventory write-downs      $ 1,369       $ 2,511


NeoCyte Joint Venture
---------------------

     We recognize amounts in contract revenues for research and development activities performed for the NeoCyte Joint Venture. During the three months ended March 31, 2002 and March 31, 2001, such amounts totaled (in thousands):

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      2002          2001
                                                 -------------  -------------
Contract revenues for activities performed          $    51       $   141

     Our share of the costs incurred by us and charged to the Dermagraft and NeoCyte Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations. For the three-month periods ended March 31, 2002 and March 31, 2001, such costs charged totaled (in thousands):

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      2002          2001
                                                 ------------   -------------
Charged to Dermagraft and NeoCyte Joint Ventures    $ 2,111       $ 2,186

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read with our financial statements and related notes thereto included elsewhere in this report on Form 10-Q. The discussion and analysis in this report may contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in "Factors That May Affect Future Results" included in Part II, Item 5 below, as well as those discussed elsewhere. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested in this report. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report. This caution is made under the safe horbor provisions of the Private Securities Litigation Reform Act of 1995.

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

     TransCyte and Dermagraft are both being commercialized through a joint venture, the Dermagraft Joint Venture, with Smith & Nephew plc. TransCyte is available for sale in the United States, the United Kingdom and other European countries, Canada, Australia, New Zealand and South Africa, for the treatment of full and partial-thickness burns. Dermagraft is available for sale in Canada, Australia, New Zealand and South Africa, and on a limited basis in the United Kingdom and other European countries. In September 2001, we received approval from the FDA to market Dermagraft in the treatment of chronic foot ulcers in patients with diabetes in the United States.

     In addition to the Dermagraft Joint Venture, we share in a separate joint venture with Smith & Nephew, the NeoCyte Joint Venture, for the worldwide development, manufacture and marketing of human-based tissue engineered cartilage for orthopedic applications. We have a strategic alliance with Inamed Corporation for the development of tissue engineered products for aesthetic and reconstructive markets. We entered into a broad strategic collaboration with Medtronic, Inc. to explore the application of our technology in the areas of cardiovascular, neurological, endocrine and spinal. We also have license and supply agreements related to the use and sale of different formulations of NouriCel and the potential development of NouriCel for additional applications with four separate companies.

     In March 2002, we announced the formation of a wholly-owned subsidiary, BioNuvia, Inc., to develop and market our products and potential products for aesthetics, and other markets, for enhancing appearance and rejuvenating the human body. We believe BioNuvia will leverage our investment in core technology and expertise to structure its current product offerings to include NouriCel and our human-based collagen products for aesthetic applications.

     To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses. We may never achieve a profitable level of operations, or even if we achieve profitability we may not be able to sustain it on an ongoing basis. Through March 31, 2002, we had incurred cumulative net operating losses of $300.4 million. Our ability to achieve profitability depends in part upon:

     o our ability to successfully manufacture TransCyte and Dermagraft for skin burns and skin ulcers,

     o the ability of our collaborator, Inamed, to obtain regulatory approval for its human-based collagen product,

     o our ability cost-effectively manufacture collagen and our nutrient solution for aesthetic applications,

     o each of these products being successfully marketed by our collaborators, and

     o successfull development and commercialization of other products derived from our core technology.

     We have incurred and expect to continue to incur, either directly or through the Dermagraft Joint Venture, substantial expenditures in support of the commercialization, development, clinical trials and post-market studies of TransCyte and Dermagraft for burn and skin ulcer applications, for manufacturing systems and in advancing other applications of our core technology. We also expect to incur additional costs for the development of products and manufacturing processes under our strategic alliance with Inamed, additional costs for the development and clinical trials of tissue engineered cartilage products through the NeoCyte Joint Venture, costs for products we may develop for cardiovascular applications, and costs which may be associated with other products which we may undertake from time to time. Our agreements with our current strategic alliance collaborators are structured to share some or all of these costs as well as to potentially provide us with income from milestone payments, royalties and licensing fees for the respective products.

RESULTS OF OPERATIONS

     Joint venture contract revenues were $4,032,000 for the three months ended March 31, 2002, which compared to $4,320,000 for the corresponding period in 2001. Joint venture contract revenues include sales of TransCyte and Dermagraft to the Dermagraft Joint Venture at cost, and revenues for research and development, administration, and other services performed for the Dermagraft and NeoCyte Joint Ventures under collaborative agreements. See Notes 2 and 6 to the consolidated financial statements for further discussion of transactions with the Dermagraft and NeoCyte Joint Ventures.

     Sales of TransCyte and Dermagraft to the Dermagraft Joint Venture were $2,960,000 in the three months ended March 31, 2002, and $3,302,000 in the corresponding period in 2001. This decrease relates primarily to reductions in manufacturing cost for TransCyte and Dermagraft, and in the timing of the sale of such products to the Dermagraft Joint Venture. Growth in sales of TransCyte and Dermagraft in 2002 and beyond will primarily depend on the Dermagraft Joint Venture's success in obtaining product reimbursement from both national healthcare systems and private insurers, and on the success of Smith & Nephew in marketing the products.

     Revenue for services performed for the joint ventures was $1,072,000 for the three months ended March 31, 2002, compared to $1,028,000 for the corresponding period in 2001.

     Product sales to third parties were approximately $3,000 in the three months ended March 31, 2002, while there were no third party product sales in the first quarter of 2001. These revenues represent sales of NouriCel to two of our strategic collaborators. The agreements with these strategic collatorators are primarily royalty-based, whereby we expect to receive the majority of our income from royalties on future product sales, if any, rather than from transfer prices.

     Other contract and fee revenue was $719,000 in the the three months ended March 31, 2002, compared to $661,000 in the three months ended March 31, 2001, primarily reflecting an increase in government grant revenue.

     Joint venture contract expense was $4,008,000 in the three months ended March 31, 2002, compared to $4,280,000 in the three months ended March 31, 2001. Joint venture contract expenses include (in thousands):

                                                         2002           2001
                                                     ------------  -------------
     Manufacturing and distribution costs -
          Dermagraft & TransCyte                       $ 3,228        $ 3,418
     Research and development costs                        361            405
     Administration and other expenses                     419            457
                                                       -------        -------
        Total joint venture contract expenses          $ 4,008        $ 4,280
                                                       =======       ========

     As a result of a delay in Dermagraft approval by the FDA until September 2001, we continue to incur significant costs associated with excess production capacity within our manufacturing facility. We expect to continue to have excess production capacity in future years. The Dermagraft Joint Venture purchases TransCyte and Dermagraft from us as they are manufactured at cost, including period costs, and immediately writes the inventory down to estimated market value at the date of purchase. The estimated market value is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. In the three months ended March 31, 2002 inventory write-downs by the Dermagraft Joint Venture totaled $1,369,000, down from $2,511,000 in the corresponding period of 2001. This decrease is primarily related to reduced manufacturing costs for TransCyte and Dermagraft, largely as a result of increased production quantities in our manufacturing facility, including the manufacture of our collagen product. We incur our share of the write-downs, currently 50%, through our equity in the joint venture. To the extent that we do not sell such products to the Dermagraft Joint Venture, we would be required to write such inventories down to net realizable value.

     Cost of goods sold for products sold to third parties increased from $391,000 in the three months ended March 31, 2001, to $396,000 in the the three months ended March 31, 2002. This increase primarily reflects manufacturing period and distribution costs for human-based collagen.

     Research and development expense for projects other than those performed for our joint ventures increased by $398,000, to $2,553,000 in the three months ended March 31, 2002, from $2,155,000 in the comparable period of 2001. Costs related to the development of human-based collagen increased by $477,000. In 2001, collagen development costs of $356,000 were included in cost of goods sold as they related to development of the ongoing collagen manufacturing process. In the three months ended March 31, 2002, costs of $485,000 relate to development of new processes not directly related to the current manufacturing process, and are therefore included in research and development expenses. In addition, in the three months ended March 31, 2002, we incurred expenses of $178,000 related to pre-clinical research into periodontal applications, while there were no comparable costs in 2001. These increases were offset by a reduction of $316,000 in other projects and administration costs. Our research and development costs, under both our joint ventures and for other projects, will continue to be significant due to continuing and anticipated clinical trials and post-market studies during 2002 and beyond. In addition, from the second quarter of 2002 onwards we will incur increased costs related to our new research facility. A discussion of our current research and development projects appears below :

                        RESEARCH AND DEVELOPMENT EXPENSES
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                           (IN THOUSAND, EXCEPT DATES)
           Expenditure includes overheads and support services such as quality assurance and information technology


                                                                                                  EXPENDITURE TO
                                                                       2002           2001             DATE
                                                                   -------------- -------------- -----------------
Projects:
--------
Dermagraft & TransCyte R&D
(Dermagraft Joint Venture)                                          $     276.3    $     506.3          **

Articular cartilage pre-clinical research
(NeoCyte Joint Venture)                                                    84.3           26.3          **

NIST grant - vascular grafts                                                 --           32.6       4,365.5

Development of aesthetic & reconstructive manufacturing
processes                                                                 795.4          359.6       3,369.9

NIST grant - ischemic repair devices                                      206.2          182.7       1,123.1

Anginera pre-clinical research                                            168.9           99.4         858.0

Initial 5 year phase of NIH grant to grow heart tissue
(University of Washington)                                                158.6           85.9         733.0

NIH grant - tempromandibular disorders                                     75.4           88.4         367.1

Periodontal pre-clinical research                                         178.3             --         451.0

Other active grants                                                       117.9          137.3         888.6

Other research & development expenditure, including
management & administration                                               852.7        1,169.5          **
                                                                    -----------    -----------

Total research & development                                        $   2,914.0   $    2,688.0
                                                                    ===========   ============


** Total expenditure to date not available or estimable, due to historical changes in reporting methodologies or business re-organization.

     We generally do not provide forward-looking estimates of costs and time to complete current projects, as such estimates involve a high degree of uncertainty. Uncertainties include, but are not limited to, our ability to predict the outcome of complex research, regulatory requirements placed upon us by regulatory authorities such as the FDA, our ability to raise capital to finance research activities, competition from other entities of which we may become aware in future periods, predictions of market potential from products that may be derived from our research projects, and our ability to recruit and retain personnel with the necessary knowledge and skills to perform the research. We have made commitments to third parties in order to receive funds under our research grants. Such commitments involve estimates of time needed and activities required to complete projects. However significant uncertainty exists in our ability to accurately forecast the costs of performing the activities, such as the cost of recruiting and retaining the necessary personnel with the knowledge and skills to perform the research, the cost of required materials, and the overhead required to support the specific projects.

     Selling, general and administrative expenses in the three months ended March 31, 2002 decreased by $1,065,000 to $2,680,000, compared to the same period in 2001. In the three months ended March 31, 2002 we recorded a non-cash credit of $666,000 related to compensation expense for a variable stock option, compared to an expense for the same period in 2001 of $444,000. See note 4 to the consolidated financial statements for a discussion of transactions associated with our capital stock.

     Our equity in losses of joint ventures was $2,768,000 in the three months ended March 31, 2002, compared to $2,959,000 million for the comparable period of 2001. These amounts represent our share of the losses of the Dermagraft and NeoCyte Joint Ventures. Joint venture losses were reduced in 2002 primarily as a result of higher sales of Dermagraft.

     Joint venture product sales to third parties for the three months ended March 31, 2002 were $1,132,000, compared to $904,000 in the same period of 2001. Of these sales, TransCyte accounted for $808,000 in 2002, and $798,000 in 2001. Dermagraft sales increased by $217,000, from $106,000 in the three months ended March 31, 2001, to $323,000 in the three months ended March 31, 2002.

     Interest income and other accounted for a net expense of $59,000 in the three months ended March 31, 2002, compared to income of $374,000 in the comparable period of 2001. Interest income received in the 2002 period decreased by $263,000 from the same period in 2001, primarily due to lower interest rates. Total interest expense was $62,000 in the three months ended March 31, 2002, compared to $242,000 in the comparable period of 2001. Excluding interest expense incurred on behalf of our joint ventures with Smith & Nephew, which appears in joint venture contract expense in our statement of operations, interest expense in the three months ended March 31, 2002 was $27,000, compared to $86,000 in the same period of 2001. The decrease in total interest expense reflects lower interest rates and a declining balance in the Chase loan, a loan used by DermEquip to purchase manufacturing assets. See Note 1 to the consolidated financial statements for a discussion of DermEquip.

LIQUIDITY AND CAPITAL RESOURCES

     To date, we have funded our operating and capital expenditures primarily through the sale of equities, contract revenues, funding from strategic partners, bank loans, government grants, product sales and lease financing transactions.

     In addition to investments in money market funds, our cash equivalents consist primarily of investments in commercial paper, which are unsecured obligations, and obligations issued or guaranteed by the United States Government with maturities of three months or less at the date of acquisition. Short-term investments are valued on the basis of quoted market value and consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of one year or less but more than three months, at the date of acquisition. Cash equivalents and short-term investments are stated at amortized cost, which approximates market value. As of March 31, 2002 and December 31, 2001, our cash equivalents and short-term investments were classified as available-for-sale. These investments all mature in less than one year. There were no material unrealized or realized gains or losses related to such securities in the three months ended March 31, 2002. When making investments in commercial paper, we use ratings supplied by recognized debt-rating agencies to assess potential risks.

     Cash, cash equivalents and short-term investments decreased by $8,582,000 from December 31, 2001 to March 31, 2002. Major outflows included the use of $4,727,000 to fund operations, a net investment in the Dermagraft and NeoCyte Joint Ventures of $2,859,000, and $727,000 for the repayment of debt. Included in the $4,727,000 to fund operations were an increase in inventory of $1,072,000 from December 31, 2001, largely as a result of collagen production in the first quarter of 2002, and the receipt of $3,546,000 from Inamed relating to shipments of collagen in the fourth quarter of 2001. We are continuing to manufacture collagen for subsequent sale to Inamed. If Inamed's skin-test studies are not successful, or if Inamed does not decide to launch their human-based collagen product, we would be required to write off the value of our collagen inventory.

     Current and long-term debt at March 31, 2002 decreased by $726,000 from December 31, 2001, primarily reflecting the reduction in the DermEquip Chase loan. Accrued expenses decreased primarily as a result of a decrease in accrued wages and benefits.

     There were no deferred revenues at March 31, 2002.

     Under an agreement with our supplier of the mesh framework used by us in the manufacture of Dermagraft, we are committed to purchasing minimum quantities. Based upon current market prices the commitment is estimated to be approximately $2.5 million in 2002, with the current agreement expiring in January 2003.

     We expect to continue to expend cash as we incur substantial research and development expenses, additional costs in support of clinical trials, general and administrative costs in support of product commercialization, expenditures for capital equipment and patents, and as we invest in product inventory. In addition, under the terms of our agreements with Smith & Nephew, we have agreed to fund our share of the costs of the Dermagraft and NeoCyte Joint Ventures. To the extent that such costs can be forecast, they are mutually agreed by us and Smith & Nephew as partners in the joint ventures. We have also agreed to fund specified costs to develop products, and related manufacturing processes, which will be marketed by Inamed under the terms of our licensing agreement. These uses of cash are expected to be only partially offset by revenues received from the Dermagraft and NeoCyte Joint Ventures with Smith & Nephew, from the Inamed alliance, from sale or royalties under our alliance agreements for the marketing of NouriCel-based products, or from other potential revenue sources. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture, we would experience a substantial increase in the need for and use of our cash to support the commercialization and manufacture of TransCyte and Dermagraft. If Smith & Nephew were to terminate the NeoCyte Joint Venture, we would experience an increase in the need for and use of our working capital to support the development of our orthopedic cartilage products, or we would need to reduce or terminate our investment in such development if funding from other sources were not available to us.

     Our cash requirements are dependent upon a number of factors, including the achievement and timing of regulatory approvals and third-party reimbursement, sales and marketing efforts by our collaborators, market acceptance of our products and potential products, the establishment of new strategic alliances, the timing and expense of pre-clinical and clinical studies, and new technological innovations. We currently believe we have sufficient funds to support our planned operations at least through 2002.

     The further development of our technology and commercialization of our products, as well as any further development of manufacturing capabilities or the establishment of any additional sales, marketing and distribution capabilities, will require the commitment of substantial funds. Sources of funds may include payments from alliances with Smith & Nephew, Inamed, or our other strategic collaborators. We may also pursue additional public or private offerings of equity or debt securities. Additional funding could potentially be obtained through new strategic alliances or other collaborative arrangements, or through the extension or expansion of existing strategic alliances. However, funds from the sources outlined above may not be available when needed or on terms favorable to us, under existing arrangements or otherwise, and we may not be successful in entering into any other strategic alliances or collaborative arrangements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in interest-rate sensitive securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at March 31, 2002.

                           PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

     To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses. Through March 31, 2002, we had incurred cumulative net operating losses of $300.4 million. Our ability to achieve profitability depends in part upon our ability to successfully manufacture TransCyte and Dermagraft for burns and skin ulcers, for our collaborator, Inamed, to obtain regulatory approval for their human-based collagen product, for us to cost-effectively manufacture collagen and our nutrient solution for aesthetic applications, and for each of these products to be successfully marketed by our collaborators, and for us to successfully develop and commercialize other products derived from our core technology. We may never achieve a profitable level of operations or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

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

     The further development of our technology and products as well as any further development of manufacturing capabilities or the establishment of additional sales, marketing and distribution capabilities will require the commitment of substantial funds. Our existing working capital will not be sufficient to meet our needs in 2003 and beyond. We base our forecasts of additional funds on many uncertain variables. Such uncertainties include the timing of events outside our direct control such as product launches by collaborators, the success of such product launches, negotiations with potential strategic partners, regulatory approvals, and other factors. Any of these uncertain events can significantly change our cash requirements, as they determine, among other factors, one-time events such as the receipt of major milestones and other payments.

     Potential sources of additional funds include payments from our alliances with Smith & Nephew and Inamed, and to a lesser extent Biozhem and SkinMedica. If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture, we would experience a substantial increase in the need for and use of our working capital to support the commercialization and manufacture of our TransCyte and Dermagraft products, and we would need to pursue other means to obtain funds, such as public or private offerings of debt or equity securities, collaborative agreements or extensions of existing arrangements. If Smith & Nephew were to terminate the NeoCyte Joint Venture, we would experience an increase in the need for and use of our working capital to support the development of our orthopedic cartilage products, or we would need to reduce or terminate our investment in such development if funding from other sources were not available to us.

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

     Additionally, TransCyte has been marketed and sold in the United States since 1997, however it has not achieved widespread commercial acceptance. Similarly, Dermagraft was only recently approved for marketing in the United States and our experience, and that of Smith & Nephew, in marketing Dermagraft is therefore limited. TransCyte, Dermagraft or our human-based collagen, if approved by the FDA, may never achieve commercial acceptance in the United States or elsewhere. Similarly, our strategic partners may never achieve significant sales of products containing NouriCel.

     Known adverse reactions to TransCyte and Dermagraft, or any other commercially available products that are regulated by the FDA, are detailed in an extensive document that accompanies each product that is shipped. We work extensively with the FDA to arrive at approved language that describes commercially available products in detail, including a listing of adverse reactions that may have occurred.

WE RELY ON THIRD PARTIES TO MARKET, DEVELOP AND SELL OUR PRODUCTS AND THOSE THIRD PARTIES MAY NOT PERFORM SUCCESSFULLY. OUR DEPENDENCE ON THIRD PARTIES AND OUR LACK OF SALES AND MARKETING PERSONNEL COULD LIMIT OUR ABILITY TO DEVELOP OUR PRODUCTS OR TO GENERATE REVENUES FROM PRODUCT SALES.

     We are relying on Smith & Nephew, Inamed and others to market our products both domestically and internationally. Our success in generating revenues from, and market acceptance of, TransCyte and Dermagraft will depend on the marketing efforts of Smith & Nephew. Market acceptance of human-based collagen will depend in part on the regulatory and marketing efforts of Inamed. Sales of products containing NouriCel will depend on the marketing capabilities of Biozhem, SkinMedica and other parties to whom we license rights to sell products. We cannot control the amount and timing of resources that Smith & Nephew, Inamed or others may devote to marketing and selling our products, or their ability or willingness to continue investment in such activities. In addition, the Dermagraft and NeoCyte Joint Venture agreements provide that they may be terminated before their expiration if specified events occur, such as a material default, change of control, partner's election to withdraw, the cessation of the partnership's regular operations for implementing its business purpose, mutual agreement or a voting deadlock on a material issue, all or some of which may be outside of our control.

     If Smith & Nephew does not perform its obligations as expected, or if they have a strategic shift in their business focus, it would be difficult for us to successfully complete the development and marketing efforts of the Dermagraft and/or NeoCyte Joint Ventures. Our failure to achieve broad use of Dermagraft for the treatment of diabetic foot ulcers and, to a lesser extent, TransCyte for burn care, and human-based collagen or NouriCel for aesthetic applications, would hurt our ability to generate revenues and any future profits.

     To the extent that we choose not to or are unable to establish such arrangements, we would experience increased capital requirements to undertake research, development and marketing of our proposed products at our own expense. If we are unable to meet these expenses, we may be unable to continue our operations.

IF WE OR OUR COLLABORATORS ARE NOT ABLE TO OBTAIN REGULATORY APPROVAL, WE WILL NOT BE ABLE TO SELL THE AFFECTED PRODUCTS.

     To sell our products that are under development, and our existing products for additional applications, we or our collaborators must usually receive regulatory approvals. To obtain approvals for new products, we, or our collaborators, must conduct clinical studies demonstrating that the respective products are safe and effective, which can be expensive and time-consuming. Similar clinical studies may also be required to obtain approval for additional applications of our existing products. We, or our collaborators, may be unable to obtain regulatory approval on a timely basis, if at all. If regulatory approval cannot be obtained for a regulated product or any additional application of such a product, that product cannot be sold and revenues will never materialize.

     Our products or potential products, may not be successful in ongoing or future clinical trials. Such trials may be delayed or halted for various reasons, including:

     o the product is not effective or physicians think that it is not effective;

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

     In addition to patent protection, we also rely on trade secrets, know-how and technological advances. We enter into confidentiality agreements with our employees and others, but these agreements may not be effective in protecting our proprietary information. Others may independently develop substantially equivalent information or obtain access to our know-how.

     Litigation, which is very expensive, may be necessary to enforce or defend our patents or rights and may not end favorably for us or, even if successful, may consume extensive financial and management resources. Any of our licenses, patents or other intellectual property may be challenged, invalidated, canceled, infringed or circumvented and may not provide any competitive advantage to us.

IF THE THIRD-PARTY SUPPLIERS THAT SUPPLY THE MATERIALS NECESSARY TO MANUFACTURE OUR PRODUCTS DO NOT SUPPLY QUALITY MATERIALS IN A TIMELY MANNER, IT MAY DELAY OR IMPAIR OUR ABILITY TO DEVELOP AND COMMERCIALIZE PRODUCTS ON A TIMELY AND COMPETITIVE BASIS, OR PREVENT OR LIMIT OUR POTENTIAL FUTURE PROFITABILITY.

     Although most of the raw materials used in the manufacture of Dermagraft, TransCyte, and our human-based collagen product are available from more than one supplier, changes in critical components could cause the FDA to require us to prove equivalency of the materials, or potentially to modify or perform additional clinical trials for such products, which could have the effect of restricting our ability to commercialize our products.

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

IF OUR PRODUCTS THAT ARE IN AN EARLY STAGE OF DEVELOPMENT ARE NEVER SUCCESSFULLY COMMERCIALIZED, WE MAY NOT HAVE REVENUES TO CONTINUE OPERATIONS.

     We have products that are in an early stage of development. To date, TransCyte and Dermagraft are the only regulated products of ours that are approved for commercial sale in the United States, however, Dermagraft was only approved in September 2001, and as with any novel medical technology, private and public reimbursement is not automatically conveyed upon FDA approval. In December 2001, Dermagraft received an Ambulatory Payment Classification pass-through code under the Hospital Outpatient Prospective Payment System from Centers for Medicare and Medicaid Services, covering Medicare patients with diabetic foot ulcers treated in a hospital outpatient setting. Each Medicare local carrier or fiscal intermediary can begin developing coverage guidelines to determine when, how often, and under what conditions they will pay for the use of Dermagraft for patients with chronic diabetic foot ulcers. However, there can be no assurances that Medicare local carriers or fiscal intermediaries will pay for the use of Dermagraft.

     Our human-based collagen product still requires further marketing approvals from the FDA, and all of our other regulated products are at earlier stages of research, development and testing. These products, including additional indications for TransCyte and Dermagraft, will require significant additional research and development, as well as extensive pre-clinical and clinical testing.

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

     o our products fail to achieve market acceptance because of competing technologies or products; or,

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

     We and our collaborators are subject to extensive government regulation. The FDA and other state and foreign regulatory authorities require rigorous pre-clinical testing, clinical trials and other product approval procedures for our regulated products. Numerous regulations also govern the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of our regulated products. The process of obtaining these approvals and complying with applicable government regulations is time consuming and expensive. The FDA and other state or foreign regulatory authorities have limited experience with our technology and products. As a result, our products are susceptible to requests for clinical modifications or additional supportive data, or changes in regulatory policy, which could substantially extend the test period for our products resulting in delays or rejections. Even after substantial time and expense, we may not be able to obtain regulatory product approval by the FDA or any equivalent state or foreign authorities. If we obtain regulatory product approval, the approval may limit the uses for which we may market the product.

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

     In Europe, we have been seeking approval of Dermagraft as a pharmaceutical through the Mutual Recognition process. We had filed an application with the Swedish regulatory authorities as the Reference Member State to review the initial marketing approval application of Dermagraft in the treatment of chronic full-thickness diabetic foot ulcers. In 2001, the Swedish regulatory authority completed its initial review of the marketing application and determined that additional clinical data and technical elements are required to comply with pharmaceutical approval requirements. We have decided to withdraw the application pending the development of a European strategy, including the appropriate use of our financial resources and those of our joint venture partner.

     Although the FDA has classified TransCyte and Dermagraft as medical devices, the state of California and the state of New York have notified us that we must register as a tissue bank in order to manufacture or distribute the products in those states. Although some states do not regulate tissue banks, there are certain other states besides California and New York that do. Such states could take a position similar to California and New York with regard to the regulatory status of our tissue products. In June 1997, we submitted a petition to the FDA requesting an advisory opinion that the FDA's federal regulation of TransCyte as a medical device pre-empts conflicting New York statutes from regulating the product as banked human tissue. In January 2000, the FDA responded to our request with an opinion stating that New York State tissue bank licensing requirements were not pre-empted by the FDA's federal regulation. Subject to individual state regulations, we and our customers could be subjected to additional regulation, registrations and associated costs. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. We are currently distributing TransCyte and Dermagraft in California and New York under tissue banking licenses that enable us to charge a fee for services rendered at a profit. In California the license is provisional. Due to the similarities of our products and their common technology platform, regulations applicable to TransCyte and Dermagraft are also expected to apply to other future products, if successfully developed, including NeoCyte.

     In May 2001, McGhan Medical Corporation, a subsidiary of Inamed, filed a PMA supplement with the FDA, seeking approval to add our human-based collagen as an alternative source of injectable collagen. Clearance of the PMA amendment filing by the FDA would permit Inamed to market an injectable form of human-based collagen for wrinkle treatment. However, in October 2001 Inamed announced that the FDA had requested certain additional pre-clinical data and had asked for skin-test studies to be conducted. These studies are currently being performed. Further purchases of our human-based collagen are expected to cease until the results of the skin-test studies are known and Inamed makes an evaluation of the expected timing of FDA approval. We are continuing to manufacture collagen for subsequent sale to Inamed. If Inamed's skin-test studies are not successful, or if Inamed does not decide to launch their human-based collagen product, we would be required to write off the value of our collagen inventory.

     After regulatory approval is obtained, our products, their manufacture and related manufacturing facilities will be subject to continual review and periodic inspections. Any subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. For example, after inspecting our manufacturing facility early in 1998, the FDA notified us of numerous objectionable conditions under a Form FDA 483 list of observations concerning our manufacturing processes and systems for TransCyte and Dermagraft. In September 1998, we successfully completed a re-inspection by the FDA of our manufacturing facility and quality systems and have passed subsequent inspections. However, we must continue to pass future facility inspections by the FDA and foreign regulatory authorities.

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

DISCOVERIES OR DEVELOPMENT OF NEW TECHNOLOGIES BY OUR COMPETITORS OR OTHERS MAY MAKE OUR PRODUCTS LESS COMPETITIVE, OR MAKE OUR PRODUCTS OBSOLETE.

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

     Potential competition for our human-based collagen product, to be marketed by Inamed within the wrinkle revision market, will, we believe, come from existing therapies such as collagen derived from bovine and cadaver sources, as well as from new potential products. We are aware of potential competitors capable of producing recombinant human collagen. Within the wrinkle revision market, we believe that our human-based collagen may compete with products such as Zyderm and Zyplast, Inamed's existing bovine collagen derived products, fat injections, gelatin or cadaver-based collagen products, and hyaluronic acid products, currently available in Europe, Canada and Australia. We are also aware of two hyaluronic acid based products, Hylaform, licensed by Genzyme Biosurgery to Inamed, and Restylane, from Q-Med of Sweden, that are currently in clinical trials for wrinkle revision. In April 2002, Botox, a botulinum toxin product marketed and manufactured by Allergan, Inc., was approved by the FDA for use in the treatment of moderate to severe glabellar lines in adults aged 65 and younger. This approval applies to the vertical lines between the eyebrows, or the "frown lines", a limited segment of the target market for Inamed's collagen product.

     Competition in the cosmeceuticals field is very highly fragmented. Many of our competitors and potential competitors have greater financial and marketing resources than us, or our current partners.

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

     Our success will depend in large part upon our ability to attract and retain qualified scientific, administrative and management personnel, as well as the continued contributions of our existing senior management and scientific and technical personnel. We face strong competition for such personnel and we may be unable to attract or retain such individuals. For instance, some competitors have begun to expand their research and manufacturing capabilities in San Diego, resulting in significantly increased competition for personnel, and potential increases in the cost of retaining qualified personnel. Failure to continue to attract and retain qualified personnel will limit our ability to achieve our business objectives and could make it difficult to raise additional funds or to attract partners. We do not have employment agreements with any of our executive officers or other employees, although our executive officers have change of control agreements in place.

WE MAY NOT HAVE ADEQUATE INSURANCE AND, IF WE BECOME SUBJECT TO PRODUCT LIABILITY CLAIMS, IT MAY RESULT IN REDUCED DEMAND FOR OUR PRODUCTS OR DAMAGES THAT EXCEED OUR INSURANCE LIMITATIONS.

     The use of any of our products, whether for commercial applications or during clinical trials, exposes us to an inherent risk of product liability claims if such products cause injury, disease or result in harmful effects. Such liability might result from claims made directly by healthcare institutions, contract laboratories or others selling or using such products. We currently maintain product liability insurance coverage, however such insurance coverage might not be sufficient to fully cover any potential claims. Additionally, such coverage may not always be available to us, or available at an acceptable cost, as such insurance can be expensive and difficult to obtain. Any product liability claim in excess of insurance coverage would have to be paid out of our cash reserves, which would have a detrimental effect on our financial condition.

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

     The market price of our common stock has fluctuated significantly in recent years and is likely to fluctuate in the future. For example, from April 1998 to March 2002, our common stock has closed as high as $12.13 per share and as low as $1.97 per share. Factors contributing to this volatility have included:

     o the timing of approval and commercialization of products;

     o the results of research or scientific discoveries by us or others;

     o progress or the results of pre-clinical and clinical trials;

     o new technological innovations;

     o developments concerning technology rights;

     o litigation and related developments;

     o public perception regarding the safety and efficacy of our products;

     o fluctuations in our financial performance; and

     o general and industry specific equity market volatility.

FUTURE SALES OF OUR SECURITIES IN THE PUBLIC MARKET COULD LOWER OUR STOCK PRICE AND IMPAIR OUR ABILITY IN NEW STOCK OFFERINGS TO RAISE FUNDS TO CONTINUE OPERATIONS.

     The market price of our securities could drop due to sales of a large number of our securities, or the perception that these sales could occur. Such sales also might make it more difficult for us to sell equity securities in the future at a price that we deem to be appropriate.

OUR CHARTER DOCUMENTS AND STOCKHOLDER RIGHTS PLAN MAY PREVENT US FROM PARTICIPATING IN TRANSACTIONS THAT COULD BE BENEFICIAL TO STOCKHOLDERS.

     Our stockholder rights plan and provisions in our amended and restated certificate of incorporation and by-laws may discourage transactions involving an actual or potential change in our ownership, including transactions in which you might otherwise receive a premium for your shares over the prevailing market price. These provisions may also limit our stockholders' ability to approve transactions that they deem to be in their best interest. In addition, our board of directors may issue shares of preferred stock without any further action by stockholders. Such share issuances may have the effect of delaying or preventing a change in our ownership.

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

     3.2       Restated By-Laws of the Company                    Incorporated by Reference to Exhibit 3.2 to the
                                                                  Company's Form 10-Q for the Quarter Ended June 30,
                                                                  2000

     4.1       Rights Agreement, dated as of January 6, 1995,     Incorporated by Reference to Exhibit 1 to the
               between the Company and Chemical Trust Company     Company's Current Report on Form 8-K dated January
               of  California, including the Certificate of       5, 1995
               Determination for the Series A Junior
               Participating Preferred Stock as Exhibit A, the
               Form of Summary of Rights to Right Certificate
               as Exhibit B and the Purchase Preferred Shares
               as Exhibit C

     4.2       First Amendment to Rights Agreement entered into   Incorporated by Reference to Exhibit 1 to the
               as of November 8, 1999, between ChaseMellon        Company's Form 8-A, as amended, dated November
               Shareholder Services, L.L.C. and Advanced Tissue   10, 1999
               Sciences, Inc.

     4.3       Second Amendment to Rights Agreement entered       Incorporated by Reference to Exhibit 1 to the
               into as of December 13, 1999, between              Company's Form 8-A, as amended, dated March 28,
               ChaseMellon Shareholder Services, L.L.C. and       2000
               Advanced Tissue Sciences, Inc.

    10.1*      First Amendment to License and Supply Agreement,   Filed Herewith
               as of January 1, 2002, by and among  Advanced
               Tissue Sciences, Inc., and Biozhem
               Cosmeceuticals, Inc.

    10.2*      License and Supply Agreement, as of January 15,    Filed Herewith
               2002, by and between Advanced Tissue Sciences,
               Inc., and AQ TechSystems, LLC.

    10.3*      Supply & License Agreement, as of January 29,      Filed Herewith
               2002, by and between Advanced Tissue Sciences,
               Inc., and Advanced Nutraceuticals, Inc.


* The Company has requested confidential treatment with respect to certain portions of these documents.

(b)   Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ADVANCED TISSUE SCIENCES, INC.




Date:    May 13, 2002                         /s/ Arthur J. Benvenuto
      ---------------------                  ----------------------------------
                                             Arthur J. Benvenuto
                                             Chairman of the Board, President
                                             and Chief Executive Officer



Date:    May 13, 2002                         /s/ Mark J. Gergen
      ---------------------                  ----------------------------------
                                             Mark J. Gergen
                                             Chief Financial and Development
                                             Officer (Chief Financial Officer)



Date:    May 13, 2002                         /s/ Andrew J. Buckland
      ---------------------                  ----------------------------------
                                             Andrew J. Buckland
                                             Executive Director, Finance
                                             (Chief Accounting Officer)