Form 10-Q
period 2002-06-30
ADVANCED TISSUE SCIENCES INC
filed 2002-08-13
CIK 829549

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 0-016607

ADVANCED TISSUE SCIENCES, INC.
(Exact name of registrant as specified in charter)

Delaware	14-1701513

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10933 North Torrey Pines Road, La Jolla, California	92037

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 713-7300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

The number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding at August 9, 2002 was 73,154,753.

ADVANCED TISSUE SCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

INTRODUCTION TO THE FINANCIAL STATEMENTS

          The financial statements have been prepared by Advanced Tissue Sciences, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations.  We believe that the disclosures are adequate and should be read together with the financial statements and the notes included in our annual report on Form 10-K for the year ended December 31, 2001, and the discussion of our critical accounting policies indentified under the caption “Critical Accounting Policies” in that report.  Results for the interim period ended June 30, 2002 are not necessarily indicative of results to be expected for the full year.

          Dermagraft®, NouriCel™, Anginera™ and BioNuvia™ are our trademarks.  TransCyte® is a registered trademark of our joint venture partner, Smith & Nephew plc. Each other trademark, trade name or service mark appearing in this Form 10-Q belongs to its holder.

ADVANCED TISSUE SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,806	$29,973
Short-term investments	2,997	—
Receivable from joint ventures	2,551	1,852
Receivable from Inamed	—	3,546
Inventories	7,805	6,605
Other current assets	2,601	2,669

Total current assets	25,760	44,645
Property — net	9,625	11,067
Patent costs — net	2,523	2,527
Restricted cash	1,700	1,700
Other assets	2,894	1,983

Total assets	$42,502	$61,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$836	$1,050
Payable to joint ventures	5,643	6,039
Accrued expenses	3,878	4,314
Current portion of long-term debt and capital lease obligations	2,561	2,734

Total current liabilities	12,918	14,137
Long-term debt and capital lease obligations	2,560	3,840
Other long-term liabilities	2,035	1,922

Total liabilities	17,513	19,899

Stockholders’ Equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 73,154,753 and 73,148,553 shares issued and outstanding at June 30, 2002 (unaudited) and December 31, 2001	732	731
Additional paid-in capital	334,653	335,368
Note received in connection with sale of common stock and deferred compensation applicable to common stock	(1,376)	(1,370)
Accumulated deficit	(309,016)	(292,706)
Accumulated other comprehensive loss	(4)	—

Total stockholders’ equity	24,989	42,023

Total liabilities and stockholders’ equity	$42,502	$61,922

See accompanying notes to the consolidated financial statements.

ADVANCED TISSUE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Revenues:
Joint venture contract	$5,394	$4,642	$9,426	$8,962
Product sales to third parties	1	438	4	438
Contract and fees	825	304	1,544	965

Total revenues	6,220	5,384	10,974	10,365

Costs and expenses:
Joint venture contract	5,215	4,417	9,223	8,697
Cost of goods sold	773	999	1,169	1,390
Research and development	3,250	2,086	5,803	4,241
Selling, general and administrative	3,259	3,910	5,939	7,655

Total costs and expenses	12,497	11,412	22,134	21,983

Loss from operations before equity in losses of joint ventures	(6,277)	(6,028)	(11,160)	(11,618)
Equity in losses of joint ventures	(2,182)	(3,370)	(4,950)	(6,329)

Loss from operations	(8,459)	(9,398)	(16,110)	(17,947)
Other income (expense):
Interest income and other	(85)	116	(144)	490
Interest expense	(29)	(67)	(56)	(153)

Net loss	$(8,573)	$(9,349)	$(16,310)	$(17,610)

Basic and diluted loss per common share	$(.12)	$(.15)	$(.22)	$(.27)

Weighted average number of common shares used in the computation of basic and diluted loss per share	73,155	64,203	73,153	64,203

See accompanying notes to the consolidated financial statements.

ADVANCED TISSUE SCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,

	2002	2001

	(Unaudited)
Operating activities:
Net loss	$(16,310)	$(17,610)
Adjustments to reconcile net loss to cash used in Operating activities:
Depreciation and amortization	1,730	1,834
Stock based compensation	(677)	1,196
Equity in losses of joint ventures	4,951	6,329
Other adjustments to net loss	190	4
Changes in assets and liabilities:
Receivables from joint ventures	(699)	(471)
Receivable from Inamed	3,546	—
Inventories	(1,200)	(1,812)
Other current assets	68	(561)
Accounts payable	(214)	(497)
Payable to joint ventures	(396)	(355)
Accrued expenses	(436)	294

Net cash used in operating activities	(9,447)	(11,649)

Investing activities:
Purchases of short-term investments	(14,941)	(3,462)
Maturities and sales of short-term investments	11,945	9,324
Acquisition of property	(281)	(597)
Investment in joint ventures	(6,344)	(6,120)
Distributions from joint ventures	909	489
Patent application costs	(192)	(160)
Other long-term assets	(429)	(222)

Net cash (used in) investing activities	(9,333)	(748)

Financing activities:
Payments of borrowings	(1,453)	(1,295)
Options and warrants exercised	25	57
Long-term obligations and other	41	(8)

Net cash used in financing activities	(1,387)	(1,246)

Net decrease in cash and cash equivalents	(20,167)	(13,643)
Cash and cash equivalents at beginning of period	29,973	24,197

Cash and cash equivalents at end of period	$9,806	$10,554

See accompanying notes to the consolidated financial statements.

ADVANCED TISSUE SCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

          The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

          For further information, refer to the consolidated financial statements and disclosures included in our annual report on Form 10-K for the year ended December 31, 2001.

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

          The results of operations of the joint ventures for the three- and six-month periods ended June 30, 2002 and 2001 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Dermagraft Joint Venture
Net sales	$1,914	$906	$3,045	$1,810
Contract revenue	189	—	233	—
Cost of goods sold	2,764	4,010	5,913	7,227
Other costs and expenses	3,497	3,128	6,776	6,252
Net loss	(4,158)	(6,232)	(9,411)	(11,669)

NeoCyte Joint Venture
Costs and expenses	$394	$248	$702	$525
Net loss	(394)	(248)	(702)	(525)

NOTE 3 - INVENTORIES

     Inventories consist of the following components as of June 30, 2002 and December 31, 2001 (in thousands):

	June 30 2002	December 31 2001

Raw materials and supplies	$4,913	$5,277
Work-in-process	1,672	1,221
Finished goods	1,220	107

Total inventory	$7,805	$6,605

          The increase from December 31, 2001 to June 30, 2002 in finished goods and work-in process relates primarily to our collagen product.  At June 30, 2002, all finished goods inventory consisted of collagen.

          At June 30, 2002, collagen work-in-process and finished goods inventory at cost exceeded net estimated realizable value, based upon the price at which we expect to sell the collagen to Inamed Corporation, by $517,000.  We have therefore written down finished goods inventory by $454,000, and work-in-process inventory by $63,000, in the three- and six-month periods ended June 30, 2002.  Subsequent to the write-down, total collagen-related inventories, including raw materials, were $1,565,000.  Collagen inventories are subject to dating risk.  We expect to recommence shipping of our collagen finished goods in the fourth quarter of 2002, based upon purchase orders received from Inamed.

          Approximately 75% of our raw materials and supplies at June 30, 2002 are specific to Dermagraft.

Note 4 - Capital Stock

          In May 1999, our Chairman, President and Chief Executive Officer exercised an employee stock option.  The purchase price was paid through the issuance of an interest-bearing, full recourse promissory note.  In July 1999, we extended the repayment terms on the note.  As a result of the extension, these stock options were thereafter accounted for as variable stock options, which could result in significant increases and decreases in compensation expense subject to variability in our stock price.  As a result of a decline in the price of our common stock, as of June 30, 2002 no such expense is included in accumulated deficit in the accompanying balance sheets.  The related note receivable and accrued interest of approximately $1.4 million at June 30, 2002, and at December 31, 2001, are included in stockholders’ equity.

Note 5 - Basic and Diluted Loss Per Share

          Basic earnings per share are determined based on the weighted-average number of shares outstanding during the period.  Diluted earnings per share include the weighted-average number of shares outstanding and give effect to potentially dilutive common shares, such as options and warrants outstanding, in periods in which they are dilutive.  Both the basic and diluted loss per common share for the three- and six-month periods ended June 30, 2002 and June 30, 2001 are based on the weighted-average number of shares of our common stock outstanding during these periods.

Note 6 - Related Party Transactions

          We perform services for the Dermagraft and NeoCyte Joint Ventures, and manufacture products for the Dermagraft Joint Venture to sell to customers or for use in clinical trials, as described below.  We have a 50% interest in each of the Dermagraft and NeoCyte Joint Ventures and share equally with Smith & Nephew in the expenses and revenues, except we funded the first $6 million of expenses for conducting clinical trials and for regulatory support of TransCyte and Dermagraft in the treatment of venous and pressure ulcers, through the first quarter of 2002.

Dermagraft Joint Venture

          Product sales to related parties include products sold to the Dermagraft Joint Venture.  In addition, we recognize amounts in contract revenues for research and development, marketing and other activities performed for the joint venture.  During the six months ended June 30, 2002 and June 30, 2001, product sales and contract revenues totaled (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Products sold to the Dermagraft Joint Venture	$4,326	$3,526	$7,286	$6,828
Contract revenues for activities performed	946	1,013	1,967	1,900

          As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing TransCyte and Dermagraft, product sales to the Dermagraft Joint Venture reflect our cost of goods sold for such products, including period costs.  Period costs reflect overhead expenses related to ongoing excess production capacity, and include rent, depreciation, quality control, facilities, supplies and other such costs to support, or which are related to, the excess production capacity.  Due to such costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers.  During the three- and six-month periods ended June 30, 2002 and June 30, 2001, such write-downs by the Dermagraft Joint Venture totaled (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Dermagraft Joint Venture inventory write-downs	$2,166	$2,896	$3,535	$5,405

NeoCyte Joint Venture

          We recognize amounts in contract revenues for research and development activities performed for the NeoCyte Joint Venture. During the three- and six-month periods ended June 30, 2002 and June 30, 2001, such amounts totaled (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Contract revenues for activities performed	$122	$109	$173	$250

          Our share of the costs incurred by us and charged to the Dermagraft and NeoCyte Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations.  For the three- and six-month periods ended June 30, 2002 and June 30, 2001, such costs charged totaled (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Charged to Dermagraft and NeoCyte Joint Ventures	$1,916	$2,612	$4,027	$4,798

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read with our financial statements and related notes included elsewhere in this report on Form 10-Q.  The discussion and analysis in this report may contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report.  Our actual results could differ materially from those discussed here.  Factors that could cause or contribute to these differences include those discussed in “Factors That May Affect Future Results” included in Part II, Item 5 below, as well as those discussed elsewhere.  Such risks and uncertainties could cause actual results to differ materially from any future performance suggested in this report.  We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report.  This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

          Advanced Tissue Sciences, Inc. is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using our proprietary tissue engineering technology.  Our leading products are skin products, TransCyte for the temporary covering of severe and partial-thickness burns, and Dermagraft for the treatment of severe skin ulcers.  In addition, we are focusing our resources on the development of tissue engineered products for other wound care, aesthetic and reconstructive, cardiovascular, orthopedic and surgical applications.  To date, these other applications include collagen and our nutrient solution, NouriCel, for aesthetic and reconstructive applications.

          TransCyte and Dermagraft are both being commercialized through a joint venture, the Dermagraft Joint Venture, with Smith & Nephew.  TransCyte is available for sale in the United States, the United Kingdom, Canada, Australia, New Zealand and South Africa, for the treatment of full and partial-thickness burns.  Dermagraft is available for sale in Canada, Australia, New Zealand and South Africa, and on a limited basis in the United Kingdom.  In September 2001, we received approval from the FDA to market Dermagraft in the treatment of chronic foot ulcers in patients with diabetes in the United States.

          In addition to the Dermagraft Joint Venture, we share in a separate joint venture with Smith & Nephew, the NeoCyte Joint Venture, for the worldwide development, manufacture and marketing of human-based tissue engineered cartilage for orthopedic applications.

          We also have a strategic alliance with Inamed for the development of tissue engineered products for aesthetic and reconstructive markets.  In 2001, Inamed filed a pre-market approval, or PMA, supplement with the FDA, seeking approval to add our human-based collagen as an alternative source of injectable collagen.  Clearance of the PMA supplement filing by the FDA would permit Inamed to market an injectable form of human-based collagen for wrinkle treatment.  The FDA requested certain additional pre-clinical data and asked for skin-test studies to be conducted.  These studies are now complete and in June 2002 Inamed submitted its PMA supplement.  Inamed is currently waiting for approval to market its product.

          In 2001, we entered into a broad strategic collaboration with Medtronic, Inc. to explore the application of our technology in the areas of cardiovascular, neurological, endocrine and spinal.  In July 2002, we announced that we had initiated a pivotal pre-clinical trial for Anginera, our tissue engineered heart patch.  The trial will examine the safety of Anginera when applied to ischemic hearts in large animals.  Ischemia is a condition in which heart tissue becomes damaged from inadequate blood flow, caused by conditions such as heart disease and heart attack.

          We also have license and supply agreements related to the use and sale of different formulations of NouriCel, and the potential development of NouriCel for additional applications.  We have agreements with three separate companies, after deciding in July 2002 to no longer pursue one such agreement.

          In March 2002, we announced the formation of a wholly-owned subsidiary, BioNuvia, Inc., to develop and market our products and potential products for aesthetics, and other markets, for enhancing appearance and rejuvenating the human body.

          In May 2002, our NouriCel alliance partner in the direct response market, Biozhem Cosmeceuticals, Inc., announced that it had signed a management services agreement with Thane International, Inc., a global leader in multi-channel marketing.  Under this agreement, Thane International will finance and manage the marketing, operations, and fulfillment of Biozhem’s RevitaCel system, which contains our NouriCel product as its main ingredient.

          In July 2002, we received FDA approval to begin a pivotal clinical trial investigating the use of a dermal replacement product developed from our technology as a substitute for a soft tissue graft during periodontal surgery.  Patient enrollment in the trial is expected to commence in the summer of 2002, with each patient expected to be followed for a minimum of six months.

          To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products, and expect to continue to incur substantial operating losses. We may never achieve a profitable level of operations, or even if we achieve profitability we may not be able to sustain it on an ongoing basis.  Through June 30, 2002, we had incurred cumulative net operating losses of approximately $309.0 million.  Our ability to achieve profitability depends in part upon:

•	our ability to successfully manufacture TransCyte and Dermagraft for burns and skin ulcers,

•	the ability of our collaborator, Inamed, to obtain regulatory approval for its human-based collagen product,

•	our ability to cost-effectively manufacture collagen and NouriCel for aesthetic applications,

•	each of these products being successfully marketed by our collaborators, and

•	successful development and commercialization of other products derived from our core technology.

          We have incurred and expect to continue to incur, either directly or through the Dermagraft Joint Venture, substantial expenditures in support of the commercialization, development, clinical trials and post-market studies of TransCyte and Dermagraft for burn and skin ulcer applications, for manufacturing systems and in advancing other applications of our core technology.  We also expect to incur additional costs for the development of products and manufacturing processes under our strategic alliance with Inamed, additional costs for the development and clinical trials of tissue engineered cartilage products through the NeoCyte Joint Venture, costs for products we are developing or may develop for cardiovascular applications, and costs associated with other products which we are currently undertaking, or may undertake from time to time.  Our agreements with our current strategic alliance collaborators are structured to share some or all of these costs as well as to potentially provide us with income from milestone payments, royalties and licensing fees for the respective products.

Results of Operations

          Joint Venture Contract Revenues.  Joint venture contract revenues were $5,394,000 for the three months ended June 30, 2002, compared to $4,642,000 for the corresponding period in 2001.  For the six months ended June 30, 2002, joint venture contract revenues were $9,426,000, a $464,000 increase over the same period in 2001.  Joint venture contract revenues include sales of TransCyte and Dermagraft to the Dermagraft Joint Venture at cost, and revenues for research and development, administration and other services performed for the Dermagraft and NeoCyte Joint Ventures.  See notes 2 and 6 to the consolidated financial statements for further discussion of transactions with the Dermagraft and NeoCyte Joint Ventures.

          Sales of TransCyte and Dermagraft to the Dermagraft Joint Venture were $4,326,000 in the three months ended June 30, 2002, and $3,526,000 in the corresponding period in 2001.  For the six months ended June 30, 2002, sales of TransCyte and Dermagraft were $7,286,000, compared to $6,828,000 for the same period in 2001.  These increases relate primarily to the growth of the Dermagraft Joint Venture’s sales of Dermagraft following FDA approval in 2001, and in the timing of our sales of Transcyte to the Dermagraft Joint Venture.  Growth in the sales of TransCyte and Dermagraft in 2002 and beyond will primarily depend on the Dermagraft Joint Venture’s success in obtaining product reimbursement from both national healthcare systems and private insurers, and on the success of Smith & Nephew in marketing and selling the products.

          Revenue for services performed for the joint ventures was $1,068,000 for the three months ended June 30, 2002, compared to $1,122,000 for the corresponding period in 2001.  Such services include research and administration.  For the six months ended June 30, 2002 revenue for services performed for the joint ventures was $2,140,000 compared to $2,150,000 for the corresponding period in 2001.

          Product Sales to Third Parties.  Product sales to third parties were approximately $1,000 in the three months, and $4,000 in the six months ended June 30, 2002, compared to $438,000 for the three and six months ended June 30, 2001.  In the second quarter of 2001, sales of collagen to Inamed were $437,000, while there have been no collagen sales in the first half of 2002.  As discussed above, product sales to Inamed halted while Inamed performed skin-test studies as requested by the FDA.  The balance of the product sales represent sales of NouriCel to two of our strategic collaborators.  The agreements with these strategic collaborators are primarily royalty-based, whereby we expect to receive the majority of our income from royalties on the collaborators’ future product sales, if any, rather than from transfer prices.

          Other Contract and Fee Revenues.  Other contract and fee revenue was $825,000 in the three months and $1,544,000 in the six months ended June 30, 2002, compared to $304,000 in the three months and $965,000 in the six months ended June 30, 2001, primarily reflecting an increase in royalty revenue from our NouriCel strategic collaborators and an increase in income from grant projects.

          Joint Venture Contract Expense.  Joint venture contract expense increased by $798,000 in the three months and by $526,000 in the six months ended June 30, 2002, compared to the comparable periods in 2001.  Joint venture contract expenses include (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Manufacturing and distribution costs	$4,376	$3,343	$7,604	$6,642
Research and development costs	394	639	755	1,171
Administration and other expenses	445	435	864	884

Total joint venture contract expenses	$5,215	$4,417	$9,223	$8,697

          As a result of a delay in Dermagraft approval by the FDA until September 2001, we continue to incur significant costs associated with excess production capacity within our manufacturing facility.  We expect to continue to have excess production capacity in future periods.  The Dermagraft Joint Venture purchases TransCyte and Dermagraft from us as they are manufactured, at cost including period costs, and immediately writes the inventory down to estimated market value at the date of purchase.  The estimated market value is the net realizable value at which the joint venture believes it will be able to sell the products to its customers.  In the six months ended June 30, 2002 inventory write-downs by the Dermagraft Joint Venture totaled $3,535,000, down from $5,405,000 in the corresponding period of 2001.  This decrease is primarily related to reduced manufacturing costs for TransCyte and Dermagraft, largely as a result of increased production quantities in our manufacturing facility, including the manufacture of our collagen product.  We incur our share of the write-downs, currently 50%, through our equity in the joint venture.  To the extent that we do not sell such products to the Dermagraft Joint Venture, we would be required to write such inventories down to net realizable value.

          Cost of Goods Sold.  Cost of goods sold for products sold to third parties, which primarily represents manufacturing period and distribution costs for human-based collagen, decreased from $999,000 in the three months ended June 30, 2001, to $773,000 in the three months ended June 30, 2002; and from $1,390,000 in the six months ended June 30, 2001 to $1,169,000 in the six months ended June 30, 2002.  This decrease primarily reflects the absence of manufacturing development costs in 2002 compared to the first half of 2001 when development costs of $798,000 were included in cost of goods sold, partially offset by a write-down of collagen inventory to estimated market value in the second quarter of 2002.

          At June 30, 2002, collagen work-in-process and finished goods inventory at cost exceeded net estimated realizable value, based on the price at which we expect to sell the collagen to Inamed, by $517,000.  We have therefore written down finished goods inventory by $454,000, and work-in-process inventory by $63,000, in the three- and six-month periods ended June 30, 2002.  The write-down partially reflects the cost of re-establishing our collagen manufacturing processes to meet Inamed’s forecast demand.  In 2001, Inamed filed a PMA supplement with the FDA, seeking approval to add our human-based collagen as an alternative source of injectable collagen.  Clearance of the PMA amendment filing by the FDA would permit Inamed to market an injectable form of human-based collagen for wrinkle treatment.  The FDA requested certain additional pre-clinical data and asked for skin-test studies to be conducted.  These studies are now complete and in June 2002 Inamed submitted its PMA supplement.  Inamed is currently awaiting approval to market their product.  We significantly reduced production quantities in the first quarter of 2002 while Inamed performed its skin-test studies, however we have re-established higher production levels in the second quarter of 2002, based on Inamed’s requirements.  The cost of producing collagen is currently greater than the price at which we will sell the collagen to Inamed, requiring the write-down of our inventory to net realizable value.  In general under the terms of our agreement with Inamed, we have the right to receive royalties on future sales of Inamed’s injectable collagen product, following FDA approval of Inamed’s PMA supplement and Inamed’s product launch.

          Research and Development Expense.  Research and development expense for projects other than those performed for our joint ventures increased by $1,562,000, to $5,803,000 in the six months ended June 30, 2002, from $4,241,000 in the comparable period of 2001.  Costs related to the development of human-based collagen increased by $1,020,000.  In 2001, collagen development costs of $798,000 were included in cost of goods sold as they related to development of the ongoing collagen manufacturing process.  In the six months ended June 30, 2002, costs of $1,036,000 relate to development of new collagen processes not directly related to the current manufacturing process, and are therefore included in research and development expenses.  In addition, in the six months ended June 30, 2002, we incurred expenses of $330,000 related to pre-clinical research into periodontal applications, compared to $40,000 for the same period in 2001.  Other research projects and research related administrative costs increased by $252,000 to $4,437,000 for the six months ended June 30, 2002.  Our research and development costs, under both our joint ventures and directly incurred by ourselves, will continue to be significant due to continuing and anticipated clinical and pre-clinical trials and post-market studies during 2002 and beyond.  In addition, during the second quarter of 2002 we have incurred, and will continue to incur, increased costs related to our new research facility, which we occupied in May 2002.  A discussion of our current research and development projects appears below:

Research and Development Expenses
For the six months ended June 30, 2002
(In thousand, except dates)
Expenditure includes overheads and support services such as quality assurance and information technology

	2002	2001	Expenditure to Date

Projects :
Dermagraft & TransCyte R&D (Dermagraft Joint Venture)	$547.5	$1,026.6	**
Articular cartilage pre-clinical research (NeoCyte Joint Venture)	207.8	144.4	**
NIST grant – vascular grafts *	—	34.0	4,365.5
Development of aesthetic & reconstructive manufacturing processes	1,727.3	722.7	4,301.8
NIST grant – ischemic repair devices *	533.3	373.2	1,450.2
Anginera pre-clinical research	382.3	256.3	1,071.4
Initial 5 year phase of NIH grant to grow heart tissue (University of Washington) *	383.8	231.8	958.2
NIH grant – tempromandibular disorders *	120.8	148.7	412.5
Periodontal pre-clinical research	330.0	40.0	602.7
Other active grants *	326.6	257.0	1,097.3
Other research & development expenditure, including management & administration	1,998.6	2,177.0	**

Total research & development	$6,558.0	$5,411.7

*	Expenditure has been at least partially re-imbursed under grants

**	Total expenditure to date not available or estimable, due to historical changes in reporting methodologies or business re-organization.

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

          Selling, General and Administrative Expenses.  Selling, general and administrative expenses in the three months ended June 30, 2002 decreased by $651,000 to $3,259,000, compared to the same period in 2001.  In the three months ended June 30, 2002 we recorded a non-cash credit of $11,000 related to compensation expense for a variable stock option, compared to a non-cash expense for the same period in 2001 of $584,000. See note 4 to the consolidated financial statements for a discussion of the variable stock option.  Selling, general and administrative expenses for the six months ended June 30, 2002 decreased by $1,716,000 to $5,939,000, compared to the same period in 2001.  In the six months ended June 30, 2002 we recorded a non-cash credit of $677,000 related to compensation expense for the variable stock option, compared to a non-cash expense for the same period in 2001 of $1,029,000.

          Equity in Losses of Joint Ventures.  Our equity in losses of joint ventures was $2,182,000 for the three months and $4,950,000 for the six months ended June 30, 2002, compared to $3,370,000 for the three months and $6,329,000 for the six months ended June 30, 2001.  These amounts represent our share of the losses of the Dermagraft and NeoCyte Joint Ventures.  Joint venture losses were reduced in 2002 primarily as a result of higher sales of Dermagraft, which also favorably impacted unit manufacturing costs.

          Joint venture product sales to third parties for the three and six months ended June 30, 2002 compared the comparable periods in 2001 were (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Dermagraft	$723	$64	$1,046	$170
TransCyte	1,191	842	1,999	1,640

Total joint venture contract expenses	$1,914	$906	$3,045	$1,810

          Interest Income and Other.  Interest income and other accounted for a net expense of $85,000 in the three months ended June 30, 2002, compared to income of $116,000 in the comparable period of 2001, and a net expense of $144,000 in the six months ended June 30, 2002 compared to income of $490,000 for the comparable period of 2001.  Interest income in the second quarter of 2002 period decreased by $117,000 from the same period in 2001, and in the six months ended June 30, 2002 decreased by $380,000 from the comparable period, primarily due to lower interest rates and lower average cash balances.  Other expense, included in interest income and other, includes a $150,000 write-down of capitalized patent costs in the six-month period ended June 30, 2002.  This write-down primarily relates to patent applications outside the United States where we have deemed the applications to no longer have commercial value.

          Interest expense. Total interest expense was $64,000 for the three months and $126,000 for the six months ended June 30, 2002, compared to $174,000 and $416,000 in the comparable three- and six-month periods of 2001.  The decreases relate primarily to a declining balance in the Chase loan, a loan used by DermEquip to purchase manufacturing assets.  See Note 1 to the consolidated financial statements for a discussion of DermEquip.  Excluding interest expense incurred on behalf of our joint ventures with Smith & Nephew, which appears in joint venture contract expense in our statement of operations, interest expense was $29,000 for the three months and $56,000 for the six months ended June 30, 2002, compared to $67,000 and $153,000 in the comparable three- and six-month periods of 2001.  These decreases relate primarily to a lower interest rate on a loan from Smith & Nephew.

Liquidity and Capital Resources

          To date, we have funded our operating expenses and capital expenditures primarily through the sale of equities, contract revenues, funding from strategic partners, bank loans, government grants, product sales and lease financing transactions.

          In addition to investments in money market funds, our cash equivalents consist primarily of investments in commercial paper, which are unsecured obligations, and obligations issued or guaranteed by the United States Government with maturities of three months or less at the date of acquisition.  Short-term investments are valued on the basis of quoted market value and consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of one year or less but more than three months, at the date of acquisition.  Cash equivalents and short-term investments are stated at amortized cost, which approximates market value.  As of June 30, 2002 and December 31, 2001, our cash equivalents and short-term investments were classified as available-for-sale.  These investments all mature in less than one year.  There were no material unrealized or realized gains or losses related to such securities in the three and six months ended June 30, 2002.  When making investments in commercial paper, we use ratings supplied by recognized debt-rating agencies to assess potential risks.

          Cash, cash equivalents and short-term investments decreased by $17,170,000 from December 31, 2001 to June 30, 2002.  Major outflows included the use of $9,447,000 to fund operations, a net investment in the Dermagraft and NeoCyte Joint Ventures of $6,344,000, and $1,453,000 for the repayment of debt.  Included in the $9,447,000 to fund operations were an increase in inventory of $1,200,000 from December 31, 2001, largely as a result of collagen produced in the first half of 2002 to meet Inamed’s forecast demand, and the receipt of $3,546,000 from Inamed in the first quarter of 2002 relating to shipments of collagen that we made in the fourth quarter of 2001.

          Current and long-term debt at June 30, 2002 decreased by $1,453,000 from December 31, 2001, primarily reflecting a reduction in the DermEquip Chase loan.  Accrued expenses decreased by $436,000 over the same period, primarily as a result of a decrease in accrued wages and benefits.

          There were no deferred revenues at June 30, 2002.

          Under an agreement with the supplier of the mesh framework used by us in the manufacture of Dermagraft, we are committed to purchasing minimum quantities.  Based upon current market prices the commitment is estimated to be approximately $2.5 million in 2002, with the current agreement expiring in January 2003.  We have not made any purchases under the agreement in the first half of 2002.

          We expect to continue to expend cash as we incur substantial research and development expenses, additional costs in support of clinical and pre-clinical trials, general and administrative costs in support of product commercialization, expenditures for capital equipment and patents, and as we invest in product inventory.  In addition, under the terms of our agreements with Smith & Nephew, we have agreed to fund our share of the costs of the Dermagraft and NeoCyte Joint Ventures.  To the extent that such costs can be forecast, they are mutually agreed by us and Smith & Nephew as partners in the joint ventures.  We have also agreed to fund specified costs to develop products, and related manufacturing processes, which will be marketed by Inamed under the terms of our licensing agreement.  These uses of cash are expected to be only partially offset by revenues received from the Dermagraft and NeoCyte Joint Ventures with Smith & Nephew, from the Inamed alliance, from sale or royalties under our alliance agreements for the marketing of NouriCel-based products, or from other potential revenue sources.  If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture, we would experience a substantial increase in the need for and use of our cash to support the commercialization and manufacture of TransCyte and Dermagraft.  If Smith & Nephew were to terminate the NeoCyte Joint Venture, we would experience an increase in the need for and use of our working capital to support the development of our orthopedic cartilage products, or we would need to reduce or terminate our investment in such development if funding from other sources were not available to us.

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

          We believe that our existing working capital, in addition to other sources of funds, will be sufficient to maintain our planned operations at least through 2002.  In addition, other funds may may be obtained through public or private offerings of equity or debt securities.  In June 2002, we filed a Form S-3 registration statement with the SEC, which it declared effective in the same month, for the issuance of up to 10 million shares of common stock from time to time in one or more future financings, at prices and on terms to be determined at the time of issuance.  As of 12, 2002, we have not sold any securities under the shelf registration.  We may not be able to sell such securities on terms acceptable to us, or we may decide to seek alternative methods of raising additional funds.  Such methods may be through the issuance of debt securities.

          Other sources of funds that we may potentially use in future periods are payments related to new strategic alliances or other collaborative arrangements, or the extension or expansion of existing strategic alliances.  This may include payments from alliances with Smith & Nephew, Inamed, or our other strategic collaborators.  However, funds from the sources outlined above may not be available when needed or on terms favorable to us, under existing arrangements or otherwise, and we may not be successful in entering into any other strategic alliances or collaborative arrangements.

          We continually review our product development activities in an effort to allocate available resources to those products we believe have the greatest commercial potential.  Factors considered by us in determining the products to pursue include projected market demand, potential for regulatory approval and reimbursement under existing healthcare systems if required, as well as anticipated healthcare reforms, technical feasibility, expected and known product attributes and estimated costs to bring the product to market.  Based on these and other factors that we consider relevant, we may from time to time reallocate resources among research and product development activities.  Additions to products under development or changes in products being pursued can substantially and rapidly change our funding requirements.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in interest-rate sensitive securities.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at June 30, 2002.

PART II - OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Security Holders

          Our annual meeting of stockholders was held on May 29, 2002.  During the annual meeting, the stockholders elected the following nominees to our board of directors to serve for the term of one year or until their successors have been elected and qualified.  The votes of the stockholders for each of the director nominees was as follows :

Nominee	In Favor	Withheld	Abstained

Arthur J. Benvenuto	65,987,505	2,702,098	—
Dr. Gail K. Naughton	66,795,238	1,894,365	—
Michael D. Ellwein	66,547,143	2,142,460	—
Jerome E. Groopman, M.D.	66,569,628	2,119,975	—
Jack L. Heckel	66,140,242	2,549,361	—
Ronald L. Nelson	66,151,223	2,538,380	—
Dayton Ogden	66,450,394	2,239,209	—
David S. Tappan, Jr.	66,492,901	2,196,702	—
Dr. Gail R. Wilensky	66,157,868	2,531,735	—

          The stockholders also ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002 with 67,717,975 shares in favor of the proposal, 825,232 shares opposed and 146,496 shares abstaining.  Broker non-voting did not occur with regard to the election of directors or the appointment of Ernst & Young.

          A proposal to approve and adopt an amendment to Article XI of our By-Laws was approved, with 45,257,834 shares in favor of the proposal, 2,649,663 shares opposed and 488,805 shares abstaining.  There were 22,293,301 broker non-votes.

          Additionally, a proposal to approve an amendment to our 1997 Stock Incentive Plan to increase the number of shares of common stock available for issuance by an additional 4,500,000 shares was approved, with 41,635,524 shares in favor of the proposal, 4,403,082 shares opposed and 357,695 shares abstaining.  There were 22,293,302 broker non-votes.

ITEM 5 - Other Information

Factors That May Affect Future Results

We have a history of losses and may not become profitable.

          To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products and expect to continue to incur substantial operating losses.  Through June 30, 2002, we had incurred cumulative net operating losses of approximately $309.0 million.  Our ability to achieve profitability depends in part upon our ability to successfully manufacture Dermagraft and TransCyte for skin ulcers and burns, for our collaborator, Inamed, to obtain regulatory approval for its human–based collagen product, for us to cost–effectively manufacture collagen and our nutrient solution for aesthetic applications, for each of these products to be successfully marketed by our collaborators, and for us successfully to develop and commercialize other products derived from our core technology.  We may never achieve a profitable level of operations or even if we achieve profitability, we may not be able to sustain it on an ongoing basis.

We will need additional funds to support planned operations.  If we are unable to obtain them, we would be unable to complete our research or product development programs and would have to reduce or cease operations, or attempt to sell some or all of our operations or to merge with another entity.

          The further development of our technology and products as well as any further development of manufacturing capabilities or the establishment of additional sales, marketing and distribution capabilities will require the commitment of substantial funds.  We believe that our existing working capital, in addition to other sources of funds, will be sufficient to fund our planned operations through 2002; however, additional funds will be required to maintain our planned operations beyond 2002.  We base our forecasts of additional funds on many uncertain variables.  These uncertainties include the timing of events outside our direct control such as product launches by collaborators, the success of such product launches, negotiations with potential strategic partners, regulatory approvals, the success of our partners in obtaining reimbursement coverage, and other factors.  Any of these uncertain events can significantly change our cash requirements, as they determine, among other factors, one-time events such as the receipt of major milestones and other payments.  In June 2002, we filed a Form S-3 registration statement with the SEC, which it declared effective in the same month, for the issuance of up to 10 million shares of common stock from time to time in one or more future financings, at prices and on terms to be determined at the time of issuance.  As of August 12, 2002, we have not sold any securities under the shelf registration.  We may not be able to sell such securities on terms acceptable to us, or we may decide to seek alternative methods of raising additional funds.

          Potential sources of additional funds include payments from our alliances with Smith & Nephew and Inamed, and to a lesser extent Biozhem Cosmeceuticals, Inc. and SkinMedica, Inc.  If, for any reason, Smith & Nephew were to terminate the Dermagraft Joint Venture, we would experience a substantial increase in the need for and use of our working capital to support the commercialization and manufacture of our Dermagraft and TransCyte products, and we would need to pursue other means to obtain funds such as public or private offerings of debt or equity securities, collaborative agreements or extensions of existing arrangements.  If Smith & Nephew were to terminate the NeoCyte Joint Venture, we would experience an increase in the need for and use of our working capital to support the development of our orthopedic cartilage products, or we would need to reduce or terminate our investment in such development if funding from other sources were not available to us.

          We may not satisfy the milestones for additional funds under the joint ventures with Smith & Nephew or the alliance with Inamed.  We also may not be able to obtain adequate funds under other existing or future arrangements when such funds are needed or, if available, on terms acceptable to us.

          Insufficient funds may require us to delay, scale back or terminate certain of our research and product development programs, license third parties the right to commercialize products or technologies that we would otherwise commercialize ourselves, sell rights to our technology, or attempt to merge with another entity or otherwise reduce or cease operations.

If our operating results fluctuate significantly, it could result in a lower price of our stock, which could negatively affect your investment and our ability to raise additional capital.

          We expect our operating results to fluctuate from period to period based upon when we incur expenses and receive revenues from product sales, contract fees, milestones, royalties and other potential sources of income.  We believe some of these fluctuations may be significant, and you could lose some or all of your investment.

Our products may not be accepted by the market and may not be successfully commercialized because physicians and patients may not purchase or use them, or patients may have adverse reactions.

          Our products are based on new and innovative technologies, and the medical community or the general population may not broadly purchase or use our products as alternatives to existing methods of treatment.  We may be unable to sell our products, or unable to sell our products in quantities that meet our existing forecasts, due to:

          •    their respective cost;

          •    concerns related to efficacy;

          •    the effectiveness of alternative methods of treatment;

          •    the insufficiency of third-party reimbursement; and

          •    reports of adverse reactions.

          Any future negative events or other unfavorable publicity involving the use of our products could also limit the acceptance of our products.  Both we and Smith & Nephew have limited direct experience marketing or obtaining third-party reimbursement for these types of products.

          Additionally, TransCyte has been marketed and sold in the United States since 1997, however it has not achieved widespread commercial acceptance.  Similarly, Dermagraft was only approved in 2001 for marketing in the United States and our experience, and that of Smith & Nephew, in marketing Dermagraft is therefore limited.  TransCyte, Dermagraft, or our human-based collagen if approved by the FDA, may never achieve commercial acceptance in the United States or elsewhere.  Similarly, our strategic collaborators may never achieve significant sales of products containing NouriCel.

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

          We are relying on Smith & Nephew, Inamed and others to market our products both domestically and internationally.  Our success in generating revenues from, and market acceptance of, Dermagraft and TransCyte will depend on the marketing efforts of Smith & Nephew.  Market acceptance of human-based collagen will depend in part on the regulatory and marketing efforts of Inamed.  Sales of products containing NouriCel will depend on the marketing capabilities of Biozhem, Thane International, SkinMedica and other parties to whom we license rights to sell products.  We cannot control the amount and timing of resources that Smith & Nephew, Inamed or others may devote to marketing and selling our products, or their ability or willingness to continue investment in such activities.  In addition, the Dermagraft and NeoCyte Joint Venture agreements provide that they may be terminated before their expiration if specified events occur, such as a material default, change of control, partner’s election to withdraw, the cessation of the partnership’s regular operations for implementing its business purpose, mutual agreement, or a voting deadlock on a material issue, all or some of which may be outside of our control.

          If Smith & Nephew does not perform its obligations as expected, or if it has a strategic shift in its business focus, it would be difficult for us successfully to complete the development and marketing efforts of the Dermagraft and/or NeoCyte Joint Ventures.  Our failure to achieve broad use of Dermagraft for the treatment of diabetic foot ulcers, TransCyte for burn care and human-based collagen or NouriCel for aesthetic applications, would hurt our ability to generate revenues and any future profits.

          To the extent that we choose not to or are unable to establish alternative arrangements in the event of a collaborators’ failure to meet its obligations under one or more of our collaborative agreements, we would experience increased capital requirements to undertake research, development and marketing of our proposed products at our own expense.  If we are unable to meet these expenses, we may be unable to continue our operations.

If we, or our collaborators, are not able to obtain regulatory approval, we will not be able to sell the affected products.  If approval is delayed, it could increase the cost of product development, or ultimately prevent or delay our ability to sell our products and generate revenues.

          To sell our products that are under development, and our existing products for additional applications, we or our collaborators must usually receive regulatory approvals.  To obtain approvals for new products, we or our collaborators must conduct clinical studies demonstrating that the respective products are safe and effective, which can be expensive and time-consuming.  Similar clinical studies may also be required to obtain approval for additional applications of our existing products.  We or our collaborators may be unable to obtain regulatory approval on a timely basis, if at all.  If regulatory approval cannot be obtained for a regulated product or any additional application of such a product, that product cannot be sold in the respective country and revenues will never materialize.

          Our products, or potential products, may not be successful in ongoing or future clinical trials.  Such trials may be delayed or halted for various reasons, including:

          •    the product is not effective, or physicians think that it is not effective;

          •    patients experience severe side effects during treatment;

          •    patients do not enroll in the study at the rate we expect; or

          •    product supplies are not sufficient to treat the patients in the study.

          In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process.  The FDA and foreign regulatory authorities may not agree that we have demonstrated that our products are safe and effective after clinical trials are completed.  The FDA and other state and foreign regulatory authorities require rigorous pre–clinical testing, clinical trials and other product approval procedures for our regulated products.  Numerous regulations also govern the manufacturing, safety, labeling, storage, record keeping, reporting and marketing of our regulated products.  The process of obtaining these approvals and complying with applicable government regulations is time consuming and expensive.  The FDA and other state or foreign regulatory authorities have limited experience with our technology and products.  As a result, our products are susceptible to requests for clinical modifications or additional supportive data, or changes in regulatory policy, which could substantially extend the test period for our products resulting in delays or rejections.  Even after substantial time and expense, we may not be able to obtain regulatory product approval by the FDA or any equivalent state or foreign authorities.  If we obtain regulatory product approval, the approval may limit the uses for which we may market the product.

          TransCyte, Dermagraft and cartilage products are subject to regulation by the FDA as medical devices.  The FDA has informed us that our epicardial angiogenesis patch, known as Anginera, may be regulated as a biologic.  In 2000, an IDE was submitted to the FDA requesting approval to begin pilot human clinical studies using human–based cartilage tissue for articular resurfacing of the knee joint, under the NeoCyte Joint Venture.  The FDA raised agency jurisdictional issues as to whether or not this product should be regulated as a medical device or biologic, as well as questions about the pre–clinical studies.  Our other tissue products, currently in various stages of development, could be regulated as medical devices, biologic products or pharmaceutical products.  Legislative and regulatory initiatives concerning the regulation of tissue and organ transplants are ongoing and could affect the future regulation of our products.  It is not possible at the present time to predict accurately either the time frame for such action, or the ultimate effect that such initiatives could have, if any, on the products under development or on applications for existing products.  Unlike PMA submissions for medical devices, the FDA has no regulatory time limit within which it must review and act upon submissions treated as biologics.  As a result, the time period for final action often takes several years from submission, usually exceeding that expected for a PMA application.  In addition, we have very limited experience with biologic applications, and neither we nor the FDA have experience of applying biologic regulations to our technology and products.

          In Europe, we have been seeking approval of Dermagraft as a pharmaceutical through the Mutual Recognition process.  We had filed an application with the Swedish regulatory authorities as the Reference Member State to review the initial marketing approval application of Dermagraft in the treatment of chronic full–thickness diabetic foot ulcers.  In 2001, the Swedish regulatory authority completed its initial review of the marketing application and determined that additional clinical data and technical elements are required to comply with pharmaceutical approval requirements.  We have decided to withdraw the application pending the development of a European strategy, including the appropriate use of our financial resources and those of our joint venture partner.

          Although the FDA has classified TransCyte and Dermagraft as medical devices, the state of California has notified us that we must register as a tissue bank to manufacture or distribute TransCyte and Dermagraft, and the state of New York requires us to register as a tissue bank to manufacture or distribute TransCyte.  Although some states do not regulate tissue banks, there are certain other states besides California and New York that do.  Such states could take a position similar to California and New York with regard to the regulatory status of our tissue products.  In June 1997, we submitted a petition to the FDA requesting an advisory opinion that the FDA’s federal regulation of TransCyte as a medical device pre-empts conflicting New York statutes from regulating the product as banked human tissue.  In January 2000, the FDA responded to our request with an opinion stating that New York State tissue bank licensing requirements were not pre–empted by the FDA’s federal regulation.  Subject to individual state regulations, we and our customers could be subjected to additional regulations, registrations and associated costs.  In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited.  We are currently distributing TransCyte and Dermagraft in California, and TransCyte in New York, under tissue banking licenses that enable us to charge a fee for service rendered at a profit.  In California, the license is provisional.  Due to the similarities of our products and their common technology platform, regulations applicable to TransCyte and Dermagraft are also expected to apply to other future products, if successfully developed, including NeoCyte.

          In May 2001, McGhan Medical Corporation, a subsidiary of Inamed, filed a PMA supplement with the FDA, seeking approval to add our human-based collagen as an alternative source of injectable collagen.  Clearance of the PMA amendment filing by the FDA would permit Inamed to market an injectable form of human-based collagen for wrinkle treatment.  In October 2001, Inamed announced that the FDA had requested additional pre-clinical data and had asked for skin-test studies to be conducted.  Inamed has not purchased our human-based collagen in 2002, pending the results of the skin–test studies.  These studies are now complete.  In June 2002 Inamed submitted its PMA supplement to the FDA.  Inamed is currently awaiting approval to market its product.  We significantly reduced collagen production quantities in the first quarter of 2002 while Inamed performed their skin-test studies, however we have re-established higher production levels in the second quarter of 2002, based on Inamed’s requirements.  We expect to recommence shipping to Inamed in the second half of 2002.  The cost of producing collagen is currently greater than the price at which we will sell the collagen to Inamed, requiring the write-down of our inventory to net realizable value.  While we expect the cost of producing collagen to decline, we may never be able to produce collagen at a cost that would would allow us to make a significant profit under our agreement with Inamed.   While we would receive royalties on future sales of Inamed’s injectable collagen product, such royalties are dependent upon FDA approval of Inamed’s PMA supplement, and Inamed’s success in launching the product.  The FDA may never approve Inamed’s PMA supplement and Inamed may never launch their product.  If the product is not launched, we will not receive further payments under our agreement with Inamed and may never be able to sell our human-based collagen.

          After regulatory approval is obtained, our products, their manufacture and related manufacturing facilities will be subject to continual review and periodic inspections.  Any subsequent discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturing, including withdrawal of the product from the market.  For example, after inspecting our manufacturing facility early in 1998, the FDA notified us of objectionable conditions under a Form FDA 483 list of observations concerning our manufacturing processes and systems for Dermagraft and TransCyte. In September 1998, we successfully completed a re-inspection by the FDA of our manufacturing facility and quality systems and have passed subsequent inspections.  However, we must continue to pass future facility inspections by the FDA and foreign regulatory authorities.

          Our research and development activities and operations involve the controlled use of small quantities of radioactive compounds, chemical solvents and other hazardous materials.  In addition, our business involves the growth of human-based tissues.  If an accident occurs, we could be held liable for any damages that result.  In addition, these research activities and operations are subject to continual review under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other federal, state or local laws and regulations which impact our ability to develop and market our products.

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

          Our dependence upon having exclusive rights to the technology covered under our owned or licensed patents and patent applications is subject to the following risks, among others:

•	applications may not result in issued patents;

•	current or future issued or licensed patents, trade secrets or know-how may not afford protection against competitors with similar technologies or processes;

•	any patents issued may be infringed upon or be designed around by others, or be challenged and invalidated; and

•	others may independently develop technologies or processes that are the same as or substantially equivalent to ours.

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

If third-party suppliers of materials necessary to manufacture our products do not supply quality materials in a timely manner, it may delay or impair our ability to develop and commercialize products on a timely and competitive basis, or prevent or limit our potential future profitability.

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

          Interruptions in supplies for the manufacture of our Dermagraft, TransCyte and human-based collagen products may occur and we may have to obtain substitute vendors for these materials.  Any significant supply interruption would delay our marketing, product development or clinical trial programs.  In addition, an uncorrected impurity or supplier’s variation in a raw material, either unknown to us or incompatible with our manufacturing process, could prevent or delay our ability to manufacture products.  These delays may limit our revenues.

If our products that are in an early stage of development are never successfully commercialized, we may not have revenues to continue operations.

          We have products that are in an early stage of development.  To date, TransCyte and Dermagraft are the only regulated products of ours that are approved for commercial sale in the United States, however, Dermagraft was only approved in September 2001, and as with any novel medical technology, private and public reimbursement is not automatically conveyed upon FDA approval.  In December 2001, Dermagraft received an Ambulatory Payment Classification pass-through code under the Hospital Outpatient Prospective Payment System from Centers for Medicare and Medicaid Services, covering Medicare patients with diabetic foot ulcers treated in a hospital outpatient setting.  The code became effective on April 1, 2002.  Each Medicare local carrier or fiscal intermediary can begin developing coverage guidelines to determine when, how often and under what conditions they will pay for the use of Dermagraft for patients with chronic diabetic foot ulcers.  We have announced that Smith & Nephew has established reimbursement guidelines with a number of states, however there can be no assurances that Medicare local carriers or fiscal intermediaries will pay for the use of Dermagraft in all states.

          Our human-based collagen product still requires further marketing approvals from the FDA, and all of our other regulated products are at earlier stages of research, development and testing.  For example, we are in the early stages of investigating the use of our technology in surgical mesh for hernia repair, rectal and vaginal prolapse and pelvic reconstruction; surgical sealants and hemostats; and surgical products for the treatment of gastro-esophageal reflux disease.  Our early stage products, including additional indications for Dermagraft and TransCyte, may require significant additional research and development, as well as extensive pre–clinical and clinical testing.

          Since our products are based on innovative technologies, there are many reasons why our products may not advance beyond their early stage of development.  These reasons include the possibilities that:

•	we may have insufficient financial resources to pursue all or any of our potential programs through to commercialization;

•	any or all of these products will be found to be unsafe or ineffective or otherwise fail to receive necessary regulatory approvals;

•	our products are uneconomical to market;

•	third parties may hold legal rights that preclude us from marketing such products; or,

•	our products fail to achieve market acceptance because of competing technologies or products.

Risks Related to Our Industry

Healthcare reform measures and reimbursement procedures may prevent us from obtaining an adequate level of reimbursement for our products that in turn would decrease our ability to generate revenues.

          Our ability to commercialize our regulated products successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations.  In the United States, government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new products.  Initiatives to reform healthcare delivery are increasing these cost containment efforts.  As managed care organizations continue to expand as a means of containing healthcare costs, we believe there may be attempts by such organizations to restrict the use of, delay authorization to use, or limit coverage and the level of reimbursement for new products such as ours, pending completion of analysis of the relationship between the cost and the benefit of such products.  Internationally, where national healthcare systems are prevalent, little, if any, funding may be available for new products, and cost containment and cost reduction efforts can be more significant than in the United States.

          Our TransCyte and Dermagraft products are novel and as such are subject to inherent uncertainty in the area of reimbursement.  Adequate government or private coverage or level of reimbursement may not be available for any of our products, and we may not be able to maintain price levels sufficient for the realization of an appropriate return on our investment in such products.  Failure to obtain sufficient coverage and reimbursement levels for uses of our products could decrease the market acceptance of such products.

Discoveries or development of new technologies by our competitors or others may make our products less competitive or make our products obsolete.

          The biomedical technology industry is subject to rapid, unpredictable and significant technological change. Competition to our technology is intense and may come from universities, research institutions, tissue engineering companies, xenotransplant companies, various divisions of major pharmaceutical companies and other pharmaceutical, biotechnology and medical products companies.  Many competitors or potential competitors have greater financial resources, research and development capabilities, and manufacturing and marketing experience than we do.  We rely and will continue to rely on our partners and potential partners to provide some or all of these resources in order for us to compete.

          The relative speed with which we can develop products, complete clinical trials, obtain regulatory approvals and develop commercial manufacturing capabilities are some of the major determinative factors in establishing our competitive position. Our ability to attract and retain qualified scientific, manufacturing, marketing and other personnel, obtain and maintain patent protection and secure funding are also expected to be key competitive factors for us.

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

          In the field of wound care, several companies have developed technologies involving cadaver, human-cell or animal-derived tissues as dermal replacement products. Products that compete with TransCyte in the burn market include LifeCell Corporation’s Alloderm, processed from cadaver skin, and Genzyme Biosurgery’s EpiCel, sheets of epidermis grown from the patient’s own tissue. In addition, we are aware that Ortec International, Inc. has received marketing approval from the FDA for its composite cultured skin product, OrCel, consisting of human fibroblasts and keratinocytes on a bovine collagen sponge for use in healing donor site wounds in burn victims. Burn products that contain animal-derived tissue include Integra Life Sciences’ Integra Artificial Skin, consisting of a bovine collagen and glycosaminoglycan matrix with a synthetic polymer covering.

          Organogenesis, Inc. has been marketing, under an alliance with Novartis Pharma AG, Apligraf, made with two types of living human skin cells, epidermal keratinocytes and dermal fibroblasts, for diabetic foot ulcers and venous ulcers.  However, in July 2002, Organogenesis disclosed that it has entered into discussions with Novartis to reacquire commercialization rights to Apligraf.  We also compete with larger pharmaceutical or biotechnology companies who have biological based products for the treatment of wounds. One such product is Regranex, a genetically-engineered platelet-derived growth factor used in the treatment of neuropathic diabetic foot ulcers.  Chiron Corporation supplies the active ingredient, becaplermin, used in Regranex, while the final product Regranex Gel is manufactured and marketed by the Ortho-McNeil division of Johnson & Johnson.  Several other companies are also developing or plan to develop growth factors as a treatment for partial-thickness or small full-thickness wounds.

          Potential competition for our human-based collagen product, to be marketed by Inamed within the wrinkle revision market, will, we believe, come from existing therapies such as bovine collagen and cadaver sources, as well as from new potential products. We are aware of a potential competitor capable of producing recombinant human collagen.  Within the wrinkle revision market, we believe that our human-based collagen may compete with products such as Zyderm and Zyplast, Inamed’s existing bovine collagen  products, fat injections, gelatin or cadaver-based collagen products, and hyaluronic acid products, currently available in Europe, Canada and Australia. We are also aware of two hyaluronic acid based products, Hylaform, licensed by Genzyme Biosurgery to Inamed, and Restylane, from Q-Med of Sweden, that are currently in clinical trials for wrinkle revision. In April 2002, Botox, a botulinum toxin product marketed and manufactured by Allergan, Inc., was approved by the FDA for use in the treatment of moderate to severe glabellar lines in adults aged 65 and younger. This approval applies to the vertical lines between the eyebrows, or the “frown lines”, a limited segment of the target market for Inamed’s collagen product.

          Competition in the cosmetics and cosmeceuticals field is very highly fragmented. Many of our competitors and potential competitors have greater financial and marketing resources than us or our current partners.

          With respect to cartilage repair, Genzyme Tissue Repair is currently selling a service to process a patient’s own cartilage cells as a treatment for articular defects in the knee. We are aware that Integra and Osiris Therapeutics, Inc. are also engaged in research on cartilage regeneration products.

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

          Our success will depend in large part upon our ability to attract and retain qualified and experienced scientific,management and administrative personnel, as well as the continued contributions of our existing senior management and scientific and technical personnel.  We face strong competition for such personnel and we may be unable to attract or retain such individuals.  For instance, some competitors have begun to expand their research and manufacturing capabilities in San Diego, resulting in significantly increased competition for personnel, and potential increases in the cost of retaining qualified personnel.  Failure to continue to attract and retain qualified and experienced personnel will limit our ability to achieve our business objectives and could make it difficult to raise additional funds or to attract partners.  We do not have employment agreements with any of our executive officers or other employees, although our executive officers have change of control agreements in place.

We may not have adequate insurance and, if we become subject to product liability claims, it may result in reduced demand for our products or damages that exceed our insurance limitations.

          The use of any of our products, whether for commercial applications or during clinical trials, exposes us to an inherent risk of product liability claims if such products cause injury, disease or result in harmful effects. Such liability might result from claims made directly by healthcare institutions, contract laboratories or others selling or using such products. We currently maintain product liability insurance coverage, however such insurance coverage might not be sufficient to fully cover any potential claims. Additionally, such coverage may not always be available to us, or available at an acceptable cost, as such insurance can be expensive and difficult to obtain. Any product liability claim in excess of insurance coverage would have to be paid out of our cash reserves existing at such time as the claim arises, which would have a detrimental effect on our financial condition.

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

          The market price of our common stock has fluctuated significantly in recent years and is likely to fluctuate in the future.  For example, from April 1998 to August 9, 2002, our common stock has closed as high as $12.13 per share and as low as $1.01 per share.  Factors contributing to this volatility have included:

          •    the timing of approval and commercialization of products;

          •    the results of research or scientific discoveries by us or others;

          •    progress or the results of pre-clinical and clinical trials;

          •    new technological innovations;

          •    developments concerning technology rights;

          •    litigation and related developments;

          •    public perception regarding the safety and efficacy of our products;

          •    fluctuations in our and our competitors’ financial performance; and

          •    general and industry specific equity market volatility.

          In June 2002 we filed a Form S-3 registration statement with the SEC, which it declared effective in the same month, for the issuance of up to 10 million shares of common stock from time to time in one or more future financings, at prices and on terms to be determined at the time of issuance.  As of August 12, 2002, we have not sold any securities under the shelf registration, and the closing price of our common stock on August 9, 2002, the last available closing price, was $1.04.  The sale of 10 million shares at current market prices will not provide sufficient funds to enable us to reach a profitable level of operations, and we would need to seek additional funding in future periods through the sale of equity or debt securities, through new strategic alliances or other collaborative arrangements, or through the extension or expansion of existing strategic alliances.  However, funds from the sources outlined above may not be available when needed or on terms favorable to us, under existing arrangements or otherwise, and we may not be successful in entering into any other strategic alliances or collaborative arrangements.  If funding were not available, we would need to delay commercialization of our products, reduce the level of our operations, or cease operations.  If this were to occur, you could lose some or all of your investment.

          Additionally, the market price of our securities could be negatively impacted by sales of a large number of our securities or the perception that these sales could occur.  Such sales also might make it more difficult for us to sell equity securities in the future at a price that we deem to be an appropriate valuation.

Under certain circumstances, our common stock could be delisted from public securities markets.  This could make it difficult for you, or prevent you, from realizing a return on your investment in our common stock.

          Our common stock is traded on the National Association of Securities Dealers Automated Quotation, or NASDAQ, National Market System under the symbol ATIS.  NASDAQ rules determine that failure to maintain criteria could lead to our common stock being delisted.  Such criteria include, but are not limited to, maintaining a minimum market value of publicly held shares, maintaining a minimum stockholders’ equity, and maintaining a minimum bid price per share of common stock.  For example, our common stock could be delisted if it closed at below $1.00 per share for 30 consecutive trading days.  In 2002, the price of our common stock has closed as low as $1.01.  If our common stock were delisted from the NASDAQ National Market System, you may be unable, or may find it more difficult, to find a buyer for the common stock, and you could lose some or all of your investment in our common stock.

Our charter documents or stockholder rights plan may prevent us from participating in transactions that could be beneficial to stockholders.

          Our stockholder rights plan and provisions in our amended and restated certificate of incorporation and restated by-laws may discourage transactions involving an actual or potential change in our ownership, including transactions in which you might otherwise receive a premium for your shares over the prevailing market price.  These provisions may also limit our stockholders’ ability to approve transactions that they deem to be in their best interest.  In addition, our board of directors may issue shares of preferred stock without any further action by stockholders.  Such share issuances may have the effect of delaying or preventing a change in our ownership.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company	Incorporated by Reference to Exhibit 3.1 to the Company’s Form 10-Q for the Quarter Ended June 30, 2000
3.2	Restated By-Laws of the Company	Incorporated by Reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated June 12, 2002
4.1

Rights Agreement, dated as of January 6, 1995, between the Company and Chemical Trust Company of California, including the Certificate of Determination for the Series A Junior Participating Preferred Stock as Exhibit A, the Form of Summary of Rights to Right Certificate as Exhibit B and the Purchase Preferred Shares as Exhibit C

Incorporated by Reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated January 5, 1995
4.2	First Amendment to Rights Agreement entered into as of November 8, 1999, between ChaseMellon Shareholder Services, L.L.C. and Advanced Tissue Sciences, Inc.	Incorporated by Reference to Exhibit 1 to the Company’s Form 8-A, as amended, dated November 10, 1999
4.3	Second Amendment to Rights Agreement entered into as of December 13, 1999, between ChaseMellon Shareholder Services, L.L.C. and Advanced Tissue Sciences, Inc.	Incorporated by Reference to Exhibit 1 to the Company’s Form 8-A, as amended, dated March 28, 2000
99.1	Certification of Chief Executive Officer	Filed Herewith
99.2	Certification of Chief Financial Officer	Filed Herewith

(b)   Reports on Form 8-K

            None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED TISSUE SCIENCES, INC.

Date: August 12, 2002	/s/ Arthur J. Benvenuto

Arthur J. Benvenuto
Chairman of the Board, President and Chief Executive Officer

Date: August 12, 2002	/s/ Mark J. Gergen

Mark J. Gergen
Chief Financial and Development Officer (Chief Financial Officer)

Date: August 12, 2002	/s/ Andrew. J. Buckland

Andrew J. Buckland
Executive Director, Finance (Chief Accounting Officer)