Form 10-Q
period 2002-09-30
ADVANCED TISSUE SCIENCES INC
filed 2002-11-19
CIK 829549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at November 18, 2002 was 73,154,753.

On October 10, 2002, Advanced Tissue Sciences, Inc. and four wholly-owned subsidiaries filed voluntary petitions for reorganization under Title 11 of the United States Code, or the Bankruptcy Code. The petitions were filed with the United States Bankruptcy Court for the Southern District of California. The bankruptcy proceedings are being jointly administered under case number 02-09988-M11. We are currently operating our business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code.

ADVANCED TISSUE SCIENCES, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I—FINANCIAL INFORMATION

ITEM 1—Financial Statements

INTRODUCTION TO THE FINANCIAL STATEMENTS

The financial statements have been prepared by Advanced Tissue Sciences, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under such rules and regulations. We believe that the disclosures are adequate and should be read together with the financial statements and the notes included in our annual report on Form 10-K for the year ended December 31, 2001, and the discussion of our critical accounting policies indentified under the caption “Critical Accounting Policies” in that report. Results for the interim period ended September 30, 2002 are not necessarily indicative of results to be expected for the full year.

Dermagraft®, NouriCel™, Anginera™ and BioNuvia™ are our trademarks.TransCyte® is a registered trademark of Smith & Nephew plc. Each other trademark, trade name or service mark appearing in this Form 10-Q belongs to its holder.

On October 10, 2002, Advanced Tissue Sciences, Inc. and four wholly-owned subsidiaries filed voluntary petitions for reorganization under Title 11 of the United States Code, or the Bankruptcy Code. The petitions were filed with the United States Bankruptcy Court for the Southern District of California. The bankruptcy proceedings are being jointly administered under case number 02-09988-M11. We are currently operating our business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The bankruptcy filings are discussed in more detail in note 7 to the consolidated financial statements. Because the bankruptcy proceedings commenced after the end of the quarterly period covered by the financial statements presented in this report, the results have not been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”

ADVANCED TISSUE SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,050	$29,973
Receivable from joint ventures	1,713	1,852
Receivable from Inamed	—	3,546
Inventories	8,227	6,605
Other current assets	2,450	2,669

Total current assets	15,440	44,645
Property – net	9,748	11,067
Patent costs – net	2,015	2,527
Restricted cash	1,700	1,700
Other assets	2,282	1,983

Total assets	$31,185	$61,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$905	$1,050
Payable to joint ventures	5,400	6,039
Accrued expenses	3,852	4,314
Current portion of long-term debt and capital lease obligations	2,560	2,734

Total current liabilities	12,717	14,137
Long-term debt and capital lease obligations	1,920	3,840
Other long-term liabilities	1,975	1,922

Total liabilities	16,612	19,899

Stockholders’ equity:
Common stock, $.01 par value; 125,000,000 shares authorized; 73,154,753 and 73,148,553 shares issued and outstanding at September 30, 2002 (unaudited) and December 31, 2001	732	731
Additional paid-in capital	334,657	335,368
Note received in connection with sale of common stock and deferred compensation applicable to common stock	(1,392)	(1,370)
Accumulated deficit	(319,424)	(292,706)

Total stockholders’ equity	14,573	42,023

Total liabilities and stockholders’ equity	$31,185	$61,922

See accompanying notes to the consolidated financial statements.

ADVANCED TISSUE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Revenues:
Joint venture contract	$4,806	$4,174	$14,232	$13,136
Product sales to third parties	6	790	10	1,228
Contracts and fees
Milestones	—	5,000	—	5,000
Others	258	421	1,802	1,386

Total revenues	5,070	10,385	16,044	20,750

Costs and expenses:
Joint venture contract	4,817	3,618	14,040	12,315
Cost of goods sold	404	1,346	1,573	2,736
Research and development	3,606	1,977	9,409	6,218
Selling, general and administrative	3,177	2,214	9,116	9,869

Total costs and expenses	12,004	9,155	34,138	31,138

Loss from operations before equity in losses of joint ventures	(6,934)	1,230	(18,094)	(10,388)
Equity in losses of joint ventures	(3,013)	(2,883)	(7,963)	(9,212)

Loss from operations	(9,947)	(1,653)	(26,057)	(19,600)
Other income (expense):
Interest income and other	(437)	17	(581)	507
Interest expense	(24)	(52)	(80)	(205)

Net loss	$(10,408)	$(1,688)	$(26,718)	$(19,298)

Basic and diluted loss per common share	$(.14)	$(.03)	$(.37)	$(.30)

Weighted average number of common shares used in the computation of basic and diluted loss per share	73,155	64,222	73,153	64,209

See accompanying notes to the consolidated financial statements.

ADVANCED TISSUE SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
Operating activities:
Net loss	$(26,718)	$(19,298)
Adjustments to reconcile net loss to cash used in Operating activities:
Depreciation and amortization	2,622	2,760
Stock based compensation	(677)	581
Equity in losses of joint ventures	7,971	9,212
Other adjustments to net loss	712	(64)
Changes in assets and liabilities:
Receivables from joint ventures	139	85
Milestone payment receivable	—	(5,000)
Receivable from Inamed	3,546	—
Inventories	(1,622)	(3,593)
Other current assets	219	105
Accounts payable	(145)	(169)
Payable to joint ventures	(639)	(289)
Accrued expenses	(462)	420

Net cash used in operating activities	(15,054)	(15,250)

Investing activities:
Purchases of short-term investments	(14,941)	(3,462)
Maturities and sales of short-term investments	14,941	10,316
Acquisition of property	(1,277)	(820)
Investment in joint ventures	(9,898)	(9,356)
Distributions from joint ventures	1,582	737
Patent application costs	(228)	(234)
Other long-term assets	48	(352)

Net cash used in investing activities	(9,773)	(3,171)

Financing activities:
Payments of borrowings	(2,094)	(1,944)
Options and warrants exercised	27	87
Long-term obligations and other	(29)	71

Net cash used in financing activities	(2,096)	(1,786)

Net decrease in cash and cash equivalents	(26,923)	(20,207)
Cash and cash equivalents at beginning of period	29,973	24,197

Cash and cash equivalents at end of period	$3,050	$3,990

See accompanying notes to the consolidated financial statements.

ADVANCED TISSUE SCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and disclosures included in our annual report on Form 10-K for the year ended December 31, 2001.

The consolidated financial statements include the accounts of Advanced Tissue Sciences, Inc., its wholly owned subsidiaries, and DermEquip, L.L.C., a limited liability company owned jointly with Smith & Nephew plc. DermEquip is a special purpose entity established to finance the expansion of our manufacturing facility. We expect to sell DermEquip if the sale of our interests in the Dermagraft Joint Venture is consummated. All intercompany accounts and transactions have been eliminated. Our other interests in joint ventures with Smith & Nephew are accounted for under the equity method.

Note 2—Smith & Nephew Joint Ventures

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

These joint venture relationships are not expected to continue. See note 7 for a discussion of expected changes in our joint venture relationships.

The results of operations of the joint ventures for the three- and nine-month periods ended September 30, 2002 and 2001 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Dermagraft Joint Venture
Net sales	$2,480	$1,144	$5,525	$2,954
Contract revenue	46	—	279	—
Cost of goods sold	4,491	3,209	10,404	10,436
Other costs and expenses	3,968	3,154	10,744	9,406
Net loss	(5,933)	(5,219)	(15,344)	(16,888)
NeoCyte Joint Venture
Costs and expenses	$292	$307	$944	$832
Net loss	(292)	(307)	(944)	(832)

ADVANCED TISSUE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Inventories

Inventories consist of the following components as of September 30, 2002 and December 31, 2001 (in thousands):

	September 30, 2002	December 31, 2001
Raw materials and supplies	$4,890	$5,277
Work-in-process	2,097	1,221
Finished goods	1,240	107

Total inventory	$8,227	$6,605

The increase from December 31, 2001 to September 30, 2002 in finished goods and work-in process relates primarily to our collagen product. At September 30, 2002, all finished goods inventory consisted of collagen.

At September 30, 2002, collagen work-in-process and finished goods inventory at cost exceeded net estimated realizable value, based upon the price at which we expect to sell the collagen to Inamed Corporation, by $775,000. We have therefore written down finished goods inventory by $742,000, and work-in-process inventory by $33,000, in the three- and nine-month periods ended September 30, 2002. Subsequent to the write-down, total collagen-related inventories, including raw materials, were $2,233,000. Collagen inventories are subject to dating risk. We recommenced shipping of our collagen finished goods in the fourth quarter of 2002, based upon purchase orders received from Inamed.

Approximately 70% of our raw materials and supplies at September 30, 2002 are specific to Dermagraft.

Note 4—Capital Stock

In May 1999, our then chairman, president and chief executive officer exercised an employee stock option. The purchase price was paid through the issuance of an interest-bearing, full recourse promissory note. In July 1999, we extended the repayment terms on the note. See note 7 for a further discussion of this note. As a result of the extension, the stock options were thereafter accounted for as variable stock options, which could result in significant increases and decreases in compensation expense subject to variability in our stock price. As a result of a decline in the price of our common stock, as of September 30, 2002 no such expense is included in accumulated deficit in the accompanying balance sheets. The related note receivable and accrued interest of approximately $1.4 million at September 30, 2002, and at December 31, 2001, are included in stockholders’ equity.

Note 5—Basic and Diluted Loss Per Share

Basic earnings per share are determined based on the weighted-average number of shares outstanding during the period. Diluted earnings per share include the weighted-average number of shares outstanding and give effect to potentially dilutive common shares, such as options and warrants outstanding, in periods in which they are dilutive. Both the basic and diluted loss per common share for the three- and nine-month periods ended September 30, 2002 and September 30, 2001 are based on the weighted-average number of shares of our common stock outstanding during these periods.

Note 6—Related Party Transactions

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

Our joint venture relationships are not expected to continue. See note 7 for a discussion of expected changes in our joint venture relationships.

ADVANCED TISSUE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dermagraft Joint Venture

Product sales to related parties include products sold to the Dermagraft Joint Venture. In addition, we recognize amounts in contract revenues for research and development, marketing and other activities performed for the joint venture. During the nine months ended September 30, 2002 and September 30, 2001, product sales and contract revenues totaled (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Products sold to the Dermagraft Joint Venture	$4,479	$3,231	$11,765	$10,059
Contract revenues for activities performed	200	813	2,167	2,697

As a purpose of the Dermagraft Joint Venture is to share the costs of manufacturing TransCyte and Dermagraft, product sales to the Dermagraft Joint Venture reflect our cost of goods sold for such products, including period costs. Period costs reflect overhead expenses related to ongoing excess production capacity, and include rent, depreciation, quality control, facilities, supplies and other such costs to support, or which are related to, the excess production capacity. Due to such costs related to excess production capacity, the Dermagraft Joint Venture immediately writes the inventory down to estimated market value at the date of purchase, which is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. During the three- and nine-month periods ended September 30, 2002 and September 30, 2001, such write-downs by the Dermagraft Joint Venture totaled (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Dermagraft Joint Venture inventory write-downs	$1,058	$2,075	$4,593	$7,480

NeoCyte Joint Venture

We recognize amounts in contract revenues for research and development activities performed for the NeoCyte Joint Venture. During the three- and nine-month periods ended September 30, 2002 and September 30, 2001, such amounts totaled (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Contract revenues for activities performed	$127	$130	$300	$380

Our share of the costs incurred by us and charged to the Dermagraft and NeoCyte Joint Ventures are reflected in the equity in losses of joint ventures in the accompanying statement of operations. For the three- and nine-month periods ended September 30, 2002 and September 30, 2001, such costs charged totaled (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Charged to Dermagraft and NeoCyte Joint Ventures	$2,750	$2,182	$6,777	$6,972

ADVANCED TISSUE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Subsequent Events

On October 10, 2002, we and our four wholly-owned subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of California. Subsequently, on November 13, 2002, our board of directors, after reviewing various strategic alternatives for the company, announced a unanimous decision to undertake an orderly liquidation of our assets.

It is not possible at this time for us to accurately determine the impact of these recent events upon our financial statements. It is also not possible for us to estimate the amount or timing of payments or distributions, if any, to holders of our common stock subsequent to the liquidation of our assets. The impact on our financial statements and the amounts of any distribution are dependent on a number of variables that we are not currently able to predict. Such variables include, but are not limited to, decisions of the bankruptcy court and our ability to sell our assets or programs during the orderly liquidation of the company.

As part of our bankruptcy filing, we filed a “363 motion” to allow the free and clear sale of our interest in the Dermagraft Joint Venture to Smith & Nephew or a successful overbidder. Smith & Nephew will purchase our interest in the Dermagraft Joint Venture and its related assets for $10 million in cash, offset by debtor-in-possession financing as discussed below. Smith & Nephew will also assume all debts and ongoing liabilities of the joint venture. The proposed sale would also include our interest in DermEquip, LLC (See note 1 for a discussion of DermEquip), and Smith & Nephew will also assume liability for the Chase loan, a loan used by DermEquip to purchase manufacturing assets. As the sale has not been completed, we are not yet able to accurately determine the gain or loss that will be recorded on the sale of our joint venture interests.

After the closing of the transaction, we will cease to fund the costs of the Dermagraft Joint Venture. Consummation of the transaction is subject to a number of other conditions, including no material adverse changes and approval of the bankruptcy court.

On October 10, 2002, we also announced that we and Smith & Nephew have decided to dissolve the NeoCyte Joint Venture and postpone the preclinical trials that were upcoming.

On October 11, 2002, the bankruptcy court entered orders on our initial motions in the bankruptcy proceedings. On the “363 motion”, the court granted the order approving the sales procedures and set a hearing date for November 15, 2002. On November 15, 2002, with no successful overbidder and no unresolved objections to the sale, the court approved the sale motion. We and Smith & Nephew therefore plan to close the transaction as soon as is practical.

The bankruptcy court has issued orders related to a loan by Smith & Nephew of up to $5 million to us as debtor-in-possession (DIP) financing, to cover our operations and our share of the Dermagraft Joint Venture, pending the proposed sale. On October 16, 2002, we received the first $3 million of the DIP financing from Smith & Nephew. The funds were advanced pursuant to a loan and security agreement, and will be offset against the purchase price set forth by the sale agreement.

Subject to closing of the transaction, Smith & Nephew intends to offer jobs to about 115 of our employees. Approximately 70 additional positions were eliminated as part of the restructuring of the company on October 10, 2002, and approximately 15 of the employees who remained with the company after October 10, 2002 were released on November 13, 2002 in relation to the decision to undertake an orderly liquidation of our assets. With the exception of the 115 employees that we expect to transfer to Smith & Nephew subject to successful consummation of the sale of our joint venture interests, we currently have 23 employees. These employees are expected to leave at various times between now and the completion of the proposed liquidation of our remaining assets.

In addition to the announcement on November 13, 2002 of the decision to undertake an orderly liquidation of our assets, we announced the resignations, as officers and directors, of Arthur J. Benvenuto, who was chairman, president and chief executive officer, and Gail K. Naughton, Ph.D. who was vice chairman. Mr. Benvenuto has an interest-bearing promissory note, with a current balance of approximately $1.4 million, due and payable to us one year from the date of his resignation, or November 13, 2003. Ms. Naughton has an interest-bearing promissory note, with a current balance of approximately $230,000, due and payable to us one year from the date of her resignation, or November 13, 2003.

ADVANCED TISSUE SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To undertake the liquidation, the board appointed Mark J. Gergen as chief restructuring officer to oversee the sale of the company’s assets, and appointed Andrew J. Buckland as acting chief financial officer to assist in the liquidation.

Additionally, on October 10, 2002 we announced that we intend to withdraw the 10 million share shelf registration we filed with the SEC on June 12, 2002. On November 5, 2002, we filed a request, pursuant to Rule 477 of the Securities Act of 1933, as amended, seeking the SEC’s consent to the immediate withdrawal of our registration statement on Form S-3, together with all exhibits. The request was granted on the day of filing, November 5, 2002.

We were notified on October 13, 2002, that as a result of our Chapter 11 bankruptcy filing and in accordance with Marketplace Rules 4330(a)(1) and 4450(f), the NASDAQ would delist our securities from the national market on October 21, 2002, subject to our right of appeal. We determined not to appeal the NASDAQ’s decision. Our securities commenced quotation on the Over the Counter Bulletin Board on October 22, 2002, under the symbol “ATISQ.OB”.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with our financial statements and related notes included elsewhere in this report on Form 10-Q. The discussion and analysis in this report may contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in Part II, Item 5 below, as well as those discussed elsewhere. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested in this report. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Advanced Tissue Sciences, Inc. is engaged in the development and manufacture of human-based tissue products for tissue repair and transplantation using our proprietary tissue engineering technology. Our leading products to date have been skin products, TransCyte for the temporary covering of severe and partial-thickness burns, and Dermagraft for the treatment of severe skin ulcers. In addition, we have focused our resources on the development of tissue engineered products for other wound care, aesthetic and reconstructive, cardiovascular, orthopedic and surgical applications. These other applications include collagen and our nutrient solution, NouriCel, for aesthetic and reconstructive applications.

TransCyte and Dermagraft have both been commercialized through a joint venture, the Dermagraft Joint Venture, with Smith & Nephew. TransCyte is available for sale in the United States, the United Kingdom, Canada, Australia, New Zealand and South Africa, for the treatment of full and partial-thickness burns. Dermagraft is available for sale in Canada, Australia, New Zealand and South Africa, and on a limited basis in the United Kingdom. In September 2001, we received approval from the FDA to market Dermagraft in the treatment of chronic foot ulcers in patients with diabetes in the United States.

On October 10, 2002, we and our four wholly-owned subsidiaries filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court for the Southern District of California. Subsequently, on November 13, 2002, our board of directors, after reviewing various strategic alternatives for the company, announced a unanimous decision to undertake an orderly liquidation of our assets.

As part of our bankruptcy filing, we filed a “363 motion” to allow the free and clear sale of our interest in the Dermagraft Joint Venture to Smith & Nephew or a successful overbidder. On November 15, 2002, with no successful overbidder and no unresolved objections to the sale, the court approved the sale motion. We and Smith & Nephew therefore plan to close the transaction as soon as is practical. Smith & Nephew will purchase our interest in the Dermagraft Joint Venture and its related assets for $10 million in cash, offset by debtor-in-possession financing as discussed below, and will assume all debts and ongoing liabilities of the joint venture. The sale, if it successfully closes, will also include our interest in DermEquip, LLC (See note 1 for a discussion of DermEquip). After the closing of the transaction, we will cease to fund the costs of the Dermagraft Joint Venture. If the sale does not close, our debts and obligations related to the Dermagraft Joint Venture would survive and we would continue to own an interest in the Dermagraft Joint Venture and DermEquip, LLC. We may have insufficient funds to meet our obligations under the joint venture agreements and may be in default under those agreements.

The bankruptcy court has issued orders related to a loan by Smith & Nephew of up to $5 million to us as debtor-in-possession (DIP) financing, to cover our operations and our share of the Dermagraft Joint Venture, pending the proposed sale. On October 16, 2002, we received the first $3 million of the DIP financing from Smith & Nephew. The funds were advanced pursuant to a loan and security agreement, and will be offset against the purchase price set forth by the sale agreement. If the sale does not close, we may be in default under the loan and security agreement. In the event of our default, all liabilities under the loan and security agreement, including principal and interest, would be immediately due and payable to Smith & Nephew. If the sale closes, any interest on the loan will be forgiven.

Subject to closing of the transaction, Smith & Nephew intends to offer jobs to about 115 of our employees. Approximately 70 positions were eliminated as part of the restructuring of the company on October 10, 2002, and approximately 15 of the employees who remained with us after October 10, 2002 were released on November 13, 2002 in relation to the decision to undertake an orderly liquidation of our assets.

In addition to the Dermagraft Joint Venture, we have shared in a separate joint venture with Smith & Nephew, the NeoCyte Joint Venture, for the worldwide development, manufacture and marketing of human-based tissue engineered cartilage for orthopedic applications. On October 10, 2002, we announced that we and Smith & Nephew have decided to dissolve the NeoCyte Joint Venture and postpone the preclinical trials that were upcoming.

We have a number of other ongoing collaborations and programs, as discussed below. The development of any or all of these programs will be affected by our bankruptcy filing, by our decision to sell our interest in the Dermagraft Joint Venture to Smith & Nephew and to dissolve the NeoCyte Joint Venture, and by our decision to liquidate our assets. For example, subsequent to the sale of our interest in the Dermagraft Joint Venture to Smith & Nephew, we will have no manufacturing capability. Upon the closing of the sale, we and Smith & Nephew plan to execute a manufacturing and supply agreement under which Smith & Nephew would manufacture collagen and NouriCel for us for a limited period. We also plan to enter into a supply agreement for Smith & Nephew to provide quantities of Dermagraft for a limited period, for use in our clinical trials. We expect that these agreements will allow us to assign the agreement to a third party under certain circumstances. Additionally, we are assessing the extent to which our bankruptcy filing may trigger defaults under our material agreements.

At this time we are not able to predict the impact that recent events will have on our collaborations or programs, or the amount that we may receive, if any, if we were to dispose of our interest in these programs and their related assets.

We have a strategic alliance with Inamed for the development of tissue engineered products for aesthetic and reconstructive markets. In 2001, Inamed filed a pre-market approval, or PMA, supplement with the FDA, seeking approval to add our human-based collagen as an alternative source of injectable collagen. Clearance of the PMA supplement filing by the FDA would permit Inamed to market an injectable form of human-based collagen for wrinkle treatment. The FDA requested additional pre-clinical data and asked for skin-test studies to be conducted. These studies are now complete and in June 2002 Inamed submitted its PMA supplement.

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

We also have license and supply agreements related to the use and sale of different formulations of NouriCel, and the potential development of NouriCel for additional applications. We currently have agreements with three separate companies, after deciding in July 2002 to no longer pursue one such agreement.

In March 2002, we announced the formation of a wholly-owned subsidiary, BioNuvia, Inc., to develop and market our products and potential products for aesthetics, and other markets, for enhancing appearance and rejuvenating the human body. BioNuvia and our other wholly-owned subsidiaries filed petitions for voluntary reorganization under Chapter 11 of the Bankruptcy Code in October 2002.

In May 2002, our NouriCel alliance partner in the direct response market, Biozhem Cosmeceuticals, Inc., announced that it had signed a management services agreement with Thane International, Inc., a global leader in multi-channel marketing. Under this agreement, Thane International would finance and manage the marketing, operations, and fulfillment of Biozhem’s RevitaCel system, which contains our NouriCel product as its main ingredient. In September 2002, Biozhem announced that it had filed for arbitration against Thane, arising from alleged breaches of the management services agreement. Since our Chapter 11 filing on October 10th, we and Biozhem have been in discussions about our mutual relationship and our options moving forward. No definitive decisions or agreements have been reached.

In July 2002, we received FDA approval to begin a pivotal clinical trial investigating the use of a dermal replacement product developed from our technology as a substitute for a soft tissue graft during periodontal surgery. Patient enrollment in this trial commenced in the summer of 2002, with each patient expected to be followed for a minimum of six months.

To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products. Through September 30, 2002, we had incurred cumulative net operating losses of approximately $319.4 million. Subsequent to the proposed sale of our interest in the Dermagraft Joint Venture, if it is successfully consummated, we would expect to reduce the level of our losses as we will no longer be investing in the losses of the joint venture. However, the sale of our interests in the Dermagraft Joint Venture also means we will not receive any future profits of the joint venture.

If we decided to continue any or all of our development programs, we would incur significant additional costs. Such costs include additional costs for the development of products and manufacturing processes under our strategic alliance with Inamed, costs for products we are developing or may develop for cardiovascular applications, and costs associated with other products which we are currently undertaking, or may undertake from time to time. Our agreements with our current strategic alliance collaborators are structured to share some or all of these costs as well as to potentially provide us with income from milestone payments, royalties and licensing fees for the respective products. However, as discussed above, all of these agreements may be materially impacted by our bankruptcy filing and our decision to liquidate our assets.

Results of Operations

Joint Venture Contract Revenues. Joint venture contract revenues were $4,806,000 for the three months ended September 30, 2002, compared to $4,174,000 for the corresponding period in 2001. For the nine months ended September 30, 2002, joint venture contract revenues were $14,232,000, a $1,096,000 increase over the same period in 2001. Joint venture contract revenues include sales of TransCyte and Dermagraft to the Dermagraft Joint Venture at cost, and revenues for research and development, administration and other services performed for the Dermagraft and NeoCyte Joint Ventures. See notes 2, 6 and 7 to the consolidated financial statements for further discussion of transactions with the Dermagraft and NeoCyte Joint Ventures.

Of these amounts, sales of TransCyte and Dermagraft to the Dermagraft Joint Venture were $4,479,000 in the three months ended September 30, 2002, and $3,231,000 in the corresponding period of 2001. For the nine months ended September 30, 2002, sales of TransCyte and Dermagraft were $11,765,000, compared to $10,059,000 for the same period in 2001. These increases relate primarily to the growth of the Dermagraft Joint Venture’s sales of Dermagraft following FDA approval in 2001.

Revenue for services performed for the joint ventures was $327,000 for the three months ended September 30, 2002, compared to $943,000 for the corresponding period in 2001. For the nine months ended September 30, 2002 revenue for services performed for the joint ventures was $2,467,000 compared to $3,077,000 for the corresponding period in 2001. This reduction is due primarily to the approval of Dermagraft by the FDA in 2001, which reduced the amount of research and regulatory activities required by the Dermagraft Joint Venture.

Product Sales to Third Parties. Product sales to third parties were approximately $6,000 in the three months and $10,000 in the nine months ended September 30, 2002, compared to $790,000 for the three months and $1,228,000 for the nine months ended September 30, 2001. Sales for 2001 primarily relate to collagen supplied to Inamed, while there have been no collagen sales in the first nine months of 2002. Collagen sales to Inamed halted while Inamed performed skin-test studies requested by the FDA. The balance of the product sales represent sales of NouriCel to two of our strategic collaborators. The agreements with these strategic collaborators are primarily royalty-based, whereby we expect to receive the majority of our income from royalties on the collaborators’ future product sales, if any, rather than from transfer prices.

Contract and Fee Revenues. Other contract and fee revenue was $258,000 in the three months and $1,802,000 in the nine months ended September 30, 2002, compared to $421,000 in the three months and $1,386,000 in the nine months ended September 30, 2001. The increase in revenue for the nine month period, compared to the same period in the prior year, primarily reflects an increase in royalty revenue from our NouriCel strategic collaborators and an increase in income from grant projects.

In 2001, we received a $5 million Dermagraft PMA approval milestone from Smith & Nephew, which was recognized in revenue in September and paid in October of that year.

Joint Venture Contract Expense. Joint venture contract expense increased by $1,199,000 in the three months and by $1,725,000 in the nine months ended September 30, 2002, compared to the comparable periods in 2001. These increases relate primarily to increased manufacturing for Dermagraft following its approval in 2001. Joint venture contract expenses include (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Manufacturing and distribution costs	$4,062	$2,686	$11,666	$9,328
Research and development costs	348	577	1,103	1,748
Administration and other expenses	407	355	1,271	1,239

Total joint venture contract expenses	$4,817	$3,618	$14,040	$12,315

As a result of a delay in Dermagraft approval by the FDA until September 2001, we have continued to incur significant costs associated with excess production capacity within our manufacturing facility. This excess capacity is expected to continue. The Dermagraft Joint Venture purchases TransCyte and Dermagraft from us as they are manufactured, at cost including period costs, and immediately writes the inventory down to estimated market value at the date of purchase. The estimated market value is the net realizable value at which the joint venture believes it will be able to sell the products to its customers. In the nine months ended September 30, 2002 inventory write-downs by the Dermagraft Joint Venture totaled $4,593,000, down from $7,480,000 in the corresponding period of 2001. This decrease is primarily related to reduced manufacturing costs for TransCyte and Dermagraft, largely as a result of increased production quantities in our manufacturing facility, including the manufacture of collagen. We incur our share of the write-downs, currently 50%, through our equity in the joint venture. To the extent that we do not sell such products to the Dermagraft Joint Venture, we would be required to write such inventories down to net realizable value. Under the proposed sale of our interest in the Dermagraft Joint Venture to Smith & Nephew, Smith & Nephew would acquire all Dermagraft and TransCyte related raw materials and inventory.

Cost of Goods Sold. Cost of goods sold for products sold to third parties, which primarily represents manufacturing period and distribution costs for human-based collagen, decreased from $1,346,000 in the three months ended September 30, 2001, to $404,000 in the three months ended September 30, 2002; and from $2,736,000 in the nine months ended September 30, 2001 to $1,573,000 in the nine months ended September 30, 2002. This decrease primarily reflects the absence of manufacturing development costs in 2002 compared to the nine months of 2001 when development costs of $1,204,000 were included in cost of goods sold, partially offset by a write-down of collagen inventory to estimated market value in 2002.

At September 30, 2002, collagen work-in-process and finished goods inventory at cost exceeded net estimated realizable value by $775,000, based on the price at which we expect to sell the collagen to Inamed. We have therefore written down finished goods inventory by $743,000, and work-in-process inventory by $33,000, in the nine month period ended September 30, 2002. The write-down partially reflects the cost of re-establishing our collagen manufacturing processes to meet Inamed’s forecast demand. In 2001, Inamed filed a PMA supplement with the FDA, seeking approval to add our human-based collagen as an alternative source of injectable collagen. Clearance of the PMA amendment filing by the FDA would permit Inamed to market an injectable form of human-based collagen for wrinkle treatment. The FDA requested certain additional pre-clinical data and asked for skin-test studies to be conducted. These studies are now complete, and in June 2002 Inamed submitted its PMA supplement. We significantly reduced production quantities in the first quarter of 2002 while Inamed performed its skin-test studies, however we re-established higher production levels in the second and third quarters of 2002, based on Inamed’s forecast requirements. The cost of producing collagen is currently greater than the price at which we will sell the collagen to Inamed, requiring the write-down of our inventory to net realizable value. In general under the terms of our agreement with Inamed, we have the right to receive royalties on future sales of Inamed’s injectable collagen product, following FDA approval of Inamed’s PMA supplement and Inamed’s product launch. Upon the closing of the sale of our interests in the Dermagraft Joint Venture, we and Smith & Nephew plan to execute a manufacturing and supply agreement under which Smith & Nephew would manufacture collagen for us for a limited period. We expect that this agreement will allow us to assign the agreement to a third party under certain circumstances. If we were not to sign such an agreement with Smith & Nephew, we would not be able to manufacture collagen to meet Inamed’s needs.

Research and Development Expense. Research and development expense for projects other than those performed for our joint ventures increased by $3,191,000, to $9,409,000 in the nine months ended September 30, 2002, from $6,218,000 in the comparable period of 2001. Costs related to the development of human-based collagen increased by $1,506,000. In 2001, collagen development costs of $1,204,000 were included in cost of goods sold as they related to development of the ongoing collagen manufacturing process. In the nine months ended September 30, 2002, costs of $1,508,000 relate to development of new collagen processes not directly related to the current manufacturing process, and are therefore included in research and development expenses. In addition, in the nine months ended September 30, 2002, we incurred expenses of $475,000 related to pre-clinical research into periodontal applications, compared to $107,000 for the same period in 2001. Other research projects and research related administrative costs increased by $672,000 to $8,500,000 for the nine months ended September 30, 2002. Our research and development costs, subject to the timing of the disposal of our assets under our plan to liquidate, may continue to be significant until such time as we dispose of our research programs. In addition, during the second and third quarters of 2002 we have incurred, and will continue to incur, increased costs related to our new research facility, which we occupied in May 2002. A discussion of our current research and development projects appears below:

Research and Development Expenses
For the nine months ended September 30, 2002
(In thousand, except dates)
Expenditure includes overheads and support services such as quality assurance and information technology

	2002	2001	Expenditure to Date
Projects :
Dermagraft & TransCyte R&D (Dermagraft Joint Venture)	$823.8	$1,494.5	*	*
Articular cartilage pre-clinical research (NeoCyte Joint Venture)	278.8	254.0	*	*
NIST grant – vascular grafts *	—	34.1	4,365.5
Development of aesthetic & reconstructive manufacturing processes	2,535.4	944.0	4,301.8
NIST grant – ischemic repair devices *	898.0	629.0	1,450.2
Anginera pre-clinical research	689.4	416.0	1,071.4
Initial 5 year phase of NIH grant to grow heart tissue (University of Washington) *	618.2	368.0	958.2
NIH grant – tempromandibular disorders *	181.0	206.0	412.5
Periodontal pre-clinical research	475.1	107.1	602.7
Other active grants *	784.1	334.4	1,097.3
Other research & development expenditure, including management & administration	3,228.1	3,179.3	*	*

Total research & development	$10,511.9	$7,966.4

*	Expenditure has been at least partially re-imbursed under grants
**	Total expenditure to date not available or estimable, due to historical changes in reporting methodologies or business re-organization.

We generally do not provide forward-looking estimates of costs and time to complete current projects, as such estimates involve a high degree of uncertainty. Uncertainties include, but are not limited to, uncertainty regarding our plan to liquidate our assets, our ability to predict the outcome of complex research, regulatory requirements placed upon us by regulatory authorities such as the FDA, our ability to raise funds to finance research activities, competition from other entities, predictions of market potential from products that may be derived from our research projects, and our ability to recruit and retain personnel with the necessary knowledge and skills to perform the research. We have made commitments to third parties in order to receive funds under our research grants. Such commitments involve estimates of time needed and activities required to complete projects. However significant uncertainty exists in our ability to accurately forecast the costs of performing the activities, such as the cost of recruiting and retaining the necessary personnel with the knowledge and skills to perform the research, the cost of required materials, and the overhead required to support the specific projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the three months ended September 30, 2002 increased by $963,000 to $3,177,000, compared to the same period in 2001. In the three months ended September 30, 2001 we recorded a non-cash expense of $767,500 related to compensation expense for a variable stock option. There was no income or expense related to the variable stock option in the third quarter of 2002. See note 4 to the consolidated financial statements for a discussion of the variable stock option. Selling, general and administrative expenses for the nine months ended September 30, 2002 decreased by $753,000 to $9,116,000, compared to the same period in 2001. In the nine months ended September 30, 2002 we recorded a non-cash credit of $677,000 related to compensation expense for the variable stock option, compared to a non-cash expense for the same period in 2001 of $231,000.

Equity in Losses of Joint Ventures. Our equity in losses of joint ventures was $3,013,000 for the three months and $7,963,000 for the nine months ended September 30, 2002, compared to $2,883,000 for the three months and $9,212,000 for the nine months ended September 30, 2001. These amounts represent our share of the losses of the Dermagraft and NeoCyte Joint Ventures. Joint venture losses were reduced in 2002 primarily as a result of higher sales of Dermagraft, which also favorably impacted unit manufacturing costs. Joint venture product sales to third parties for the three and nine months ended September 30, 2002, compared to the comparable periods in 2001 were (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Dermagraft	$1,340	$110	$2,386	$280
TransCyte	1,140	1,034	3,139	2,674

Total joint venture contract expenses	$2,480	$1,144	$5,525	$2,954

Interest Income and Other. Interest income and other accounted for a net expense of $437,000 in the three months ended September 30, 2002, compared to income of $17,000 in the comparable period of 2001, and a net expense of $581,000 in the nine months ended September 30, 2002 compared to income of $507,000 for the comparable period of 2001. Interest income in the third quarter of 2002 period decreased by $39,000 from the same period in 2001, and in the nine months ended September 30, 2002 decreased by $419,000 from the comparable period, primarily due to lower interest rates and lower average cash balances. Other expense, included in interest income and other, includes a $672,000 write-down of capitalized patent costs in the nine-month period ended September 30, 2002. This write-down primarily relates to patent applications outside the United States in cases where we have determined that the applications no longer have commercial value.

Interest expense. Total interest expense was $54,000 for the three months and $180,000 for the nine months ended September 30, 2002, compared to $134,000 and $550,000 in the comparable three- and nine-month periods of 2001. The decreases relate primarily to a declining balance in the Chase loan, a loan used by DermEquip to purchase manufacturing assets. See note 1 to the consolidated financial statements for a discussion of DermEquip. Excluding interest expense incurred on behalf of our joint ventures with Smith & Nephew, which appears in joint venture contract expense in our statement of operations, interest expense was $24,000 for the three months and $80,000 for the nine months ended September 30, 2002, compared to $52,000 and $205,000 in the comparable three- and nine-month periods of 2001. These decreases relate primarily to a lower interest rate on a loan from Smith & Nephew.

Liquidity and Capital Resources

To date, we have funded our operating expenses and capital expenditures primarily through the sale of equities, contract revenues, funding from strategic partners, bank loans, government grants, product sales and lease financing transactions. On October 11, 2002, the United States Bankruptcy Court for the Southern District of California issued an interim order related to a loan by Smith & Nephew of up to $5 million to us as debtor-in-possession (DIP) financing, to cover our operations and our share of the Dermagraft Joint Venture, pending the proposed sale of our Dermagraft Joint Venture interests to Smith & Nephew. On October 16, 2002, we received the first $3 million of the DIP financing from Smith & Nephew. The funds were advanced pursuant to a loan and security agreement, and will be offset against the purchase price set forth by the sale agreement.

Cash, cash equivalents and short-term investments decreased by $26,923,000 from December 31, 2001 to September 30, 2002. Major outflows included the use of $15,054,000 to fund operations, a net investment in the Dermagraft and NeoCyte Joint Ventures of $9,898,000, and $2,094,000 for the repayment of debt. Included in the $15,054,000 to fund operations were an increase in inventory of $1,622,000 from December 31, 2001, largely as a result of collagen produced in 2002 to meet Inamed’s forecast demand, and the receipt of $3,546,000 from Inamed in the first quarter of 2002 relating to shipments of collagen that we made in the fourth quarter of 2001.

Current and long-term debt at September 30, 2002 decreased by $2,094,000 from December 31, 2001, primarily reflecting a reduction in the DermEquip Chase loan. Accrued expenses decreased by $462,000 over the same period, primarily as a result of a decrease in accrued wages and benefits.

There were no deferred revenues at September 30, 2002.

Under an agreement with the supplier of the mesh framework used by us in the manufacture of Dermagraft, we are committed to purchasing minimum quantities. Based upon current market prices the commitment is estimated to be approximately $2.5 million in 2002, with the current agreement expiring in January 2003. We have not made any purchases under the agreement in the first nine months of 2002. We have been advised by Smith & Nephew that it does not intend to assume this agreement upon closing of the sale of our interest in the Dermagraft Joint Venture.

In addition to investments in money market funds, our cash equivalents consist primarily of investments in commercial paper, which are unsecured obligations, and obligations issued or guaranteed by the United States Government with maturities of three months or less at the date of acquisition. Short-term investments are valued on the basis of quoted market value and consist primarily of investments in commercial paper and obligations issued or guaranteed by the United States Government with maturities of one year or less but more than three months, at the date of acquisition. Cash equivalents and short-term investments are stated at amortized cost, which approximates market value. As of September 30, 2002 and December 31, 2001, our cash equivalents and short-term investments were classified as available-for-sale. These investments all mature in less than one year. There were no material unrealized or realized gains or losses related to such securities in the three and nine months ended September 30, 2002. When making investments in commercial paper, we use ratings supplied by recognized debt-rating agencies to assess potential risks.

Our future cash flows are dependent upon a number of factors. Most notably, on November 13, 2002, our board of directors, after reviewing various strategic alternatives for the company, announced a unanimous decision to undertake an orderly liquidation of our assets.

It is not possible at this time for us to estimate the amount or timing of cash flows related to the liquidation of our assets as they are dependent on many uncertain variables. Such variables include, but are not limited to, decisions of the bankruptcy court and our ability to sell our assets.

If we were to decide to maintain our ongoing research programs, they would require significant cash investment. Such investment is uncertain, due to such uncertainties as the achievement and timing of regulatory approvals and third-party reimbursement, sales and marketing efforts by our collaborators, market acceptance of our products and potential products, the establishment of new strategic alliances, the timing and expense of pre-clinical and clinical studies, and new technological innovations. The further development of our technology and commercialization of our products, as well as any further development of manufacturing capabilities or the establishment of any additional sales, marketing and distribution capabilities, would require the commitment of substantial funds.

We have agreed to fund our share of the costs of the Dermagraft Joint Venture until such time as we sell our interest to Smith & Nephew. We have also agreed to fund specified costs to develop products, and related manufacturing processes, which will be marketed by Inamed under the terms of our licensing agreement. If, for any reason, the sale of our interests in the Dermagraft Joint Venture were to not be consummated, we would experience a substantial increase in the need for and use of our cash to support the commercialization and manufacture of TransCyte and Dermagraft. We would not have sufficient cash resources to do so.

ITEM 3—Quantitative and Qualitative Disclosures About Market Risk

We are exposed to changes in interest rates primarily from our long-term debt arrangements and, secondarily, our investments in interest-rate sensitive securities. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We believe that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments at September 30, 2002.

ITEM 4—Co ntrols and Procedures

Evaluation of Disclosure Controls and Procedures.

Our chief restructuring officer and acting chief financial officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls.

With the exception of changes required by our Chapter 11 filing, such as the closure of existing bank accounts and the opening of new debtor-in-possession accounts, since the Evaluation Date there have not been any significant changes in our internal controls, or in other factors that could significantly affect such controls, including with regard to significant deficiencies or material weaknesses. Therefore, no corrective actions were taken.

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings

On October 10, 2002, Advanced Tissue Sciences, Inc. and four wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. The petitions were filed with the United States Bankruptcy Court for the Southern District of California. The bankruptcy proceedings are being jointly administered under case number 02-09988-M11. We are currently operating our business as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code.

ITEM 3—Defaults Upon Senior Securities

As a result of the commencement of our case under Chapter 11 of the United States Bankruptcy Code, we may have triggered default provisions under material agreements. However, claims for amounts due under our agreements are stayed during the bankruptcy proceedings. As of this date, we are not aware of any motions for relief of stay.

ITEM 5—Other Information

Risks Related to Our Financial Condition and Our Common Stock

We may liquidate all of our assets and holders of our common stock may not receive any distribution.

On November 13, 2002, our board of directors, after reviewing various strategic alternatives for the company, announced a unanimous decision to undertake an orderly liquidation of our assets. This decision is subject to the approval of the bankruptcy court.

It is not possible at this time for us to accurately estimate the amount or timing of payments or distributions, if any, to holders of our common stock subsequent to any liquidation of our assets. Under an orderly liquidation, all secured and unsecured creditors would be paid before our stockholders receive a distribution. The amounts of any distribution are dependent on a number of variables that we are not currently able to predict. Such variables include, but are not limited to, approval, amendment or rejection of our plan of liquidation and other decisions of the bankruptcy court and our ability to sell our assets or programs during the orderly liquidation of the company. There may be no distribution and you may lose your entire investment.

We filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. This will have a material impact on our business.

On October 10, 2002, we filed a voluntary petition for relief under the Bankruptcy Code. The bankruptcy filing and related processes give rise to a number of uncertainties, including a potential negative impact on our relationships with vendors, collaborators and employees. Vendors, collaborators and employees may terminate their relationships with us or may require upfront cash payments prior to performing services. These uncertainties and others could have a material adverse effect on the going concern value of our business and our financial condition, results of operations and cash flows, particularly if the bankruptcy proceedings are protracted.

The market price of our common stock has declined significantly and may continue to decline.

The market price of our common stock has declined significantly in recent months in response to actual and anticipated events. From April 1998 to October 10, 2002, our common stock closed as high as $12.13 per share and as low $0.70 per share. Since our bankruptcy filing on October 10, 2002, our common stock has closed at between $0.08 per share and $0.04 per share. Some of the events contributing to the decline in the price of our common stock, which could continue to impact our share price, are:

•	our decision to pursue an orderly liquidation of our assets and the uncertainty regarding the amount, if any, of a distribution to stockholders;

•	our Chapter 11 filing;

•	the proposed sale to Smith & Nephew of our interest in the Dermagraft Joint Venture;

•	the termination of the NeoCyte Joint Venture;

•	variations in our operating results;

•	the timing of approval and commercialization of products;

•	the results of research or scientific discoveries by us or others;

•	progress or the results of pre-clinical and clinical trials;

•	new technological innovations;

•	developments concerning technology rights;

•	litigation and related developments;

•	public perception regarding the safety and efficacy of our products;

•	fluctuations in our and our competitors’ financial performance, and

•	general and industry specific equity market volatility.

Our common stock has been delisted from the NASDAQ National Market.

At the opening of business on October 21, 2002, our securities were delisted from the NASDAQ National Market. As a result of the delisting from the national market, our ability to raise additional capital may be limited, and your ability to trade in our common stock or to realize a price that you deem appropriate for our common stock, may be restricted. In addition, our board of directors may determine that our continued compliance with the reporting requirements of the Exchange Act is unduly burdensome on us or otherwise inconsistent with our plan of liquidation. If we fail to meet the requirements for continued quotation of our securities on the bulletin board, such as compliance with the Exchange Act reporting requirements, our securities may become untradeable, and you could lose your entire investment.

Subsequent to the sale of our interest in the Dermagraft Joint Venture, if successfully consummated, we will have no interest in any revenues or profits derived from the sale of Dermagraft and TransCyte, or other potential wound care products.

We will be unable to realize any return on our investment in the Dermagraft Joint Venture if the sale is consummated, other than the consideration paid by Smith & Nephew for our interest. We would not receive any future returns from the activities of the joint venture, including revenues from sales of Dermagraft or TransCyte.

Subsequent to the sale of our interest in the Dermagraft Joint Venture, if successfully consummated, we will have no manufacturing capabilities.

To maintain sales of collagen and NouriCel, and in order to continue our clinical and pre-clinical periodontal and Anginera programs that use Dermagraft, we will need products manufactured for us. Subsequent to the sale of our interest in the Dermagraft Joint Venture, we will have no manufacturing capabilities. Upon the closing of the sale, we and Smith & Nephew plan to execute a manufacturing and supply agreement under which Smith & Nephew would manufacture collagen and NouriCel for us for a limited period. We also plan to enter into a supply agreement for Smith & Nephew to provide quantities of Dermagraft for a limited period, for use in our clinical trials. We expect that these agreements will allow us to assign the agreement to a third party under certain circumstances. However we may never sign the agreements, Smith & Nephew may be unable to supply products that we require, or we may be unable to pay for such products.

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

We have a history of losses. If the bankruptcy court does not approve our plan of liquidation and we are ordered to reorganize, we may not be successful.

To date, we have experienced significant operating losses in funding the research, development, testing and marketing of our products, and expect to continue to incur substantial operating losses. Through September 30, 2002, we had incurred cumulative net operating losses of approximately $319.4 million. We have announced that we currently plan to pursue an orderly liquidation of the company’s assets. However, if we were to propose a plan of reorganization to the bankruptcy court, we may not be successful as:

•	we may not be able to establish a plan of reorganization that is acceptable to the bankruptcy court;

•	the sale of our interest in the Dermagraft Joint Venture may not be consummated, and we may have to cease our operations;

•	we may not have sufficient funds to pursue a reorganization plan;

•	we may not be able to manufacture any products that may be part of such a reorganization plan;

•	any product that is part of such a reorganization plan may not be successfully marketed by our collaborators;

•	we may not be able to sell any of our technology or assets to other parties;

•	we may not be able to sign new collaborative agreements;

•	our collaborator, Inamed, may not be able to obtain regulatory approval for its human-based collagen product;

•	we may not be able to obtain regulatory approvals for any other products;

•	we may not be able to successfully develop and commercialize other products derived from our remaining core technology, if part of a reorganization plan;

•	our products may not be accepted by the market and may not be successfully commercialized because physicians and patients may not purchase or use them, or patients may have adverse reactions

If a plan of reorganization were approved by the bankruptcy court and our operations were to continue, we may never achieve a profitable level of operations or even if we achieved profitability, we may not be able to sustain it on an ongoing basis.

In the event that we propose a plan of reorganization which is approved by the bankruptcy court, the further development of our technology and products, as well as any further development of manufacturing capabilities or the establishment of additional sales, marketing and distribution capabilities would require the commitment of substantial funds. We may be unable to obtain financing or generate sufficient funds to continue operations.

We have agreed to fund our share of the costs of the Dermagraft Joint Venture until such time as we sell our interest to Smith & Nephew. We have also agreed to fund specified costs to develop products, and related manufacturing processes, which will be marketed by Inamed under the terms of our licensing agreement. We may not have sufficient cash resources to do so, and we would need to obtain funding from other sources. Such funding may not be available on terms acceptable to us.

On October 11, 2002, the United States Bankruptcy Court for the Southern District of California issued an interim order related to a loan by Smith & Nephew of up to $5 million to us as debtor-in-possession (DIP) financing, to cover our operations and our share of the Dermagraft Joint Venture, pending the proposed sale of our Dermagraft Joint Venture interests to Smith & Nephew. On October 16, 2002, we received the first $3 million of the DIP financing from Smith & Nephew. The funds were advanced pursuant to a loan and security agreement, and will be offset against the purchase price set forth by the sale agreement. We believe that our DIP financing and the purchase price for our interest in the Dermagraft Joint Venture, if consummated, will be sufficient to maintain our operations through 2002. However, the sale of our interest in the Dermagraft Joint Venture may not be consummated, and we may have to cease our operations. If the sale does not close, we will be in default under the loan and security agreement. In the event of our default, all liabilities under the loan, including principal and interest, would be immediately due and payable to Smith & Nephew.

If we were to pursue a plan of reorganiztion, we would need additional funds to support research programs. We may be unable to obtain the funds we would need to support these programs.

Our ongoing research programs, if they were maintained, would require significant cash investment. Such investment is uncertain, due to such uncertainties as the achievement and timing of regulatory approvals and third-party reimbursement, sales and marketing efforts by our collaborators, market acceptance of our products and potential products, the establishment of new strategic alliances, the timing and expense of pre-clinical and clinical studies, and new technological innovations. The further development of our technology and commercialization of our products, as well as any further development of manufacturing capabilities or the establishment of any additional sales, marketing and distribution capabilities, would require the commitment of substantial funds.

If we were to continue operations, our products may not be accepted in the market and may not be successfully commercialized because physicians and patients may not purchse or use them, or patients mayhave adverse reactions.

Our products are based on new and innovative technologies, and the medical community or the general population may not broadly purchase or use our products as alternatives to existing methods of treatment. We may be unable to sell our products due to:

•	their respective cost;

•	concerns related to efficacy;

•	the effectiveness of alternative methods of treatment;

•	the insufficiency of third-party reimbursement;

•	reports of adverse reactions; and

•	doubts regarding our continued viability as a company.

Any future negative events or other unfavorable publicity involving the use of our products could also limit the acceptance of our products. We have limited direct experience marketing or obtaining third-party reimbursement for these types of products.

Our human-based collagen product, if approved by the FDA, may never achieve commercial acceptance in the United States or elsewhere. Similarly, our strategic collaborators may never achieve significant sales of products containing NouriCel.

We are relying on Smith & Nephew, Inamed and others to market our products both domestically and internationally. We will continue to rely on Smith & Nephew to market our products until we close the sale of our interests in the Dermagraft Joint Venture to Smith & Nephew. Market acceptance of human-based collagen would depend in part on the regulatory and marketing efforts of Inamed. Sales of products containing NouriCel would depend on the marketing capabilities of Skinmedica, Inc. and other parties to whom we license rights to sell products. We cannot control the amount and timing of resources that Smith & Nephew, Inamed or others may devote to marketing and selling our products, or their ability or willingness to continue investment in such activities. In addition, if the sale of our interest is not consummated, the Dermagraft Joint Venture agreements provide that they may be terminated before their expiration if specified events occur, such as a material default, change of control, partner’s election to withdraw, the cessation of the partnership’s regular operations for implementing its business purpose, mutual agreement, or a voting deadlock on a material issue, all or some of which may be outside of our control.

To the extent that we chose not to or were unable to establish alternative arrangements in the event of a collaborators’ failure to meet its obligations under one or more of our collaborative agreements, we would experience increased capital requirements to undertake research, development and marketing of our proposed products at our own expense.

If we were to pursue a plan of reorganization and we or our collaborators are not able to obtain regulatory approval, we would be unable to sell the affected products. If approval is delayed, it could ultimately prevent our ability to sell our products and generate revenues.

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

Our products, or potential products, may not be successful in ongoing or future clinical trials. Such trials may be delayed or halted for various reasons, including:

•	we are unable, or decide not to pursue the development of the products;

•	the product is not effective, or physicians think that it is not effective;

•	patients experience severe side effects during treatment;

•	patients do not enroll in the study at the rate we expect; or

•	product supplies are not sufficient to treat the patients in the study.

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

The FDA has informed us that our epicardial angiogenesis patch, known as Anginera, may be regulated by the FDA as a biologic. Our other tissue products, if we decide to continue their development, could be regulated as medical devices, biologic products or pharmaceutical products. Legislative and regulatory initiatives concerning the regulation of tissue and organ transplants are ongoing and could affect the future regulation of our products. It is not possible at the present time to predict accurately either the time frame for such action, or the ultimate effect that such initiatives could have, if any, on the products under development or on applications for existing products. Unlike PMA submissions for medical devices, the FDA has no regulatory time limit within which it must review and act upon submissions treated as biologics. As a result, the time period for final action often takes several years from submission, usually exceeding that expected for a PMA application. In addition, we have very limited experience with biologic applications, and neither we nor the FDA have experience of applying biologic regulations to our technology and products.

Although the FDA has classified TransCyte and Dermagraft as medical devices, the state of California notified us that we must register as a tissue bank to manufacture or distribute TransCyte and Dermagraft, and the state of New York requires us to register as a tissue bank to manufacture or distribute TransCyte. Although some states do not regulate tissue banks, there are certain other states besides California and New York that do. Such states could take a position similar to California and New York with regard to the regulatory status of our tissue products. In June 1997, we submitted a petition to the FDA requesting an advisory opinion that the FDA’s federal regulation of TransCyte as a medical device pre-empts conflicting New York statutes from regulating the product as banked human tissue. In January 2000, the FDA responded to our request with an opinion stating that New York State tissue bank licensing requirements were not pre-empted by the FDA’s federal regulation. Subject to individual state regulations, we and our customers could be subjected to additional regulations, registrations and associated costs. In addition, under the laws of some states that regulate tissue, including New York and Florida, the sale of human tissues for valuable consideration is prohibited. We are currently distributing TransCyte and Dermagraft in California, and TransCyte in New York, under tissue banking licenses that enable us to charge a fee for service rendered at a profit. In California, the license is provisional. Due to the similarities of our products and their common technology platform, regulations applicable to TransCyte and Dermagraft would also be expected to apply to other future products, if successfully developed.

In May 2001, McGhan Medical Corporation, a subsidiary of Inamed, filed a PMA supplement with the FDA, seeking approval to add our human-based collagen as an alternative source of injectable collagen. Clearance of the PMA amendment filing by the FDA would permit Inamed to market an injectable form of human-based collagen for wrinkle treatment. In October 2001, Inamed announced that the FDA had requested additional pre-clinical data and had asked for skin-test studies to be conducted. Inamed has not purchased our human-based collagen in 2002, pending the results of the skin-test studies. These studies are now complete. In June 2002, Inamed submitted its PMA supplement to the FDA. Inamed is currently awaiting approval to market its product. We significantly reduced collagen production quantities in the first quarter of 2002 while Inamed performed their skin-test studies, however we have re-established higher production levels in the second quarter of 2002, based on Inamed’s requirements. We expect to recommence shipping to Inamed in the second half of 2002. The cost of producing collagen is currently greater than the price at which we will sell the collagen to Inamed, requiring the write-down of our inventory to net realizable value. While we expect the cost of producing collagen to decline, we may never be able to produce collagen at a cost that would would allow us to make a significant profit under our agreement with Inamed. While we would receive royalties on future sales of Inamed’s injectable collagen product, such royalties are dependent upon FDA approval of Inamed’s PMA supplement, and Inamed’s success in launching the product. The FDA may never approve Inamed’s PMA supplement and Inamed may never launch their product. If the product is not launched, we will not receive further payments under our agreement with Inamed and may never be able to sell our human-based collagen.

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

If we are unable to protect our intellectual property, we would be unable to prevent other companies from using our technology in competitive products, which may decrease the value of our technology in any future liquidation or sale. If we infringe the intellectual property rights of others, we may be prevented from developing or marketing our products, if we were to pursue a plan of reorganization.

Our ability to compete effectively would depend, in part, on our ability to maintain the proprietary nature of our technology and manufacturing processes. Our competitors may develop products that are similar to or the same as our products and market those products after our patents expire, or may design around our existing patents. If this happens, sales of our products would suffer and our ability to generate revenues would be severely impacted. Furthermore, patents may be issued to others that prevent the manufacture or sale of our products. We may have to pay significant fees or royalties to license those patents to continue marketing our products. This would cause any future profits on sales of our products to decline.

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

Risks Related to Our Industry

If we were to pursue a plan of reorganization, healthcare reform measures and reimbursement procedures may prevent us from obtaining an adequate level of reimbursement for our products that in turn would decrease our ability to generate revenues.

Our ability to commercialize our regulated products successfully, if we decided to pursue them, would depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other organizations. In the United States, government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new products. Initiatives to reform healthcare delivery are increasing these cost containment efforts. As managed care organizations continue to expand as a means of containing healthcare costs, we believe there may be attempts by such organizations to restrict the use of, delay authorization to use, or limit coverage and the level of reimbursement for new products such as ours, pending completion of analysis of the relationship between the cost and the benefit of such products. Internationally, where national healthcare systems are prevalent, little, if any, funding may be available for new products, and cost containment and cost reduction efforts can be more significant than in the United States.

Our products and potential products are novel and as such are subject to inherent uncertainty in the area of reimbursement. Adequate government or private coverage or level of reimbursement may not be available for any of our products, and we may not be able to maintain price levels sufficient for the realization of an appropriate return on our investment in such products. Failure to obtain sufficient coverage and reimbursement levels for uses of our products could decrease the market acceptance of such products.

If we were to continue operations, discoveries or development of new technologies by our competitors or others may make our products less competitive or make our products obsolete.

The biomedical technology industry is subject to rapid, unpredictable and significant technological change. Competition to our technology is intense and may come from universities, research institutions, tissue engineering companies, xenotransplant companies, various divisions of major pharmaceutical companies and other pharmaceutical, biotechnology and medical products companies. Many competitors have greater financial resources, research and development capabilities, and manufacturing and marketing experience and capabilities than we do. We would rely on partners and potential partners to provide some or all of these resources in order for us to compete.

The relative speed with which we can develop products, complete clinical trials, obtain regulatory approvals and develop commercial manufacturing capabilities are some of the major determinative factors in establishing a competitive position. Our ability to attract and retain qualified scientific, marketing and other personnel, obtain and maintain patent protection and secure funding would also be key competitive factors for us. Our ability to attract and retain key personnel, and our ability to secure funding, have been materially negatively impacted by our recent reduction in force and our Chapter 11 filing.

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

Potential competition for our human-based collagen product would, we believe, come from existing therapies such as bovine collagen and cadaver sources, as well as from new potential products. We are aware of a potential competitor capable of producing recombinant human collagen. Within the wrinkle revision market, we believe that our human-based collagen would compete with products such as Zyderm and Zyplast, Inamed’s existing bovine collagen products, fat injections, gelatin or cadaver-based collagen products, and hyaluronic acid products, currently available in Europe, Canada and Australia. We are also aware of two hyaluronic acid based products, Hylaform, licensed by Genzyme Biosurgery to Inamed, and Restylane, from Q-Med of Sweden, that are currently in clinical trials for wrinkle revision. In April 2002, Botox, a botulinum toxin product marketed and manufactured by Allergan, Inc., was approved by the FDA for use in the treatment of moderate to severe glabellar lines in adults aged 65 and younger. This approval applies to the vertical lines between the eyebrows, or the “frown lines”, a limited segment of the target market for Inamed’s collagen product.

Competition in the cosmetics and cosmeceuticals field is very highly fragmented. Many of our competitors and potential competitors have greater financial and marketing resources than us or our current partners.

Factors such as our ability to secure regulatory approval for our products, to implement production and marketing plans and to secure adequate capital resources, would also impact our competitive position. We may not have the resources, or may not be able to secure partners with sufficient resources, to compete successfully.

If we were unable to attract and retain key personnel and advisors, it would limit our ability to successfully emerge from reorganization, to obtain financing or to develop our products.

If we were to pursue a plan of reorganization, the success of the plan would depend in large part upon our ability to attract and retain qualified and experienced scientific, management and administrative personnel, as well as the continued contributions of key existing senior management and scientific and technical personnel. We face strong competition for such personnel and we may be unable to attract or retain such individuals, particularly as a result of our bankruptcy filing. For instance, some competitors have begun to expand their research and manufacturing capabilities in San Diego, resulting in significantly increased competition for personnel, and potential increases in the cost of retaining qualified personnel. Failure to continue to attract and retain qualified and experienced personnel will limit our ability to achieve our business objectives and could make it difficult to raise additional funds or to attract partners.

We may not have adequate insurance and, if we become subject to product liability claims, it may result in damages that exceed our insurance limitations.

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

ITEM 6—Exhibits and Reports on Form 8-K

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
Incorporated by Reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated January 5, 1995

4.2	First Amendment to Rights Agreement entered into as of November 8, 1999, between ChaseMellon Shareholder Services, L.L.C. and Advanced Tissue Sciences, Inc.	Incorporated by Reference to Exhibit 1 to the Company’s Form 8-A, as amended, dated November 10, 1999

4.3	Second Amendment to Rights Agreement entered into as of December 13, 1999, between ChaseMellon Shareholder Services, L.L.C. and Advanced Tissue Sciences, Inc.	Incorporated by Reference to Exhibit 1 to the Company’s Form 8-A, as amended, dated March 28, 2000

99.1	Certification of Chief Restructuring Officer	Filed Herewith

99.2	Certification of Acting Chief Financial Officer	Filed Herewith

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED TISSUE SCIENCES, INC.

Date: November 18, 2002	/s/ MARK J. GERGEN
Chief Restructuring Officer (Principal Executive Officer)

Date: November 18, 2002	/s/ ANDREW J. BUCKLAND
Acting Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Mark J Gergen certify that:

•	I have reviewed this quarterly report on Form 10-Q of Advanced Tissue Sciences, Inc.;

•
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

•
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

•
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

•
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

•
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

/s/ MARK J GERGEN
Chief Restructuring Officer (Principal Executive Officer)

I, Andrew J. Buckland certify that:

•	I have reviewed this quarterly report on Form 10-Q of Advanced Tissue Sciences, Inc.;

•
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

•
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

•
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

•
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

•
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002

/s/ ANDREW J BUCKLAND
Acting Chief Financial Officer (Principal Financial Officer)